Form 10QSB
period 2003-06-30
BANK HOLDINGS
filed 2003-08-14
CIK 1234383

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 333-105445

THE BANK HOLDINGS

(Exact name of Registrant as specified in its charter)

NEVADA	90-0071778
(State of Incorporation)	(IRS Employer Identification No)

9990 Double R Boulevard, Reno, Nevada 89521
(Address of principal executive offices) (Zip Code)

775-853-8600
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value,100 shares outstanding as of June 30, 2003

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1

THE BANK HOLDINGS

UNAUDITED CONSOLIDATED BALANCE SHEET

June 30, 2003
ASSETS
Cash and due from banks	$116,675
Federal funds sold	$—
Total cash & cash equivalents	$116,675
Securities:
Held to maturity	$—
Available for sale	$—
Total securities	$—
Loans:
Gross loans	$—
Allowance for loan losses	$—
Deferred loan fees	$—
Net loans	$—

Other equity securities	$—
Premises and equipment, net	$—
Other real estate owned	$—
Accrued interest receivable	$—
Other assets	$—
TOTAL ASSETS	$116,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$—
Interest bearing demand	$—
Savings	$—
MMDAs	$—
IRAs	$—
Time deposits < $100,000	$—
Time deposits > $100,000	$—
Total deposits	$—
Federal funds purchased and repurchase agreements	$—
Other borrowed funds	$125,000
Accrued interest payable	$111
Other liabilities	$—
TOTAL LIABILITIES	$125,111
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value	$150
Retained earnings	$(8,586)
Accumulated other comprehensive income	$—
Total stockholders’ equity	$(8,436)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,675

THE BANK HOLDINGS

UNAUDITED CONSOLIDATED STATEMENT OF INCOME & COMPREHENSIVE INCOME

INTEREST INCOME:	For the Period January 17, 2003 (date of inception) to June 30 2003
Interest on federal funds sold and interest bearing deposits	$—
US Treasury securities	$—
US Gov’t agencies & corporations	$—
Mortgage-backed securities	$—
Corporate bonds	$—
State and political subdivsions	$—
Equities	$—
Interest and fees on loans	$—
Total interest income	$—
INTEREST EXPENSE:
Interest on deposits	$—
Interest on borrowed funds	$1,361
Total interest expense	$1,361
Net Interest Income	$(1,361)
Provision for loan losses	$—
Net Interest Income after Provision for Loan Losses	$(1,361)

OTHER OPERATING INCOME:
Service charges on deposit accounts	$—
Gains on sales of loans	$—
Other	$—
Total other operating income	$—
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$—
Occupancy expense	$—
Other	$7,225
Total other operating expenses	$7,225
INCOME BEFORE PROVISION FOR INCOME TAXES	$(8,586)
Provision for income taxes	$—
NET INCOME	$(8,586)
Other Comprehensive Income, unrealized (loss) on securities, net of income taxes
COMPREHENSIVE INCOME	$(8,586)
PER SHARE DATA
Book Value	$(84.36)
Earnings per share basic	$(85.86)
Average Shares Outstanding, basic	100

THE BANK HOLDINGS

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period January 17, 2003 (date of inception) to June 30, ,2003
Cash Flows from Operating Activities
Net Income	$(8,586)
(Gain)Loss from sale of other real estate owned, net of	$—
write-downs	$—
(Gain) on sales of loans	$—
Loss on Sale of premises and equipment	$—
Provision for loan losses	$—
Depreciation and amortization	$—
Net Amortization (accretion) on securities	$—
(Gain) on sales of securities	$—
(Decrease) in unearned net loan fees	$—
Increase Deferred taxes	$—
Proceeds from sales of loans held for sale	$—
Originations of loans held for sale	$—
(Decrease) in interest receivable and other assets	$—
Increase in other liabilities	$111
Net cash provided by operating activities	$(8,475)

Cash Flows from Investing Activities
Maturities of securities held to maturity	$—
Maturities of securities available for sale	$—
Proceeds from calls of securities held to maturity	$—
Proceeds from sales/calls of securities available for sale	$—
Purchases of securities held to maturity	$—
Purchases of securities available for sale	$—
Principal paydowns on securities available for sale	$—
(Increase) Decrease in federal funds sold	$—
(Increase) Decrease in loans receivable	$—
Proceeds from sale of premises and equipment	$—
Purchases of premises and equipment	$—
Proceeds from sales of other real estate owned	$—
Other	$—
Net cash (used in) investing activities	$—

Cash Flows from Financing Activities
(Decrease) Increase in deposits	$—
Increase in borrowed funds	$125,000
Increase in repurchase agreements	$—
Proceeds from Sale of Common Stock	$150
Net cash provided by financing activities	$125,150

THE BANK HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

THE BANK HOLDINGS

On January 17, 2003, The Bank Holdings (the “Company”) was incorporated as a bank holding company, for the purpose of acquiring Nevada Security Bank (the “Bank”) in a one bank holding company reorganization.  The new corporate structure will permit The Bank Holdings and the Bank greater flexibility in terms of operation, expansion and diversification.  The Company, the Bank and NSB Merger Corporation entered into a Plan of Reorganization and Agreement of Merger dated April 17, 2003.  The Plan of Reorganization and Agreement of Merger provides for the exchange of shares of the Bank for shares of the Company on a share-for-share basis (the “Reorganization”).  The Reorganization was approved by the Company’s shareholders on July 9, 2003, and all required regulatory approvals or non-disapprovals with respect to the Reorganization have been obtained.  It is anticipated that the Reorganization will be consummated during the third quarter of 2003.  The Company has not engaged in any business since its incorporation.  After the Reorganization, the Bank will continue its operations as presently conducted under its management, but the Bank will be a wholly-owned subsidiary of The Bank Holdings.  The financial statements for The Bank Holdings presented herein are presented on a consolidated basis as of June 30, 2003.

Nature of Banking Activities

The Bank is a Nevada state-chartered bank that was incorporated on February 26, 2001, and opened for business on December 27, 2001.  The Bank operates two branches – one in Incline Village and one in Reno, Nevada.   Its deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC).  In addition to the two branch deposit offices, the Bank has a loan production office in Rancho Cordova, California which facilitates the extension of credit to loan customers through association with the Small Business Administration.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such period.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The only activities of the Company to date have been related to accounting, legal, and licensing costs having to do with the reorganization.

Recent Developments

The Reorganization has yet to become effective. When it does, it is expected that each issued and outstanding share of the Bank will be exchanged on a share-for-share basis for a share of The Bank Holdings, and the Bank will become a wholly-owned subsidiary of The Bank Holdings.

PART I - FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW OF THE RESULTS OF OPERATION

AND FINANCIAL CONDITION

SUMMARY OF FINANCIAL DATA

RESULTS OF OPERATIONS SUMMARY

As of the date of this report, the Reorganization has yet to be effected. The Company has not paid any remuneration to any employee or director, and does not own or lease any property. As noted, Operations of the Company have been limited to payment for accounting, tax, legal, loan fees and licensing expenses necessary to initiate activities under regulatory approvals.

FINANCIAL CONDITION SUMMARY

The Company’s assets are currently composed exclusively of cash on hand. Liabilities are comprised of accrued interest on Company debt for the five days since the lending arrangements were made and the $125,000 of borrowed funds. Funds were borrowed under lending arrangements with seven directors of the Bank. The notes are dated June 26, 2003, and mature June 26, 2005. They bear interest at prime plus one percent floating, adjusted daily and paid quarterly, with an interest rate floor of 6.5%, and a loan fee of 1%. Contributed Capital represents $150 received from the incorporator.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Those factors include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which the Company conducts its operations.

Words such as “expects”, “anticipates”, “believes”, and “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed, forecasted in, or implied by, such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 3

QUALITATIVE & QUANTITIVE DISCLOSURES

ABOUT MARKET RISK

MARKET RISK MANAGEMENT

At the current time, the Company has conducted no operational activities except for its organization. As a result, no funds taking or placing activities have occurred and market risks are not applicable.

PART II - OTHER INFORMATION

ITEM 1 : LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation. As of the date of this report, there are no legal proceedings against the Company of which management is aware.

ITEM 2 : CHANGES IN SECURITIES

As of the date of this report, only 100 shares of the Company’s common stock are outstanding. At the current time, there is no market for the common stock and no dividends have been paid.

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of the date of this report, no matter has been submitted to a vote of security holders.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

As of the date of this report, no Reports on Form 8-K have been filed by the Company.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-QSB for the quarterly period ended June 30, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2003.

/s/ Hal Giomi
Date 8/12/03	The BANK HOLDINGS
Harold G. Giomi
Chairman &
Chief Executive Officer

/s/ Jack B. Buchold
Date 8/12/03	The BANK HOLDINGS
Jack B. Buchold
Chief Financial Officer