Form 10QSB
period 2003-09-30
BANK HOLDINGS
filed 2003-11-14
CIK 1234383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value, 1,405,930 shares outstanding as of September 30, 2003

FORM 10-QSB
TABLE OF CONTENTS

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations & Comprehensive Loss
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Overview of the Results of Operations and Financial Condition
Earnings Performance
Net Interest Income & Net Interest Margin
Provision for Income Taxes
Provision for Loan Losses
Non-interest Income/Expense
Balance Sheet Analysis
Investment Portfolio
Loan Portfolio
Off-Balance Sheet Arrangements
Non-Performing Assets
Allowance for Loan Losses
Non-Earning Assets
Deposits and Interest Bearing Liabilities
Deposits
Other Interest Bearing Liabilities
Non-Interest Bearing Liabilities
Demand Deposits
Other Non-Interest Bearing Liabilities
Liquidity & Market Risk Management
Interest Rate Risk Management
Liquidity
Capital Resources

Item 3. Controls & Procedures

Part II - Other Information
Item 1. - Legal Proceedings
Item 2. - Changes in Securities
Item 3. - Defaults upon Senior Securities
Item 4. - Submission of Matters to a vote of Security Holders
Item 5. - Other Information
Item 6. - Exhibits and Reports on Form 8-K

Signatures

EXHIBITS

PART I - FINANCIAL INFORMATION
Item 1

THE BANK HOLDINGS
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and Due From Banks	$3,068	$2,129
Federal Funds Sold	2,180	2,005
Total Cash & Cash Equivalents	5,248	4,134

Securities Available for Sale	37,908	13,393
Securities Held to Maturity	42,242	34,599
Loans:
Gross loans	63,467	25,005
Allowance for loan losses	(767)	(220)
Deferred loan fees, net	(162)	(173)
Net Loans	62,538	24,612

Other equity securities	253	51
Premises and equipment, net	2,081	2,174
Accrued interest receivable	732	613
Other assets	75	100
TOTAL ASSETS	$151,077	$79,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$20,684	$10,397
Interest bearing demand	6,772	3,657
Savings	1,229	1,010
MMDA’s	80,624	40,226
IRA’s	613	337
Time deposits < $100,000	5,563	3,810
Time deposits > $100,000	22,859	7,833
Total Deposits	138,344	67,270

Other borrowed funds	1,626	15
Accrued interest payable and Other Liabilities	412	396
TOTAL LIABILITIES	140,382	67,681
SHAREHOLDERS’ EQUITY
Preferred Stock, $.01 par value, 20,000,000 shares authorized: no shares issued or outstanding
Common stock, $.01 par value; 10,000,000 shares authorized: 1,405,930 shares issued and outstanding	14	14

Surplus	13,998	13,998
Accumulated deficit	(2,988)	(2,333)
Accumulated other comprehensive income (loss)	(329)	316
TOTAL SHAREHOLDERS’ EQUITY	10,695	11,995

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$151,077	$79,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2003	2002	2003	2002
INTEREST INCOME:
Federal funds sold and interest bearing deposits	$19	$41	$60	$134
US Treasury securities	4	4	11	10
US Gov’t agencies	200	150	411	198
State and political subdivisions	3	—	4	—
Mortgage-backed securities	132	118	470	276
Corporate Bonds	95	122	355	185
Equities	2	1	3	1
Loans, including fee income	941	183	2,201	242
Total interest income	1,396	619	3,515	1,046

INTEREST EXPENSE:
Interest on deposits	529	237	1,287	368
Interest on borrowed funds	5	2	9	2
Total interest expense	534	239	1,296	370
Net Interest Income	862	380	2,219	676

Provision for loan losses	95	95	547	170
Net Interest Income after Provision for Loan Losses	767	285	1,672	506

NON-INTEREST INCOME:
Service charges on deposit accounts	12	7	36	12
Pre-underwriting Fees	94	—	94	—
Gain on sale of investment securities available for sale	—	4	499	7
Other	21	12	70	23
Total non-interest income	127	23	699	42

NON-INTEREST EXPENSE:
Salaries and employee benefits	508	347	1,402	968
Occupancy expense	240	96	632	376
Other	362	296	992	728
Total non-interest expense	1,110	739	3,026	2,072

LOSS BEFORE PROVISION FOR INCOME TAXES	(216)	(431)	(655)	(1,524)
Provision for income taxes	—	—	—	—

NET LOSS	$(216)	$(431)	$(655)	$(1,524)
Other comprehensive income (loss), unrealized gain (loss) on securities available for sale	(352)	117	(645)	105
COMPREHENSIVE LOSS	$(568)	$(314)	$(1,300)	$(1,419)

PER SHARE DATA
Loss per share, basic and diluted	$(0.15)	$(0.31)	$(0.47)	$(1.08)
Average shares outstanding, basic and diluted	1,405,930	1,405,830	1,405,930	1,405,830

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Net loss	$(655)	$(1,524)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of investment securities available for sale	(499)	(7)
Provision for loan losses	547	170
Depreciation and amortization	262	133
Net amortization/accretion on securities premiums and discounts	727	108
Increase (decrease) in unearned net loan fees	(11)	181
Increase in interest receivable and other assets	(94)	(568)
Increase in interest payable and other liabilities	16	69
Net cash provided by (used in) operating activities	293	(1,438)

Cash Flows from Investing Activities
Proceeds from sales/calls of securities available for sale	16,255	504
Purchases of securities available for sale	(40,999)	(10,764)
Proceeds from maturities of securities Held to Maturity	27,360	885
Purchases of securities Held to Mauturity	(35,647)	(34,274)
Purchase of equity securities	(202)	(51)
Increase in loans receivable, net	(38,462)	(14,315)
Purchases of premises and equipment	(169)	(943)
Net cash used in investing activities	(71,864)	(58,958)

Cash Flows from Financing Activities
Net Increase in deposits	71,074	48,617
Proceeds from borrowed funds	1,625	—
Payments on capital lease obligations	(14)	(15)
Net cash provided by financing activities	72,685	48,602

Increase(Decrease) in cash and due from banks	1,114	(11,794)

Cash and Cash Equivalents
Beginning of period	4,134	13,653
End of period	$5,248	$1,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Note 1 – The Business of The Bank Holdings

On January 17, 2003,  The Bank Holdings (the “Company”) was incorporated as a bank holding company, for the purpose of acquiring Nevada Security Bank (the “Bank”) in a one bank holding company reorganization.  The new corporate structure will permit the Company and the Bank greater flexibility in terms of operation, expansion and diversification.  The Company, the Bank and NSB Merger Corporation entered into a Plan of Reorganization and Agreement of Merger dated April 17, 2003.  The Plan of Reorganization and Agreement of Merger provided for the exchange of shares of the Bank for shares of the Company on a share-for-share basis (the “Reorganization”).  The Reorganization was approved by the Company’s shareholders on July 9, 2003, and all required regulatory approvals or non-disapprovals with respect to the Reorganization have been obtained.  The Reorganization was consummated on August 29, 2003. At the present time, the Company has no other operating subsidiaries.

The Company’s principal sources of income will be earnings from assets held for investment and dividends from the Bank.  The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the costs of debt service, will generally be paid from these sources.

Nature of Banking Activities

Nevada Security Bank is a Nevada state-chartered bank that was incorporated on February 26, 2001, and opened for business on December 27, 2001.  The Bank operates two branches – one in Incline Village and one in Reno, Nevada.  These branches opened on March 6, 2002 and December 27, 2001, respectively.  The Reno office relocated to permanent facilities on December 6, 2002.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC).  In addition to the two branch deposit offices, the Bank has a loan production office in Rancho Cordova, California which opened for business in April of 2003.  It operates under the name of Silverado Funding, and was established to facilitate the extension of credit to loan customers through association with the Small Business Administration. Further, the Bank’s regulators, the State of Nevada Department of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC) have approved a new branch office within the vicinity of Robb and Mae Ann, in the City of Reno, Nevada. It is anticipated that this branch will open for business in September 2004.

Note 2 -  Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Bank and as a result of the reorganization described above reflect the historical carrying amounts.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. Certain amounts reported for 2002 have been reclassified to be consistent with the reporting for 2003 with no effect on stockholders’ equity or net loss.  The interim financial information should be read in conjunction with the Bank’s Annual Report.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Note 3 – Current Accounting Developments

In December 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company.  In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133.  The Statement also clarifies when a derivative contains a financing component.  The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003.  In management’s opinion, the adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  In management’s opinion, adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  Implementation of FIN 45 did not have a significant impact on the Company’s financial statements.

In January 2003, FASB issued FIN No. 46 “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”  FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary.  The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE.  Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003.  If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003.  However, on October 8, 2003, the Financial Accounting Standards Board (FASB) deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.  Implementation of FIN 46 is not expected to have significant impact on the Company’s financial statements.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2003 and 2002, cash paid for interest expense on interest bearing liabilities was $1.294 million and $347,000, respectively, while there was no cash paid for income taxes during the nine months ended September 30, 2003 or 2002.  There was no real estate acquired in the settlement of loans for the nine months ended September 30, 2003, or 2002.

Note 5 – Stock Based Compensation

The Company’s stock-based employee compensation plan, the 2002 Stock Option Plan, was assumed from Nevada Security Bank in August 2003 in conjunction with the Company’s acquisition of all the outstanding shares of the Bank.  The 2002 Stock Option Plan is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company’s consolidated net loss and loss per common share are disclosed during the years in which the options become vested.  The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Stock - Based Employee Compensation

(dollars in thousands, except per data share)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$216	$431	$655	$1,524
Deduct: Total stock - based employee compensation expense determined under the fair value based method for all awards	41	51	123	51

Pro forma net loss	$257	$482	$778	$1,575

Basic and diluted loss per common share - as reported	$0.15	$0.31	$0.47	$1.08
Basic and diluted loss per common share - pro forma	$0.18	$0.34	$0.55	$1.12

Note 6 – Earnings (Loss) Per Share

Loss per share for all periods presented in the Consolidated Statements of Operations are computed based on the weighted average number of shares outstanding during each period.  The dilutive effect of stock options has not been included in the computation for the loss per common share because inclusion would be anti–dilutive.  Options outstanding as of September 30, 2003 and December 31, 2002 were 227,000 and 208,500 respectively and all have an exercise price of $10.00.

Loss per Share

(dollars in thousands, except per data share)

	For the Three - Month Period Ended September 30		For the Nine - Month Period Ended September 30
	2003	2002	2003	2002
Basic loss and diluted per share: average shares outstanding	1,405,930	1,405,830	1,405,930	1,405,830
Net loss	$216	$431	$655	$1,524
Basic and diluted loss per share	$0.15	$0.31	$0.47	$1.08

Note 7 – Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss.  The Company’s only source of other comprehensive loss is derived from unrealized gains and losses on investment securities available for sale.  Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in net loss of the current period that also had been included in other comprehensive loss as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive loss of the current period.  The Company’s comprehensive loss was as follows:

Comprehensive Loss

(dollars in thousands)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2003	2002	2003	2002

Net Loss	$(216)	$(431)	$(655)	$(1,524)
Other comprehensive loss:
Unrealized holding loss	(352)	121	(146)	112
Less: reclassification adjustment	—	(4)	(499)	(7)

Total other comprehensive loss	(352)	117	(645)	105

Comprehensive loss	$(568)	$(314)	$(1,300)	$(1,419)

Note 8 – Financial Instruments with Off-Balance-Sheet-Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business, in order to meet the financial needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.  Unsecured commitments were approximately $8.8 million, and $3.7 million at September 30, 2003 and December 31, 2002, respectively.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	September 30, 2003	December 31, 2002
Commitments to extend credit	$19,858	$14,533
Standby letters of credit	$17	$-0-

Commitments to extend credit consist primarily of unfunded single-family residential construction loans and home equity lines of credit, and commercial real estate construction loans and commercial revolving lines of credit.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Note 9 – Other Borrowed Funds

Other borrowed funds as of September 30, 2003 includes $1,625,000 in unsecured notes payable to related parties.  These notes were issued by the Company and $1,450,000 of the funds were contributed to the Bank to support its growth.  The notes have a fixed rate of 6.25% and are due April 30, 2004.

PART I - FINANCIAL INFORMATION

Item 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-QSB includes forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve inherent risks and uncertainties.  Words such as “expects”, “anticipates”, “believes”, and “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed, forecasted in, or implied by, such forward-looking statements.

Although the Bank Holdings believes that the assumptions underlying the forward-looking statements contained in this discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate.  The Company cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  Those factors include identification and mitigation of credit risk, interest rate risk, liquidity risk, and compliance risk, the loss in market value of available for sale securities that could result when interest rates change substantially, as well as changes in the Company’s environment which may be associated with inflation, government regulations, and economic conditions and competition in the geographic and business areas in which the Company conducts its operations.  All of these areas are difficult to predict and may be beyond the control of the Company.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations.  In Management’s opinion, the Company’s critical accounting policies deal with the following area:  The establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis.

OVERVIEW OF THE RESULTS OF OPERATION
AND FINANCIAL CONDITION

SUMMARY OF FINANCIAL DATA

RESULTS OF OPERATIONS SUMMARY

The Company’s net loss for the quarter ended September 30, 2003 was $216,000 as compared to the loss of $431,000 for the third quarter of 2002.

The primary contribution to the Company’s third quarter earnings improvement in 2003 was a $482,000 increase in net interest income.  This was brought about by an average investment level over 50% greater than the prior period, coupled with an average loan volume approximately six times larger than the previous reported period.  The Company’s net interest margin, which declined by 13 basis points, from 2.86% to 2.73%, was more than offset by the $777,000 growth in interest income on average earning assets.  The slight decrease in the net interest margin was primarily due to a more marked reduction in interest earned on investment and loan portfolio assets, coupled with a lesser reduction in interest paid on interest bearing liabilities.  There was no change in the Company’s provisions for loan losses, for the third quarter of 2003, when compared to the same period of 2002.  The provision for loan losses was $95,000 for both periods.  The provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan losses, as described in more detail in the allowance for loan losses section herein.

Non-interest income for the third quarter of 2003 was $104,000 higher than the third quarter of 2002, primarily due to pre-underwriting fees associated with SBA loans.  The increase in non-interest income was more than offset, however, by a $371,000 unfavorable variance in non-interest expenses.  Personnel cost increased $161,000, as the Company added more experienced management to its employee base, and occupancy expense rose by $144,000 as a result of the move from temporary quarters to permanent quarters for the Reno branch and administrative staff when comparing results for the quarters ended September 30, 2003 and 2002.  The Company’s legal and accounting costs have increased noticeably between the third quarters of 2003 and 2002 as the holding company reorganization was completed.

At the current time, the Company has a tax loss carry forward on a consolidated basis, and no tax accrual or expense has been recorded for any of the periods reported within the body of this report.

The Company’s net loss for the nine months ended September 30, 2003  was $655,000 as compared to $1.5 million for the same period of 2002.  The Company’s basic and diluted loss per share for the nine month period ended September 30, 2003 were $0.47 compared to $1.08 for the same period of the prior year.

The variances in the Company’s results of operations for the nine months of 2003 relative to the same period of 2002 mirror the third quarter differences, but for the most part are greater in magnitude.  Net interest income before the provision for loan losses increased by $1.5 million due to substantially greater volumes of earning assets over the corresponding nine month period of 2002.  As a result of the significant loan growth, the provision for loan losses was $377,000 higher for the nine months ended September 30, 2003 when comparing to the same period for 2002.  A $657,000 increase in non-interest income, fueled by a $492,000 increase in gains on sales of securities when comparing the nine months of 2003 to the same period of 2002 also supported the overall decrease in the net loss.

As one might expect from a Company that moves from temporary quarters in a strip mall to permanent quarters in a stand-alone two story facility on the corner of a major intersection in the growing southern section of Reno, staffing and occupancy costs increased substantially over the two nine month periods under review.  Salaries and employee benefits increased by $434,000 and occupancy costs grew by $256,000 over the nine months ended September 30, 2003 when compared to the same period of 2002, while all other non-interest expenses increased only $264,000 during the same period.

FINANCIAL CONDITION SUMMARY

The Company is still in its initial growth phase, as is evidenced by the dramatic increase in total assets of over $70 million since the end of the year 2002, and over $90 million between the periods ended September 30, 2003 and 2002.  Between December 31, 2002 and September 30, 2003, deposits have increased $71 million or approximately 106%, investments have increased over $32 million, or 67% and gross loans have grown by over $38 million, an increase of approximately 154%.  Over the intervening year, investments grew by approximately $36 million and outstanding gross loans increased about $50 million.  This asset growth was fueled by deposit increases of about $89 million over the period, approximately 84% of which was centered in interest bearing accounts.  The increase in volumes of earning assets has kept pace with deposit growth, and the Company’s percentage of earning assets was over 90% for both periods.

The Company’s deposit growth has come from three primary sources, two of which were its branches in Incline Village and Reno, while the third source has been a specialized program of tax free real estate exchange deposits. At September 30, 2003, these deposits totaled $52 million and accounted for approximately 37% of the subsidiary bank’s deposits.  With the addition to staff during 2003, a more formal program of cross-selling and specific marketing activities was implemented to further enhance deposit and loan growth.

EARNINGS PERFORMANCE

As previously noted and also as reflected in the Consolidated Statements of Operations, during the quarter and for the nine months ended September 30, 2003, the Company generated a net loss of $216,000, and $655,000 as compared to $431,000 and $1.524 million for the same periods in 2002.

The Company earns income from two primary sources, net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges and fees charged for services provided, less the operating costs of providing the full range of banking services to our customers.  Pre-underwriting fees and gains on sale of securities comprise another area of non-interest income.

NET INTEREST INCOME & NET INTEREST MARGIN

The Company’s net interest margin depends on the yields, volumes, and mix of its earning assets components as compared to the rates, volume and mix of various funding sources.  The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets.  The Average Balances and Rates table which immediately follows reflects the Company’s average balance sheet volumes of assets, liabilities, and stockholders equity; the amount of associated interest income or interest expense; net interest income; the average rate or yield for each category of interest earning asset or interest bearing liability; and the net interest margin for the periods noted.

Average Balances and Rates

(dollars in thousands)

	For the Quarter Ended September 30, 2003 (a) (b) (f)			For the Quarter Ended September 30, 2002 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$6,852	$19	1.11%	$10,883	$41	1.52%
Taxable	$62,678	$434	2.78%	$33,074	$394	4.78%
Equity	$252	$2	2.60%	$50	$1	4.05%
Total Investments	$69,782	$455	2.62%	$44,007	$436	3.97%

Loans:(c)
Commercial	$8,388	$106	5.08%	$1,432	$19	5.23%
Real Estate	$44,102	$716	6.51%	$7,280	$152	8.37%
Consumer	$1,244	$22	6.95%	$513	$12	9.52%
Security Lines	$3,367	$97	11.59%	$8	$—	0.00%
Other	$15	$—	0.00%	$7	$—	0.00%
Total Loans	$57,116	$941	6.61%	$9,240	$183	7.94%
Total Earning Assets (e)	$126,898	$1,396	4.41%	$53,247	$619	4.66%
Non-Earning Assets	$6,201			$4,287
Total Assets	$133,099			$57,534
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$6,197	$4	0.26%	$3,188	$2	0.31%
Savings Accounts	$1,377	$2	0.50%	$242	$1	1.01%
Money Market	$69,483	$369	2.13%	$27,073	$167	2.47%
IRA’s	$631	$3	2.07%	$166	$1	3.13%
Certificates of Deposit<$100,000	$5,586	$31	2.20%	$2,297	$19	3.37%
Certificates of Deposit>$100,000	$21,480	$120	2.24%	$5,303	$47	3.55%
Total Interest Bearing Deposits	$104,754	$529	2.02%	$38,267	$237	2.48%
Borrowed Funds:
Other Borrowings	$341	$5	5.88%	$344	$2	2.87%
Total Borrowed Funds	$341	$5	5.88%	$344	$2	2.87%
Total Interest Bearing Liabilities	$105,095	$534	2.04%	$38,611	$239	2.48%
Demand Deposits	$16,764			$6,684
Other Liabilities	$435			$51
Shareholders’ Equity	$10,805			$12,188
Total Liabilities and Shareholders’ Equity	$133,099			$57,534

Interest Income/Earning Assets			4.41%			4.66%
Interest Expense/Earning Assets			1.69%			1.80%
Net Interest Income and Margin(d)		$862	2.72%		$380	2.86%

(a) Average balances are obtained from the best available daily or monthly data

(b) Yields are computed on a tax equivalent basis

(c) Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d) Represents net interest income as a percentage of average interest-earning assets.

(e) There are no non-accrual loans during the quarters ended September 30, 2002 and September 30, 2003.

(f) Annualized

Net interest income before the provision for loan losses for the third quarter of 2003 was $862,000, as compared to $380,000 for the third quarter of 2002.  This represents an increase of $482,000, or about 130%.  As previously noted, net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings.  The amount by which interest income exceeds interest expense depends on two factors: the volume and mix of earning assets as compared to that of interest bearing deposits and borrowings, and the interest rates earned versus the interest rates paid on each of the balance sheet portfolios.  The Company’s net interest margin is the net interest income expressed as a percentage of earning assets.  The margin for the third quarter of 2003 and the third quarter of 2002 are reflected in the Average Balances and Rates tables and reflect the changes in the rates earned and rates paid on loans, investments, deposits, and borrowed funds held by the Company during the periods under review.

The Company’s net interest margin has been impacted by three over-riding conditions.  The first is the pervasive low interest rate environment of the last few years brought about by the actions of the Federal Open Market Committee, the second has been the poor general economic conditions of the local and regional markets, and the third is the extremely competitive loan pricing of the major banks in the Company’s market.

For these reasons, management opened a loan production office in Rancho Cordova, California in April 2003 to generate additional loan volume, with the potential for loan sales income from government guaranteed loan programs.  Although management is optimistic that the Company’s net interest margin will be improved with additional loan volumes, there is no absolute assurance that fluctuations in market interest rates or other supply and demand issues will not have a deleterious effect on the Company’s net interest margin and/or net interest income.

The Company’s 2.62% earnings rate on its investment portfolio for the quarter ended September 30, 2003 was unfavorably impacted by the low interest rate environment, heavy refinancing in its mortgage backed portfolio, and the low rate on liquid overnight funds sold on a daily basis.  When compared to the 3.97% rate earned during the third quarter of 2002, one can see the almost 30% reduction in earnings over the period.

The Company’s rates earned on its loan portfolio over the same periods did not fall by the same magnitude.  While the prime rate fell twice during the intervening period, the overall earnings rate of 6.61% for the third quarter of 2003 was not as noticeably impacted from the 7.94% rate earned during the same period of 2002.

The Volume and Rate Variances table which follows sets forth the dollar amount of changes in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances (volume) or changes in average interest rates.  The calculation is as follows: the change due to an increase or decrease in volume is equal to the increase or decrease in the average balance time the prior period rate; the change due to an increase or decrease in the rate is equal to the increase or decrease in the average rate times the current period balance.  The variances attributable to both the volume and rate changes have been allocated to the change in rate.

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended September 30, 2003 over 2002			Nine Months Ended September 30, 2003 over 2002
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$(15)	(7)	$(22)	$(56)	(18)	$(74)
Taxable	$354	(314)	$40	$1,273	(691)	$582
Equity	$2	(1)	$1	$5	(3)	$2
Total Investments	$341	$(322)	$19	$1,222	$(712)	$510
Loans:
Commercial	$91	(4)	$87	$221	9	$230
Real Estate	$769	(205)	$564	$1,823	(320)	$1,503
Consumer	$17	(7)	$10	$57	(16)	$41
Security Lines	$—	97	$97	$392	(207)	$185
Total Loans	$877	$(119)	$758	$2,493	$(534)	$1,959
Total Earning Assets	$1,218	$(441)	$777	$3,715	$(1,246)	$2,469

Liabilities

Interest Bearing Deposits:

NOW	$2	—	$2	$7	1	$8
Savings Accounts	$3	(2)	$1	$7	(2)	$5
Money Market	$262	(60)	$202	$727	(126)	$601
IRA’s	$4	(2)	$2	$10	(3)	$7
Certificates of Deposit < $100,000	$28	(16)	$12	$104	(34)	$70
Certificates of Deposit > $100,000	$143	(70)	$73	$363	(135)	$228
Total Interest Bearing Deposits	$442	$(150)	$292	$1,218	$(299)	$919
Borrowed Funds:
Other Borrowings	$(0)	3	$3	$14	(7)	$7
Total Borrowed Funds	$(0)	$3	$3	$14	$(7)	$7
Total Interest Bearing Liabilities	$442	$(147)	$295	$1,232	$(306)	$926
Net Interest Margin/Income	$776	$(294)	$482	$2,483	$(940)	$1,543

As a result of the foregoing, variances, the Company’s gross earnings rate for the third quarter of 2003 was 4.41%, as compared to 4.66% for the third quarter of 2002.

Interest expense rates for the same periods noted above were favorably impacted by the lower interest rate environment previously noted, however, and the Company’s interest paid rate was 2.04% for the third quarter of 2003 as compared to 2.48% for the same period in 2002.  The Company’s overall net interest margin, however, declined to 2.72% for the third quarter of 2003, as compared to 2.86% for the same period in 2002.

Average Balances and Rates

(dollars in thousands)

	Nine Months Ended September 30, 2003 (a) (b) (f)			Nine Months Ended September 30, 2002 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$5,770	$60	1.39%	$9,914	$134	1.81%
Taxable	$53,256	$1,251	3.14%	$18,348	$669	4.88%
Equity	$295	$3	1.49%	$29	$1	2.37%
Total Investments	$59,321	$1,314	2.96%	$28,291	$804	3.80%

Loans:(c)
Commercial	$6,609	$270	5.47%	$1,003	$40	5.27%
Real Estate	$34,093	$1,689	6.63%	$3,165	$186	7.86%
Consumer	$1,091	$56	6.83%	$231	$15	8.88%
Security Lines	$1,961	$186	12.67%	$5	$1	26.74%
Other	$15	$—	0.00%	$5	$—	0.00%
Total Loans	$43,769	$2,201	6.72%	$4,409	$242	7.34%
Total Earning Assets (e)	$103,090	$3,515	4.56%	$32,700	$1,046	4.28%
Non-Earning Assets	$5,743			$4,070
Total Assets	$108,833			$36,770
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$5,406	$12	0.31%	$2,080	$4	0.27%
Savings Accounts	$1,092	$6	0.77%	$152	$1	0.99%
Money Market	$53,798	$854	2.12%	$13,906	$253	2.43%
IRA’s	$501	$9	2.32%	$94	$2	3.12%
Certificates of Deposit<$100,000	$5,303	$100	2.51%	$1,190	$30	3.39%
Certificates of Deposit>$100,000	$16,630	$306	2.46%	$2,938	$78	3.54%
Total Interest Bearing Deposits	$82,730	$1,287	2.08%	$20,360	$368	2.41%
Borrowed Funds:
Other Borrowings	$135	$9	8.91%	$20	$2	16.45%
Total Borrowed Funds	$135	$9	8.91%	$20	$2	16.45%
Total Interest Bearing Liabilities	$82,865	$1,296	2.09%	$20,380	$370	2.43%
Demand Deposits	$13,870			$3,530
Other Liabilities	$651			$135
Shareholders’ Equity	$11,447			$12,725
Total Liabilities and Shareholders’ Equity	$10,833			$36,770

Interest Income/Earning Assets			4.56%			4.28%
Interest Expense/Earning Assets			1.68%			1.51%
Net Interest Income and Margin(d)		$2,219	2.88%		$676	2.77%

(a) Average balances are obtained from the best available daily or monthly data

(b) Yields are computed on a tax equivalent basis

(c) Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d) Represents net interest income as a percentage of average interest-earning assets.

(e) There are no non-accrual loans during the nine month periods ended September 30, 2002 and September 30, 2003.

(f) Annualized

Interest earning rates for the nine months ended September 30, 2003 reflect a similar pattern to that which transpired in the most recent quarter.  Investment earning rates declined, as did loan earnings rates, as a result of the same factors; lower overnight rates, FOMC action, and the general economic malaise.

Although actual earnings rates declined on the Company’s investments and loan portfolios over the nine months ended September 30, 2003 when compared to the same period in 2002, the decline in rates paid on interest bearing deposits was more accelerated.  As a result, the Company’s net interest margin actually improved to 2.88% for the nine months ended September 30, 2003 as compared to 2.77% for the same period of 2002.

Rate changes are shown to have caused a drop of $294,000 in net interest income for the third quarter of 2003 relative to the third quarter of 2002, which presages the decrease reported for the Company’s net interest margin for the same period.  While the rates are lower, net interest income on a volume basis was actually enhanced by approximately $776,000 over the period due to over-riding positive variances in both investment and loan portfolio volumes.

The Company’s net interest margin is also impacted by changes in the mix of interest earning assets and interest bearing liabilities, as well as by changes in the relative level of non - earning assets (including cash and due from banks).  On the asset side of the balance sheet, the relative increase in the loan to deposit ratio had a positive impact on the weighted average yield on earning assets.

For the nine months ended September 30, 2003 changes in the Company’s net interest income due to rate variances were overshadowed by the Company’s continued high growth rate and positive asset mix.  The Company’s net interest income increased by about $1.5 million for the nine months ended September 30, 2003 when compared to the same period of 2002.

For the year ending December 31, 2003, the Company has budgeted no substantial increases in deposit or loan volumes, and it is anticipated that the Company will end the year 2003 with a slightly higher volume of deposits and loans than it currently holds.  However, there can be no absolute assurance that this, in fact, will occur.

PROVISION FOR INCOME TAXES

The Company does not record a provision for income taxes. At December 31, 2002 the Company had approximately $2.2 million of operating loss carry-forwards for federal income tax purposes which expire in 2021.

PROVISION FOR LOAN LOSSES

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for potential loan losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan losses.  Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to absorb losses inherent in the Bank’s loan portfolio.

For the quarter ended September 30, 2003 the Company’s provision for loan losses was $95,000, which is unchanged from the loan loss provision recognized in the third quarter of 2002.  On a year-to-date basis through September 30, the loan loss provision for 2003 was $547,000; this was $377,000 higher than the $170,000 provided in 2002.  The loan loss provision was higher in 2003 concurrent with the large increase in outstanding loan balances in 2003.  The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses”.

NON-INTEREST INCOME/EXPENSE

The Company’s results reflected a higher level of non-interest income in the quarter ended September 30, 2003 than that ended September 30, 2002.  The overall ratio of non-interest income to average earning assets increased to 0.40% from 0.17% for the quarter ended September 30, 2003 as compared to September 30, 2002.

Total non-interest income increased to 0.90% from 0.17% of average earning assets for the nine months ended September 30, 2003 as compared to the same period for 2002.

Total non-interest expenses increased to $1.1 million in the third quarter of 2003 from $739,000 in the third quarter of 2002.  For the nine month period ended September 30, 2003 the increase was nearly $1 million, with total non-interest expenses growing to $3 million for the nine months of 2003 as compared to $2.1 million for the same period of 2002.  As a percentage of average earning assets, total overhead expenses were 3.50% and 5.55% for the third quarters of 2003 and 2002, respectively, and 3.91% and 8.61% for the nine months ending September 30, 2003 and 2002.

The Company’s overhead efficiency ratio for all the periods under review declined due to the Company’s substantial growth.  The overhead efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income.  Neither the provision for loan losses nor securities gains or losses are factored into the equation. The Company’s overhead efficiency ratio was 168% in the third quarter of 2003 versus 286% for the third quarter of 2002 and 202% for the nine months ended September 30, 2003 as compared to 512% for the same period of 2002.

The primary sources of non-interest income and non-interest expense are noted on the following page in the Non-Interest Income/Expense table which reflects the values of non-interest income and expense as a percentage of average-earning assets.

Non Interest Income/Expense

(dollars in thousands)

	For the Quarter Ended September 30,				For the Nine-Month Period Ended September 30,
	2003	% of Total	2002	% of Total	2003	% of Total	2002	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$12	9.15%	$7	30.44%	$36	5.18%	$12	28.57%
Other service charges, commissions & fees	$21	16.61%	$12	52.17%	$70	10.08%	$23	54.76%
Pre-underwriting Fees	$94	74.24%	$—	0.00%	$94	13.44%	$—	0.00%
Gain on Sale of Securities	$—	0.00%	$4	17.39%	$499	71.30%	$7	16.67%
Total non-interest income	$127	100.00%	$23	100.00%	$699	100.00%	$42	100.00%
As a percentage of average earning assets		0.40%		0.17%		0.90%		0.17%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$508	45.80%	$347	47.03%	$1,402	46.33%	$968	46.73%
Occupancy costs
Furniture & equipment	$121	10.91%	$46	6.18%	$291	9.62%	$185	8.95%
Premises	$119	10.73%	$50	6.80%	$341	11.27%	$191	9.21%
Advertising and marketing costs	$31	2.79%	$31	4.16%	$101	3.34%	$73	3.52%
Data processing costs
Item processing costs	$13	1.19%	$20	2.68%	$35	1.17%	$16	0.75%
Other data processing	$38	3.43%	$19	2.58%	$113	3.72%	$52	2.52%
Deposit services costs	$39	3.51%	$28	3.76%	$111	3.67%	$69	3.33%
Loan services costs
Loan processing	$—	0.00%	$—	0.00%	$2	0.07%	$—	0.00%
Other loan services	$—	0.00%	$43	5.85%	$27	0.89%	$21	1.01%
Provision for Undisbursed Loan Commitments	$—	0.00%	$—	0.00%	$3	0.10%	$25	1.21%
Other operating costs
Telephone & data communications	$33	2.95%	$18	2.47%	$87	2.88%	$55	2.65%
Postage & mail	$8	0.76%	$3	0.44%	$22	0.73%	$7	0.33%
Other	$25	2.25%	$57	7.72%	$137	4.53%	$143	6.90%
Professional services costs
Legal & accounting	$65	5.86%	$30	4.06%	$94	3.11%	$96	4.63%
Other professional service	$50	4.49%	$32	4.30%	$159	5.25%	$89	4.29%
Stationery & supply costs	$27	2.43%	$15	1.98%	$69	2.28%	$82	3.97%
Sundry & tellers	$32	2.90%	$(0)	-0.01%	$32	1.06%	$0	0.00%
Total non-interest Expense	$1,110	100.00%	$739	100.00%	$3,026	100.00%	$2,072	100.00%
As a% of average earning assets		3.51%		5.56%		3.91%		3.61%
Efficiency Ratio	168%		294%		202%		512%

Included in the increase in non-interest income are increases in service charges on deposit accounts for both the third quarter and year-to-date, the third quarter increase was $5,000 while the increase for the nine months ended September 30, 2003 was $24,000.  These increases were based on the more consistent collection of monthly service charges and non-sufficient funds charges paid as well as higher deposit account volumes.  Other service charges, commissions and fees are primarily comprised of wire transfer and loan documentation fees, for all periods under review.

Pre-underwriting fees are a result of agreements with third parties whereby the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party.  These activities are conducted in the Rancho Cordova, California loan production office.  This office is expected to contribute additional loan volumes to the Company, and to provide additional sources of income based on sales of government guaranteed loans to financial intermediaries.  No absolute assurance can be given, however, that this will in fact, occur.  Pre-underwriting fees for the periods under review is contained only within the third quarter of 2003 and the year-to-date period ending

September 30, 2003 since the loan production office was not opened until the second quarter of 2003.

The largest increase for any specific category of expenses was in salaries and employee benefits, which were $161,000 or 46% higher in the third quarter of 2003 than for the same period of 2002. The increase for the nine months ended September 30, 2003 was $434,000 or 45%. Personnel costs approximated 46% of total non-interest expense and 1.60% of average earning assets during the third quarter of 2003 and 47% of total non interest expenses, as well as 2.61% of average earning assets for the same period in 2002.  This reflects the Company’s addition of experienced professional staff during late 2002 and 2003 as it aligned its staffing levels to business plans requirements for additional loan production capabilities.

The second greatest increase in non-interest expenses is most evident in the occupancy costs for the Company. This was due to two primary factors; 1) the move of the Reno branch and administrative offices from two temporary locations to a 9100 square foot permanent facility during the fourth quarter of 2002, and 2) the additional premises and equipment and data processing workstation costs initiated by such move. Total occupancy costs approximated 22% of total non-interest expense and .76% of average earning assets during the third quarter of 2003, and 21% of total non-interest expense and .82% of average earning assets for the nine months ended September 30, 2003.  For the third quarter of 2002, occupancy expenses approximated 13% of total non-interest expenses and .72% of average earning assets, compared to 18% and 1.53% respectively, for the nine months ended September 30, 2003.

Data processing expenses have continued to decrease to 0.16% of average earning assets for the quarter ended September 30, 2003 from 0.29% at September 30, 2002, and 0.19% of average earning assets for the nine months ended September 30, 2003 from 0.28% for the same period in 2002. The Company believes that the customer base envisioned in its business plan is more oriented towards a “high-tech, high-touch” financial services provider than has previously been the case in the northern Nevada market. To this extent, the Company started its provision of banking services to include check truncation, image statements, on-line ATM’s and internet consumer banking, and added commercial account internet banking upon its move to permanent facilities. Further, the Company anticipates that with the recently passed Check 21 law, it will be among the forefront of image capable financial service providers with a current project to install image capture devices in its two current branches by the end of the year.  However, no absolute assurance can be given that that this will in fact occur.

As a result of the Company’s orientation towards being an integrated data provider, telephone and data communication costs have been higher than one might anticipate from a local community institution.  However, with two offices in Nevada and a loan production facility in California inter-connected to Auburn, California and Charlotte, North Carolina which provide on-line capabilities, the Company’s communication costs have indeed been high. Based on the current high-tech focus of the Company, however, it is expected that this is likely to continue.

Each of certain other non-interest expense categories are shown with their related percentage of overall non-interest expense, so that one may view their contribution to the overall cost structure of the company. Further, the Company’s efficiency ratio is noted, as was explained above.

Management expects that non-interest expenses will moderate as a percentage of average earning assets over the rest of the year 2003, as the Company continues to grow and management further refines most areas of the Company’s cost structure, however, no assurance can be given that this, in fact, will occur.

BALANCE SHEET ANALYSIS

EARNING ASSETS

INVESTMENT PORTFOLIO

The major components of the earning asset base for the Company are its investment securities and loan portfolios. The detailed composition and growth characteristics of both of these portfolios are very significant to any analysis of the financial condition of the Company. The Company’s investments are analyzed in this section, while the loan portfolio is discussed in a later section of this Form 10-QSB.

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” on December 31, 1993, the Company has classified its investments into two primary portfolios, those “available-for-sale”, and those “held-to-maturity”.  In addition, while a “trading portfolio” is allowed by SFAS 115, the Company has no current investments which are so classified.

The investment portfolio serves several purposes: 1) it provides liquidity to mitigate uneven cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits and borrowed funds; 3) it is a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is light; and 5) it may provide partially tax exempt income. During the Company’s growth since its inception two years ago, deposit acquisition activities have outpaced loan growth.  As a result, the Company’s investment portfolio has been the primary placement of interest earning funds over the periods reported.  With additional lending staff in the Reno, Nevada and Rancho Cordova, California markets, it is believed that loan growth will accelerate, although no absolute assurance can be given that this will, in fact, occur.

Investment Portfolio

(dollars in thousands)

	September 30, 2003		December 31, 2002
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Gov’t agencies	24,679	24,344	1,135	1,149
Mortgage-backed securities	—	—	11,942	12,244
Corporate bonds	12,930	12,948	—	—
State & political subdivisions	627	616	—	—
Subtotal, Available for Sale	$38,236	$37,908	$13,077	$13,393

Held to Maturity
US Treasury securities	$499	$503	$500	$509
US Gov’t agencies	6,671	6,741	11,074	11,190
Mortgage-backed securities	34,822	34,756	21,254	21,417
Corporate bonds	—	—	1,771	1,856
State & political subdivisions	250	250	—	—
Subtotal, Held to Maturity	$42,242	$42,250	$34,599	$34,972

Total Investment Securities	$80,478	$80,158	$47,676	$48,365

The Company’s investment portfolio is primarily composed of six subsets: (1) “Fed Funds Sold”, which are temporary overnight sales of excess funds to correspondent banks, and are not detailed as an element within the Company’s longer-term investment portfolio; (2) US Treasury and Agency issues for liquidity; (3) state, county and municipal obligations which may provide limited tax free income and pledging potential; (4) mortgage-backed securities for cash flow and enhanced earnings; (5) corporate bonds; and (6) other equity investments.  The relative distribution of these groups within the overall portfolio has varied over the periods noted, especially as regards the extent of Agency, mortgage-backed and corporate investments held.  The equity portfolio is comprised exclusively of ownership in the Federal Home Loan Bank and an investment in Pacific Coast Banker’s Bancorp, which is a correspondent bank.

Maturity and Yield of Available for Sale Investment Portfolio

(dollars in thousands)

	September 30, 2003
	Within One Year		After One Year but Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
US Gov’t agencies	$—	0.00%	$7,047	2.36%	$16,474	4.14%	$823	4.13%	$24,344	3.62%
Mortgage-backed securities	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
State & political subdivisions	$—	0.00%	$490	2.56%	$126	4.30%	$—	0.00%	$616	2.91%
Corporate bonds	$—	0.00%	$10,505	3.35%	$2,443	4.80%	$—	0.00%	$12,948	3.63%
Other equity securities	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Total Investment Securities	$—		$18,042		$19,043		$823		$37,908	3.61%

Maturity and Yield of Held to Maturity Investment Portfolio

(dollars in thousands)

	September 30, 2003
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$499	3.07%	$—	0.00%	$—	0.00%		0.00%	$499	3.07%
US Gov’t agencies	$—	0.00%	$2,223	3.33%	$3,140	5.00%	$1,308	4.05%	$6,671	4.26%
Mortgage-backed securities	$—	0.00%	$3,667	3.26%	$8,214	2.95%	$20,664	2.87%	$32,545	2.93%
State & political subdivisions	$—	0.00%	$—	0.00%		0.00%	$250	6.00%	$250	6.00%
Corporate bonds	$250	7.05%	$499	6.33%	$1,275	6.75%	$—	0.00%	$2,024	6.68%
Other equity securities	$—	0.00%	$—	0.00%	$—	0.00%	$253	1.73%	$253	1.73%
Total Investment Securities	$749		$6,389		$12,629		$22,475		$42,242	3.33%

Total investments averaged $69.8 million for the quarter ended September 30, 2003, a 59% increase from the $44 million average reported at September 30, 2002.  The most noticeable difference in the portfolio was the addition of a greater volume of mortgage-backed securities, as compared to Treasury and Agency securities in the previous period.  The Company has been modifying its investment management activities to achieve greater earnings on its portfolio than was evident in prior periods.  The investment portfolio for the quarter ended September 30, 2003 comprised 55%

of average third quarter earning assets, while for the September 30, 2002 quarter, the investment portfolio represented an even greater 83% of average earning assets.

LOAN PORTFOLIO

A comparative schedule of the distribution of the Company’s loans at September 30, 2003 and December 31, 2002 is presented in the Loan Distribution table.  The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category.  Further, the figures noted for each category are presented as percentages, for ease of reviewer analysis.

Loan Distribution

(dollars in thousands)

	September 30 2003	December 31 2002
Commercial and Industrial	$8,428	$3,076
Real Estate:
Commercial	$24,164	$9,276
Residential	$6,416	$1,530
Construction and Land Development	$19,990	$10,032
Total Real Estate	$50,570	$20,838
SBA / USDA Loans	$877	$—
Consumer loans	$3,592	$1,091
Total Loans	$63,467	$25,005

Percentage of Total Loans
Commercial and Industrial	13.28%	12.30%
Real Estate:
Commercial	38.07%	37.10%
Residential	10.11%	6.12%
Construction and Land Development	31.50%	40.12%
Total Real Estate	79.68%	83.33%
SBA / USDA Loans	1.38%	0.00%
Consumer loans	5.66%	4.36%
Total	100.00%	100.00%

Gross loans have increased by about $38 million, or over 150% during the nine months ended September 30, 2003.  As one can see in the Loan Distribution table, the most significant change between September 30, 2003 and December 31, 2002 has been the increase of the Company’s real estate secured loan portfolio.  This volume increased by about $30 million, and comprised about 75% of all loan growth during the nine months ended September 30, 2003.  With additional lending capacity in the California market, it is anticipated that this ratio will somewhat decline, although no absolute assurance can be given that this will in fact, occur. The growth that has occurred has been accomplished primarily in the increased activity levels of the Company’s Reno office. Generally speaking, all changes have been substantial in the Company’s loans held in the categories noted, over the periods under review.

Loan Maturity

(dollars in thousands)

September 30, 2003	Three Months or Less	Three months thru twelve months	After One Year But Within Five Years	After Five Years	TOTAL	Floating rate: due after one year	Fixed rate: due after one year
Commercial and Industrial (1)	$6,158	$356	$1,678	$1,113	$9,305	$—	$2,791
Real Estate	$22,567	$1,356	$2,144	$24,503	$50,570	$7,023	$19,624
Consumer Loans	$3,267	$38	$287	$—	$3,592	$—	$287
TOTAL	$31,992	$1,750	$4,109	$25,616	$63,467	$7,023	$22,702

(1) Includes SBA/USDA Loans

OFF-BALANCE SHEET ARRANGEMENTS

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $19.9 million at September 30, 2003 as compared to $14.5 million at December 31, 2002.  These commitments represented 31.3% and 58.1% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters of credit totaled $17,000 at September 30, 2003 and there were none outstanding at December 31, 2002.  This total represented an insignificant portion of total commitments outstanding at September 30, 2003.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, please refer to Note 8 to the financial statements.

NON-PERFORMING ASSETS

Non-performing assets are comprised of the following:  Loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual when they become 90 days past due); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and other real estate owned (“OREO”).  Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan.  At that point, the Company stops accruing income from the interest on the loan, reverses any uncollected interest that had been accrued but unpaid, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt.  These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued.  At all periods under review, the Company had no non-performing assets.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses (ALL) is established through a provision for loan losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio.  The allowance is increased by provisions charged against current earnings, and reduced by net charge-offs.  Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off.

We employ a systematic methodology for determining the allowance for loan losses that includes a monthly review process and quarterly adjustment of the allowance.  Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics that could lead to impairment, as well as detailed review of other loans (either individually or in pools).  While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans is also to some extent, based on management’s judgment and experience.

Peer data for institutions reported in the uniform bank Performance Report for the State of Nevada Reflects an allowance for loan losses of 1.26% of total loans at June 30, 2003.  This compares to the National Peer Group #9 (all insured commercial banks having assets between $100-$300 million with two or less banking offices, and located in a metropolitan area) ratio of 1.22% as of the same date.  For the National Peer Group, loan losses were reported at .11% of average total oustandings, on an annualized basis, while for the state, it was reported at .15%.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date.  Quantitative factors include national peer and state peer historical loss experience, our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.

Qualitative factors include the general economic environment in our markets and, key industries in the Northern Nevada markets.  The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, the results of bank regulatory examination, model imprecision, and the rate of portfolio growth are additional qualitative factors that are considered.  To date the Company has experienced no loan losses.

The table that follows summarizes the activity in the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

(dollars in thousands)

	For the Quarter Ended September 30,		For the Nine-Month Period Ended September 30,		For the Year Ended December 31,
	2003	2002	2003	2002	2002
Balances:
Average gross loans outstanding during period	$57,116	$9,240	$43,769	$4,409	$24,033
Gross loans outstanding at end of period	$63,467	$14,315	$63,467	$14,315	$25,005
Allowance for Loan Losses:
Balance at beginning of period	$672	$75	$220	$—	$—
Provision charged to expense	$95	$95	$547	$170	$220
Loan charge-offs
Agricultural	$—	$—	$—	$—	$—
Commercial & industrial loans	$—	$—	$—	$—	$—
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Recoveries
Agricultural	$—	$—	$—	$—	$—
Commercial & industrial loans	$—	$—	$—	$—	$—
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$—	$—	$—	$—	$—
Net Interest Income	$—	$—	$—	$—	$—
Net loan charge offs	$—	$—	$—	$—	$—
Balance	$767	$170	$767	$170	$220

RATIOS
Net Charge-offs to Average Loans (annualized)	0.00%	0.00%	0.00%	0.00%	0.00%
Allowance for Loan Losses to Gross Loans at End of Period	1.21%	1.19%	1.21%	1.19%	0.88%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	0.00%	0.00%	0.00%	0.00%	0.00%
Net Loan Charge-offs to Provision for Loan Losses	0.00%	0.00%	0.00%	0.00%	0.00%

Management believes that the ALL at September 30, 2003 is sufficient to absorb losses inherent in the loan portfolio.  This amount is based on the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

NON-EARNING ASSETS

Non-earning assets are those assets that by their characteristics do not generate interest income for the Company.  Generally speaking, a financial institution would prefer to minimize such assets, which are primarily composed of cash and due from balances, fixed assets and “other” assets.  At September 30, 2003 and December 31, 2002 such assets totaled $6 million and $5 million respectively.  As of September 30, 2003 and December 31, 2002, such assets represented approximately 4% and 6% of average total assets, respectively of the total non-earning assets reported.  Cash and due from banks represented 52% and 42% of non-earning assets reported, for the respective periods.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

An important balance sheet component impacting the Company’s net interest margin is the composition and cost of the Company’s deposit base.  Net interest margin is improved to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, which are non-interest bearing demand, NOW accounts, savings accounts, money market deposit accounts (MMDA’s) and time deposits under $100,000.

The company’s growth of deposit accounts in the demand, NOW, and Certificate areas has been patterned along traditional means of acquisition:  new customers coming into a branch facility; old customers well known to staff or management bringing their relationships over to the new bank, or as the result of calls made by staff, officers, or directors on certain prospective or potential customers.  Further, it is the Company’s goal to have established both deposit and loan relationships with all of the Company’s customers.

In addition to these sources, however, the Company has a deposit acquisition officer assigned to real estate related companies, who is responsible for developing growth in this deposit class.  As a result of such activities, the Company has generated $52 million of MMDA deposits related to that source of endeavor at September 30, 2003, which represented 38% of total deposit accounts.  At December 31, 2002 this type of MMDA deposit approximated $15 million and represented 22% of deposit accounts.

As illustrated in the Average Balances and Rates table, the average rate paid on interest bearing deposits decreased moderately to 2.04% during the quarter ended September 30, 2003 from 2.48% for the quarter ended September 30, 2002.  Average interest bearing deposit volumes increased by about $66 million, or approximately 174% for the third quarter of 2003 over the quarter ended September 30, 2002.

As previously noted, the primary difference between deposit volumes at September 30, 2003, when compared to December 31, 2002, is the growth of money market accounts.  This change was due to promotional rates and terms within money market advertisements during the year, in local retail markets.  This substantial growth in “core deposits” may modify the Company’s interest rate risk, and its deposit cash flows.

Potentially, the most volatile deposits in a financial institution are the large certificates of deposits, those generally over $100,000.  Because these deposits when considered with other customer specific deposits may exceed the maximum amount of FDIC insurance for an account, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000.  The Company may find such certificates to be more volatile than those generated within its branches from traditional sources; however, as branches generate additional deposit growth, this effect should be somewhat mitigated.

OTHER INTEREST BEARING LIABILITIES

The Company may occasionally use Fed funds purchased and short-term Federal Home Loan Bank (FHLB) borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  Uncommitted lines are available from several correspondent banks, however, the borrowing line at FHLB is dependent on the level of pledged collateral.  There was a total of $9 million available from this source at September 30, 2003 and $6 million at December 31, 2002.

The Company has borrowed $1,625,000 from related parties to support additional capital at the bank level.  This debt is unsecured, the rate of interest is 6.25%, and the maturity is April 30, 2004.

Since growth in core deposits may be at intervals different from loan demand, the Company may follow a pattern of funding irregular growth in assets with overnight borrowings, which are then replaced with core deposits.  This temporary funding source is likely to be utilized for generally short – term periods, although no assurance can absolutely be given that this will, in fact, occur.

NON-INTEREST BEARING LIABILITIES

DEMAND DEPOSITS

Non-interest bearing deposit liabilities are an integral part of a financial institution’s funds portfolio.  These consumer and business checking accounts provide a relatively stable source of investable funds which are considered among a financial institution’s core deposits.  Non-interest bearing demand deposits averaged about 15% of total average deposits for the third quarter of 2003 and December 31, 2002.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are primarily comprised of interest payable, and other expenses accrued but unpaid, and certain clearing amounts.  Accrued interest payable increased during the nine months ended September 30, 2003 due to higher deposit volumes.  Generally speaking, the balance of “other liabilities” represents a small percentage of overall liabilities and is not material to the discussion of funding sources.

LIQUIDITY & MARKET RISK MANAGEMENT

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices.  The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates.  The Company does not engage in trading of financial instruments, nor does the Company have any exposure to exchange rates.

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates.  To identify areas of potential exposure to rate changes, the Company uses two firms to perform an earnings simulation analysis and a market value of portfolio equity calculation on a quarterly basis.  This identifies more dynamic interest rate risk exposures that those apparent in standard re-pricing gap analyses.

The company uses consultant’s modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin.  These simulations can also provide both static and dynamic information on the projected fair market values of the Company’s financial instruments under different interest rate scenarios.  The simulation programs utilize specific investment and call report data, and incorporates assumptions on the re-pricing characteristics of embedded options to determine the effects of a given interest rate change on the Company’s interest income and interest expense.  Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios.  These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).  The Company typically uses seven standard interest rate scenarios in conducting its simulations, four of which are provided below.

The Company’s policy is to limit the change in the Company’s net interest income for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates.  As of September 30, 2003, the Company had the following estimated net interest income sensitivity profile:

Estimated Net Interest Income Sensitivity Profile

(dollars in thousands)

Scenario	Increase (Decrease) in Net Interest Income from Base Scenario	Percentage Change

Up 200 basis points	$(248)	-0.16%
Up 100 basis points	$(89)	-0.06%
Down 100 basis points	$(89)	-0.06%
Down 200 basis points	$(313)	-0.21%

The above profile illustrates that if there were an immediate downward adjustment of 200 basis points in interest rates and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decrease by around $313,000, or approximately ..16%, over the next twelve months.  By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would decline by $248,000 or ..21% over the next year.  The exposure to declining rates appears disproportionate in these simulations, however, because most of the Company’s deposit rates are currently so close to a floor of zero.  As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin.  In reality, management does not expect current historically low rates to fall significantly.  In addition, the preceding interest rate simulation model does not represent a financial forecast and should not be relied upon as being indicative of future results.

One method of reviewing an institution’s likely changes in net interest income is to analyze its “gap” position.  That is, to look at the dollar volume of assets and liabilities whose interest rates earned and paid, will be repricing in various base periods.  This repricing information is also used in the liquidity management.  The following table sets forth this information for review.

Interest Rate Sensitivity Gap

(dollars in thousands)

	September 30, 2003
	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
Interest Earning Assets:
Interest Earning Deposits	$—	$—	$—	$—	$—
Federal Funds Sold	$2,180	$—	$—	$—	$2,180
Investment Securities	$350	$503	$38,013	$41,284	$80,150
Loans	$31,992	$1,750	$4,109	$21,290	$59,141
TOTAL	$34,522	$2,253	$42,122	$62,574	$141,471

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$6,772	$—	$—	$—	$6,772
Savings Deposits	$1,229	$—	$—	$—	$1,229
MMDA’s	$80,624	$—	$—	$—	$80,624
Time Deposits less than $100,000	$1,898	$3,841	$329	$—	$6,068
Time Deposits of $100,000 or more	$8,770	$12,995	$1,202	$—	$22,967
Borrowed Funds	$1,626	$—	$—	$—	$1,626
TOTAL	$100,919	$16,836	$1,531	$—	$119,286

Interest Rate Sensivity Gap	$(66,397)	$(14,583)	$40,591	$62,574	$22,184

Cumulative Interest Rate Sensitivity Gap	$(66,397)	$(80,981)	$(40,390)	$22,184

Cumulative Gap as a % of Total Assets	-43.95%	-53.60%	-26.73%	14.68%

LIQUIDITY

Liquidity refers to the Company’s ability to maintain a cash flow that is adequate to fund operations and meet obligations and other commitments in a timely and cost-effective fashion.  The Company requires sources of funds to meet short-term cash needs that may result from loan growth or deposit outflows, or other asset purchases or liability repayments.  These funds are traditionally made available by drawing down from the Company’s correspondent bank deposit accounts, reducing the volume of fed funds sold, selling securities, liquidating other assets, or borrowing funds from other institutions.

The extent to which these funds are available to meet the Company’s cash needs determines its liquidity.  In addition, should the need arise for immediate cash, the Company could sell either permanently or under agreement to repurchase, those investments in its portfolio which are not being pledged as collateral.

As of September 30, 2003, non-pledged securities comprised $58.5 million of the Company’s investment portfolio balances.  Other forms of balance sheet liquidity on that date include vault cash and balances due from banks, and overnight fed funds sold totaling $2.1 million.  In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks.  Availability on these lines totaled approximately $17 million at September 30, 2003.  The Company manages its liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.

CAPITAL RESOURCES

At September 30, 2003, the Company had total shareholders’ equity of $10.7 million, comprised of $14.0 million in common stock, $3.0 million in accumulated deficit retained earnings, and $329,000 in accumulated other comprehensive loss.  Total shareholders’ equity at the end of 2002 was $12.0 million.  The Company’s wholly owned subsidiary, Nevada Security Bank, is required by the FDIC to maintain an 8% capital ratio during its first three years of operation.  Due to the Bank’s substantial growth, the Company has been required to contribute additional capital to the Bank to assure that the mandated ratio is not breached.

Due to the Company’s short history and the lack of operating earnings, it has not been able to borrow from institutional sources to alleviate the pressure on the Bank’s capital ratio.  As a result, the Company borrowed $1,625,000 from related parties at terms and conditions the same as those proposed for companies with a longer history and consistent earnings.  Such borrowings have provided the source of a $1,450,000 in additional capital at the subsidiary level, which alleviates current pressure on the Bank’s capital ratio.  The decrease in shareholders’ equity from December 31, 2002 to September 30, 2003 was due primarily to operating losses but also includes a reduction in the value of available for sale securities held in the Company’s portfolio.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines.  The Company’s current capital position exceeds minimum thresholds established by industry regulators.  Based on current regulatory definitions, the Bank is well capitalized, which is the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.

The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member banks such as the Bank.  These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures.  There are two categories of capital under the guidelines, Tier 1 Capital includes common stockholders’ equity and qualifying minority interests in consolidated subsidiaries, less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  Tier 2 Capital includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios

(dollars in thousands)

	September 30, 2003	December 31, 2002	Minimum Requirement for Well Capitalized Bank
The Bank Holdings
Total Capital to Total Risk-weighted Assets	11.37%	N/A	N/A
Tier 1 Capital to Total Risk-weighted Assets	11.72%	N/A	N/A
Tier 1 Leverage Ratio	8.28%	N/A	N/A

Nevada Security Bank
Total Capital to Total Risk-weighted Assets	14.20%	23.31%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	13.31%	22.76%	6.00%
Tier 1 Leverage Ratio	9.41%	15.17%	5.00%

As noted previously, the Bank is required to maintain a Tier 1 leverage capital ratio of 8% for the first three years from date of inception.

PART I - FINANCIAL INFORMATION

Item 3

CONTROLS & PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(C) and 15-d-14(C) as of the filing date of this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation. As of the date of this report, there are no legal proceedings against the Company of which management is aware.

ITEM 2:  CHANGES IN SECURITIES

On April 14, 2003, 100 shares of the Company’s common stock were issued to Harold G. Giomi in exchange for $150 to initially capitalize the Company.  As of the date of this report the Company has repurchased all 100 shares of common stock from Harold G. Giomi for $150.  No dividends were paid on the common stock.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5:   OTHER INFORMATION

Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of The Bank Holdings (1)
3.2	Bylaws of The Bank Holdings (1)
10.1	2002 Stock Option Plan
10.2	Employment Agreement of Harold G. Giomi
10.3	Non-qualified Stock Option Agreement of Harold G. Giomi
10.4	Employment Agreement of David A. Funk
10.5	Non-qualified Stock Option Agreement of David A. Funk
10.6	Employment Agreement of Joe P. Bourdeau
10.7	Non-qualified Stock Option Agreement of Joe P. Bourdeau
10.8	Employment Agreement of Jack B. Buchold
10.9	Non-qualified Stock Option Agreement of Jack B. Buchold
10.10	Employment Agreement of Robert J. Walter
10.11	Non-qualified Stock Option Agreement of Robert J. Walter
10.12	Non-qualified Stock Option Agreement of Director Edward Allison
10.13	Non-qualified Stock Option Agreement of Director Robert Barone
10.14	Non-qualified Stock Option Agreement of Director Keith Capurro
10.15	Non-qualified Stock Option Agreement of Director Jan Clark
10.16	Non-qualified Stock Option Agreement of Founder Jan Clark
10.17	Non-qualified Stock Option Agreement of Director Edward Coppin
10.18	Non-qualified Stock Option Agreement of Director Leonard Detrick
10.19	Non-qualified Stock Option Agreement of Director Jesse Haw
10.20	Non-qualified Stock Option Agreement of Director Jim Mancuso
10.21	Lease Agreement for Incline Village Office
10.22	Lease Agreement for Reno Office
10.23	Lease Agreement for Rancho Cordova Loan Production Office
10.24	Lease Agreement for approved but unopened Robb and Mae Ann Office
10.25	Deferred Compensation Plan
11	Computation of Per Share Earnings appears in the attached 10-QSB under The Bank Holdings Consolidated Financial Statements as Footnote 6 – Earnings Per Share Computation
21	Description of Activities of Subsidiary appears in the attached 10-QSB under The Bank Holdings Consolidated Financial Statements on Footnote 1 – Nature of Banking Activities
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(1)  Filed as an Exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission Registration No 333-105445 and incorporated herein by reference.

(b)                                 Reports on Form 8-k

A filing was made on September 2, 2003, reporting the completion of the Bank Holding reorganization involving Nevada Security Bank, Reno, Nevada on August 29, 2003.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-QSB for the quarterly period ended September 30, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2003.

/s/ Hal Giomi
Date 11/12/03	The BANK HOLDINGS
Harold G. Giomi
Chairman & Chief Executive Officer

/s/ Jack B. Buchold
Date 11/12/03	The BANK HOLDINGS
Jack B. Buchold
Chief Financial Officer