Form 10KSB
period 2003-12-31
BANK HOLDINGS
filed 2004-03-30
CIK 1234383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December  31, 2003

Commission file number 000-50645

THE BANK HOLDINGS

(Exact name of Registrant as specified in its charter)

NEVADA	90-0071778
State of Incorporation	IRS Employer Identification No

9990 Double R Boulevard, Reno, Nevada 89521
Address of principal executive offices Zip Code

775-853-8600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value, Warrants to Purchase Common Stock,

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

YES	☐	NO	☒

For the year ending December 31, 2003 the Registrant’s revenues were $6,143,000.

As of March 1, 2004, the aggregate market value of the voting stock held by non – affiliates of the Registrant was approximately $8.2 million based on the offering circular price on that date of $11.00 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 1, 2004 was 1,405,930, par value $0.01.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 9-12.

FORM 10-KSB

FORWARD – LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements and information is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements (which involve The Bank Holdings’ (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained.  Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a result actual results may differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from forward-looking statements include, but are not limited to the following, as well as those discussed elsewhere herein:

•                  changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries could alter our business environment or affect our operations;

•                  general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses or a reduced demand for credit or fee–based products and services;

•                  changes in the domestic interest rate environment could reduce net interest income and could increase credit losses;

•                  the conditions of the securities markets could change, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans and leases;

•                  competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non–banks, technological developments such as the internet or bank regulatory reform;

•                  the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending;

•                  our investments in our businesses and in related technology could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to our earnings;

•                  acquisitions may result in large one–time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties;

•                  acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in our principal markets, which could have an adverse effect on our financial performance and that of our borrowers and on the financial markets and the price of our common stock.

•                  loss of key personnel

•                  operational risks and interruptions including data processing systems failure or fraud

You should not place undue reliance on any forward–looking statements.  Forward–looking statements speak only as if the date they are made, and we undertake no obligation to update them in light of new information or future events except to the extent required by federal securities laws.

PART I

ITEM 1.     BUSINESS

The Company

The Bank Holdings

The Bank Holdings is a bank holding company incorporated in Nevada on January 17, 2003 and registered under the Bank Holding Company Act of 1956, as amended.  We conduct operations through our sole subsidiary, Nevada Security Bank, a Nevada state-chartered commercial bank.  We and Nevada Security Bank are both headquartered in Reno, Nevada at 9990 Double R Boulevard.  We acquired all of the outstanding shares of Nevada Security Bank on August 29, 2003.  The Bank Holdings has no employees who are not also employees of Nevada Security Bank.

The Company’s principal sources of income are from interest earning assets held in portfolio, as well as dividends from the Bank, which are currently restricted.  The Company intends to explore supplemental sources of income in the future.

At December 31, 2003, the Company had consolidated assets of $166.1 million, deposits of $148.7 million and shareholder’s equity of $10.9 million.  The Company’s liabilities include $3.125 million in borrowings from affiliated parties, approximately $2.750 million of which was contributed to Nevada Security Bank in order to facilitate its growth.

References herein to the “Company” include the Company and its consolidated subsidiaries, unless the context indicates otherwise.

The Bank

Nevada Security Bank

Nevada Security Bank was incorporated under the laws of the State of Nevada on February 26, 2001, and was licensed by the Nevada Commissioner of Financial Institutions and commenced operations as a Nevada state-chartered bank on December 27, 2001.

Nevada Security Bank (NSB) operates from its head office in Reno, Nevada and its branch office in Incline Village, Nevada.  Incline Village is located on the north shore of Lake Tahoe, Nevada, approximately 25 miles south of Reno, Nevada.  In addition, NSB has received regulatory approval for opening a new branch in the vicinity of Robb Drive and Mae Anne Avenue in Northwest Reno, Nevada.  We anticipate that branch will open in approximately September 2004, as construction on the building in which it will be housed is only now commencing.  The addresses of the current full-service branch offices are as follows:

Reno:	9990 Double R Boulevard	Incline Village:	910 Tahoe Boulevard, Suite 101
	Reno, Nevada 98521		Incline Village, Nevada 89451
	(775) 853-8600		(775) 832-8100

Nevada Security Bank also operates a loan production office under the name of Silverado Funding which is located at 2893 Sunrise Boulevard, Suite 212, Rancho Cordova, California  95742.  This office focuses on government guaranteed loans through the Small Business Administration, or SBA.

As an independent community commercial bank, Nevada Security Bank offers a full range of consumer and commercial banking services primarily to the business and professional community and individuals located in Washoe County.  In March 2003, Nevada Security Bank opened a loan production office in Rancho Cordova, California.  With the establishment of a loan production office in Rancho Cordova, California, the bank expects to enhance its loan generation activities and volumes.  Such loans are also expected to contribute to greater levels of interest income, and increase the number of government guaranteed loans saleable into the secondary market.  Though no absolute assurance can be given that this will in fact, occur, it is anticipated to be the likely outcome of such loan production facility.  In that office, the bank has three staff members and two commissioned loan production individuals who are supervised by the bank’s Credit Administrator, located in the Reno office.  This individual has previously served as a chief credit officer, and president of another independent community bank and is well regarded in this area.  It is anticipated that this loan production capacity will be increased by the addition of SBA loan production staff in the Reno market at a later date.

Nevada Security Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal accounts, money market accounts and time certificates of deposit.  Most of Nevada Security Bank’s deposits are attracted from individuals and from small and medium-sized business-related sources.  Its deposits are insured under the Federal Deposit Insurance Act up to applicable limits, and subject to regulations by that federal agency and to periodic examinations of its operations and compliance by the FDIC and the Nevada Financial Institutions Division.

As of December 31, 2003 the Bank had 2,732 deposit accounts with balances totaling approximately $148.7 million, compared to 1,651 deposit accounts with balances totaling approximately $67.3 million at December 31, 2002.  We attract deposits through our customer oriented product mix, competitive pricing, convenient locations and mobile ATM facility, all provided with the highest level of customer service.  Further, we offer shared ATM and point-of-sale (POS) networks to allow our customers access to national and international funds transfer networks.

Nevada Security Bank also engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, as well as agricultural and consumer loans, with particular emphasis on short and medium-term obligations.  Nevada Security Bank’s loan portfolio is not concentrated in any one industry, although approximately 63% of Nevada Security Bank’s loans are secured by real estate.  A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate.

As of December 31, 2003, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of those areas was responsible, were as follows:  (i) loans secured by real estate 63.2%; (ii) commercial and industrial (including SBA) loans, 31.6%, and (iii) consumer loans 5.2%.

In addition to the loan and deposit services Nevada Security Bank also offers a wide range of specialized services designed to attract and meet the needs of commercial customers and account holders.  These services include cashiers’ checks, travelers’ checks and foreign drafts.  Nevada Security Bank does not operate a trust department; however, it has made an arrangement with a private trust company to offer trust services to its customers on request.  Most of Nevada Security Bank’s business originates from within Washoe County.  Neither Nevada Security Bank’s business nor liquidity is seasonal, and there has been no material effect upon Nevada Security Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

We have not engaged in any material research activities relating to the development of new products or services during the last two fiscal years, however, a substantial investment of time and capital has been directed to the improvement of existing Bank services during the last twelve months.  Specifically, we have completed the testing of and implemented a commercial account internet banking capability to augment our consumer internet banking facility, and we have tested and installed check imaging capture devices in our branches to ensure compliance with Check 21 implementation mandated by October 2004.  Further, the officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services to enable the Bank to retain and improve its competitive position in its service areas.  For example, alternatives for future electronic banking delivery systems are currently being evaluated in an effort to keep pace with evolving technology, and to continue to provide superior service to our various customer constituencies.

Our mission is to be an organization of excellence by:

•                                          Providing quality banking products and services, offered personally and professionally;

•                                          Committing our resources, energy and leadership to our communities;

•                                          Creating value for our shareholders;

•                                          Conducting our business with integrity and respect for all; and

•                                          Fulfilling potential opportunities for growth and development

Our business strategy is to increase shareholder and franchise value by continuing to expand our geographic footprint through new branches, regional and/or loan production offices, and/or strategic acquisitions as they may become available. We expect to achieve these goals with our core group of experienced bankers, meeting the needs of our constituent shareholders, customer, and employee groups. This will be accomplished by understanding our customers’ needs and expectations and addressing each of them in a focused and responsive fashion, on a timely basis.

Further, we expect to constantly refine and redefine our asset and liability portfolios through growth and product line diversification, increase our base of higher yielding assets as the economic cycle strengthens and improve our efficiency ratio as we leverage our talents and capital.

Competition

The banking business in Nevada generally, and in the market areas served by Nevada Security Bank specifically, is highly competitive with respect to both loans and deposits.  Nevada Security Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are much larger than Nevada Security Bank.  As of June 30, 2003, the most recent date for which data is available from the FDIC, there were 74 banking offices, including 47 offices of 3 major chain banks (Bank of America, US Bank and Wells Fargo), operating within Nevada Security Bank’s primary market areas in Washoe County.  These three major chain banks were reported to have held 56.5% of the deposits in Washoe County at June 30, 2003.  Nevada Security Bank’s share of such market at that date was reported to be 0.73% of the County’s $5.1 billion deposit base.  There has been increased competition for deposit and loan business over the last several years as a result of deregulation.  Many of the major commercial banks operating in Nevada Security Bank’s market areas offer certain services, such as trust and international banking services, which Nevada Security Bank does not offer directly.  Additionally, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.  At December 31, 2003, the legal lending limit for Nevada Security Bank was approximately $3.3 million.

To a great extent, the super-regional state chain banks also have the advantage of geographically diffused name recognition and may actively pursue wide-ranging advertising campaigns and branding tactics which are not available to a local community institution, due to economies of scale.

Further, other competitors have entered banking markets with focused products targeted at specific highly profitable customer segments.  Many competitors are able to compete across geographic boundaries that are blocked to us and provide customers with alternatives to traditional banking services and nearly all significant products.  Indeed, within the past year, a well-recognized brokerage firm has established their own bank in the Reno market and these competitive trends are likely to continue.

In addition to competition from insured depository institutions, principal competitors for deposits and loans have been mortgage brokerage companies, insurance companies, brokerage houses, credit card companies and even retail establishments offering investment vehicles such as mutual funds, annuities and money market funds, as well as traditional bank-like services such as check access to money market funds, or cash advances on credit card accounts.

In order to compete with the other financial institutions in its principal marketing area, Nevada Security Bank relies principally upon local promotional activities, personal contacts by its officers, directors and employees, and close connections with its community.

The Bank primarily targets its general commercial banking services to businesses, professional concerns, developers and individuals residing in or doing business in the greater Reno/Sparks and Incline Village communities.  As an independent, community bank, management emphasizes quality service, efficiency and personal attention to the needs of its customers.  The Bank’s wide range of deposit accounts is designed to attract business, professionals and individuals as depositors.  Management has hired competent and professional banking staff in its branches to focus on the financial needs of its customers. Various promotional opportunities have been made available to customers through newspaper advertising and flyers.

The Bank’s full complement of lending products includes commercial lines of credit and term loans, credit lines to individuals, checking overdraft credit lines, professional loans, SBA loans, equipment loans, accounts receivable financing and real estate and construction loans. The Bank offers attractive and competitive programs for lot loans, owner-builders of personal residences, and commercial term real estate loan financing.  Consumer loans offered include auto loans, home improvement loans, and home equity lines of credit.  To accommodate borrowers with loan requests which exceed the Bank’s legal lending limit, the Bank has established participation arrangements with correspondent banks to facilitate approval and funding.  Management has hired a professional and competent lending staff comprised of five commercial and real estate lenders with substantial years of knowledge, experience and expertise in the Reno/Sparks and Incline Village markets.

These individuals have expertise in consumer, real estate and commercial lending, in addition to current knowledge of government lending programs, and all areas of deposit management facilities.  When competing one-on-one with the chain banks, we feel our strength lies in our capabilities at the individual level.

The Bank offers other services including an internet banking alternative, cash management, credit cards, wire transfers, ATM networks, courier, night depository facilities, safe deposit boxes, etc.  All services stress convenient, personal and efficient services for the Bank’s clientele.

In certain instances, we have been unable to compete for deposit acquisition business due solely to our lack of long-term operating history or lack of sustained profitability.  In these situations, there are no alternatives available to us.  However, we may have other specialized services to overcome some objections to our recently chartered status, such as those available from correspondent banks, the highly technological alternative delivery channels available through our website, and the ever-present capabilities of our well-seasoned and extraordinarily capable staff.

The Bank’s Board of Directors, management and staff are active in local civic, charitable and community organizations and events, soliciting business referrals and generating profitable business opportunities for the Bank.  The Bank relies on its independent status, flexibility and timely response to provide greater personal service to customers.  The Bank emphasizes personal contacts with potential customers by management, the Board of Directors and staff to develop local promotional activities and to develop specialized or streamlined services.  The Bank prides itself on being a local bank for local people and businesses.

Employees

As of December 31, 2003, the Company had 33 full–time and 3 part–time employees.  On a full–time equivalent basis, the Company’s staff level was 38.2 at December 31, 2003, as compared to 28.5 at December 31, 2002.  Staff was added during 2003 in the course of regular bank growth.  None of our employees is represented by a union or covered by a collective bargaining agreement.  Management of the Company believes its employee relations are satisfactory.

Recent Accounting Pronouncements

On November 25, 2003, FASB’s Emerging Issues Task Force (EITF) ratified a consensus decision on new disclosure requirements related to unrealized losses on investment securities applicable to fiscal years ending after December 15, 2003 requiring institutions covered by FAS 115 to include said disclosure in 2003 annual reports.  Unrealized losses on investment securities must be summarized in table format, distinguishing between securities in a continuous unrealized loss position for 12 months or more and securities in a continuous unrealized loss position for 12 months or less, including aggregate unrealized losses of securities whose fair values are below book values as of the reporting date and the aggregate fair value of securities whose fair values are below book values as of the reporting date.  Additional information recommended for inclusion in narrative form includes the nature of the investment, the cause(s) of impairment(s), the number of investment positions that are in an unrealized loss position, and the severity and duration of impairment(s).

Regulation and Supervision

The following discussion sets forth certain of the material elements of the significant regulatory framework by federal and state regulatory agencies applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company.  The regulatory framework is intended primarily for the protection of depositors and the insurance funds administered by the FDIC and not for the protection of security holders.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  A change in applicable status, regulations or regulatory policy may have a material effect on our business. The following discussion of statutes and regulations is only a brief summary and does not purport to be complete.  This discussion is qualified in its entirety by reference to such statutes and regulations.  No assurance can be given that such statues or regulations will not change in the future.

The Company

The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which require the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”).  The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principle shareholders regarding transactions in the Company’s Common Stock and short–swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principle shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Federal Reserve Board.  A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries.  It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless its already owns a majority of the voting stock of that bank.

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business.  A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks.  The permissible activities and affiliations of certain bank holding companies have recently been expanded.  (See “Financial Modernization Act” below.)

The Company and Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act.  This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non–affiliates.

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks.  It is the Federal Reserve Bank’s position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity.  Bank holding companies should also maintain the financial flexibility and capital–raising capacity to obtain additional resources for assisting their subsidiary banks.

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt.  Under certain circumstances, the Federal Reserve Board may require The Company to file written notice and obtain its approval prior to purchasing or redeeming The Company’s equity securities.

The Bank

As a Nevada state–chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the Department of Financial Institutions (the “DFI”) and the FDIC.  In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board.  The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check–clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.  Supervision, legal action and examination of the Bank by the FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest–earning assets and the rate paid on its deposits and other interest–bearing liabilities.  As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open–market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on both loans and deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy.  Those regulations incorporate both risk–based and leverage capital requirements.  Each of the federal regulators has established risk–based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The following items are defined as core capital elements:  (i) common shareholders’ equity; (ii) qualifying non–cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interest in the equity of consolidated subsidiaries.  Supplementary capital elements include:  (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk–weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate–term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying capital to total risk–weighted assets is 8.0% (“Total Risk–Based Capital Ratio”), at least one–half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk–weighted assets is 4.0% (“Tier 1 Risk–Based Capital Ratio”).  Risk–based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off–balance sheet items.  Under the risk–based capital guidelines, the nominal dollar amounts of assets and credit–equivalent amounts of off–balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2003 and 2002, the Bank’s Total Risk–Based Capital ratios were 14.64% and 23.31%, respectively, and its Tier 1 Risk–Based Capital Ratios were 13.75% and 22.76%, respectively.

The risk–based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non–traditional” activities (those that have not customarily been part of the banking business).  The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

Additionally, the risk–based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluation a bank’s capital adequacy.  Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates.  While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement risk–based capital guidelines.  Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant.  The Bank’s Leverage Capital Ratio was 8.87% and 15.17% on December 31, 2003 and 2002 respectively.  As of December 31, 2003, the Company’s leverage capital ratios was 7.06%, exceeding regulatory minimums.

For more information on the Company’s capital, see Part II, Item 6, Management’s discussion and Analysis of Financial Condition and Results of Operation–Capital Resources.  Risk–based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories:  “well–capitalized” (Total Risk–Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk–Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk–Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; and Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk–Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; and Leverage Ratio of less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%).  A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution–affiliated” parties.

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions.  Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure.  In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Premiums for Deposit Insurance

The FDIC regulations also implement a risk–based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification.  Under this system, insured banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations.  The three supervisory categories are:  Financially sound with only a few minor weaknesses (Group A), demonstrated weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C).  The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC’s prompt corrective action regulations.  The current base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:

	Group A	Group B	Group C
Well Capitalized	0	3	12
Adequately Capitalized	3	10	24
Undercapitalized	10	24	27

In addition, banks must pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recover of the savings and loan industry.  This amount fluctuates but for the first quarter of 2004 is 1.68 cents per $100 of insured deposits.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, of holding company formations.  In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance–based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” or “substantial noncompliance.”  The Bank was examined for CRA compliance in November 2003 when it received an “Outstanding” CRA Assessment rating.

Other Consumer Protection Laws and Regulations

The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations.  Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and regulations.  The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination:  overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.  In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations.  Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Interstate Banking and Branching

The Riegle – Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization.

However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting–out” (enacting state legislation applying equality to all out–of–state banks prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions:  first, any state may still prohibit bank holding companies from acquiring a bank which is less that five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out–of–state banks to establish branches in that state.

The changes effected by the Interstate Banking Act have increased competition in the environment in which the Bank operates to the extent that out–of–state financial institutions directly or indirectly enter the Bank’s market areas.  It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry.  While many large out–of–state banks have already entered the Nevada market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the Company and the competitive environment in which they operate.

Financial Modernization Act

In November 1999, the Gramm-Leach-Bliley Act, or the GLB Act, became law, significantly changing the regulatory structure and oversight of the financial services industry.  Effective March 11, 2000, the GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating.  It also revised the BHCA to permit a “qualifying” bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities.  It also permits qualifying bank holding companies to acquire many types of financial firms without the FRB’s prior approval.

The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial services providers to acquire banks and become bank holding companies without ceasing any existing financial activities.  Previously, a bank holding company could only engage in activities that were “closely related to banking.”  This limitation no longer applies to bank holding companies that qualify to be treated as financial holding companies.  To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be well-capitalized, well-managed and have at least a “satisfactory” Community Reinvestment Act examination rating.  “Nonqualifying” bank holding companies are limited to activities that were permissible under the BHCA as of November 11, 1999.

Also effective on March 11, 2000, the GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state banks and their subsidiaries.  National banks may now underwrite, deal in and purchase state and local revenue bonds.  A subsidiary of a national bank may now engage in financial activities that the bank cannot itself engage in, except for general insurance underwriting and real estate development and investment.  In order for a subsidiary of a national bank to engage in these new financial activities, the national bank and its depository institution affiliates must be “well capitalized,” have at least “satisfactory” general, managerial and Community Reinvestment Act examination ratings, and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions.  Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks, except that state-chartered banks do not have to satisfy the statutory managerial and debt rating-requirements of national banks.

The GLB Act also reformed the overall regulatory framework of the financial services industry.  In order to implement its underlying purposes, the GLB Act preempted state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations.  With regard to securities laws, effective May 12, 2001, the GLB Act removed the blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and replaced it with a number of more limited exemptions.  Thus, previously exempted banks may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934.  The exemption that prevented bank holding companies and banks that advise mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 was also eliminated.

Separately, the GLB Act imposes customer privacy requirements on any company engaged in financial activities.  Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information.  Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter, including its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties.  If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties.  Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information.  Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

Sarbanes-Oxley Act

During July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002.  The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit.  The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services.  It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent.  The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances.  Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

•                                          disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer; and

•                                          the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the company’s stock held within its pension plans during lock out periods, and any profits on such insider transactions are to be disgorged.  In addition, there is a prohibition of company loans to its executives, except in certain circumstances.  The Sarbanes-Oxley Act also provides for a mandated internal control report and assessment with the annual report and an attestation and a report on such report by the company’s auditor.  The SEC also requires the company to issue a code of ethics for senior financial officers of the company.  Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

Regulation W

The FRB on October 31, 2002 approved a final Regulation W that comprehensively implements sections 23A and 23B of the Federal Reserve Act.  Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates.  Regulation W unifies in one public document the FRB’s interpretations of sections 23A and 23B.  Regulation W had an effective date of April 1, 2003.

Regulatory Capital Treatment of Equity Investments

In December of 2001 and January of 2002, the OCC, the FRB and the FDIC adopted final rules governing the regulatory capital treatment of equity investments in nonfinancial companies held by banks, bank holding companies and financial holding companies.  The final rules became effective on April 1, 2002.  The new capital requirements apply symmetrically to equity investments made by banks and their holding companies in nonfinancial companies under the legal authorities specified in the final rules.  Among others, these include the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies (“SBICs”) granted by the Small Business Investment Act.  Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization’s level of concentration in equity investments increases.  The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization’s Tier 1 capital.  Equity investments through SBICs will be exempt from the new charges to the extent such investments, in the aggregate, do not exceed 15 percent of the banking organization’s Tier 1 capital.  The new charges would not apply to individual investments made by banking organizations prior to March 13, 2000.  Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

USA Patriot Act

The terrorist attacks in September 2001, have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions.  On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”).

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism

Act of 2001 (“IMLA”).  IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions.  These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.  IMLA became effective July 23, 2002.

Merchant Banking Investments

The FRB and the Secretary of the Treasury in January 2001 jointly adopted a final rule governing merchant banking investments made by financial holding companies.  The rule implements provisions of the Gramm-Leach-Bliley Act discussed below that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity.  The rule provides that a financial holding company may not, without FRB approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds:

•                                          30 percent of the Tier 1 capital of the financial holding company, or

•                                          after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company.

A separate final rule will establish the capital charge of merchant banking investments for the financial holding company.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the Nevada legislature and other governmental bodies in the future.  Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure, and reporting requirements.  In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation.  It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Other Information Concerning the Company

The Company holds no material patents, trademarks, licenses, franchises or concessions.  No expenditures were made by the Company since inception on material research activities relating to the development of services or the improvement of existing services.  Based upon present business activities, compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings and competitive position of the company.

We are subject to certain of the informational requirements of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.  In accordance with the Exchange Act, we file annual and quarterly reports and other information with the Securities and Exchange Commission, or SEC.  Copies may be obtained at the prescribed rates from the public reference room maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C.  20549 and be inspected without charge and copied at the prescribed rates at the SEC’s regional office at Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661.  The public may also obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  An electronic version of our filings may be viewed at the SEC’s website: www.sec.gov.  Additionally, each of these sites also provide access to any other report or other information we file with the SEC

ITEM 2.     PROPERTIES

Nevada Security Bank operates from two locations, the principal location being 9990 Double R Boulevard, Reno, Nevada, 89521 where the administrative functions and regular branch activities of the bank occur.

Nevada Security Bank leases the first floor space of this free-standing facility under an agreement dated October 2, 2001, which notes the use of approximately 9,300 square feet for a ten-year term beginning at the issuance of a certificate of occupancy.  Nevada Security Bank took possession on December 6, 2002 and may extend the lease for four, five-year periods if not in default under the terms of the agreement at each renewal period.  The lease payment under this agreement is approximately $9,600 per month with annual escalations for each of the first four years; beginning in year five there is a fixed annual escalation of 2.5%.

Nevada Security Bank’s Incline Village branch office operates in approximately 4,200 square feet in an office at the northeast end of the Raley’s Shopping Center located at 910 Tahoe Boulevard, Incline Village, Nevada, 89451.  Nevada Security Bank took possession on March 6, 2003 under a five-year lease dated February 26, 2001 that contains two renewal periods of five years each if the bank is not in default under the terms of the lease at each renewal period.  The lease payment under this agreement is approximately $6,600 per month with annual consumer price index (CPI) adjustments.

In addition, Nevada Security Bank recently opened a loan production office in Rancho Cordova, California, to facilitate the growth of SBA loans serving the needs of the northern California and northern Nevada markets.  This facility operates in approximately 900 square feet in Suite 212 within a two-story office building located at 2893 Sunrise Boulevard, Rancho Cordova, California 95742.  Nevada Security Bank took possession on March 15, 2003 under a thirteen-month lease dated February 28, 2003 which contains one renewal period of one year if the bank is not in default under the terms of the agreement at the renewal period.  The lease payment under this agreement is approximately $1,100 per month.  The Bank currently is operating in this facility on a month-to-month rental basis.

The approved but unopened Robb and Mae Ann branch office in Northwest Reno will open in the third quarter of 2004 and be a free standing building in the McQueen’s Crossings shopping center development currently under construction.  Nevada Security Bank will occupy this facility under a lease agreement dated October 7, 2003 with premises of approximately 3,000 square feet within a land area of about 46,000 square feet.  The location will consist of a building, three drive-up lanes, one of which will house an ATM, and one bypass lane.  The term of the lease is twenty years, commencing not later than 270 days after the delivery of the pad to Nevada Security Bank, with two ten year extensions available if the tenant is not in default under the terms of the lease.  The lease payment under this agreement is approximately $11,250 per month for the first five years, with escalations thereafter.

Nevada Security Bank’s total occupancy expense for the years ended December 31, 2003 and 2002, was approximately $896,000 and $564,000 respectively.  Management believes that its existing facilities are adequate for its present purposes and anticipated growth in the foreseeable future, although limited branch expansion is planned.

ITEM 3.     LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation. As of the date of this report, there are no legal proceedings against the Company of which management is aware.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

The Company’s Common Stock was listed on the Nasdaq SmallCap Market on March 23, 2004.  Prior to that, Nevada Security Bank’s Common Stock was listed on the Over-The-Counter Bulletin Board (OTCBB).  Our Common Stock trades on the Nasdaq Stock Market® under the symbol TBHS and the CUSIP number of such common stock is 88331E104.  At December 31, 2003 we were not aware of any trading in the Common Stock of the Company, and there appeared to be no active trading market.

Management is aware of the following securities dealers who make a market in the Company’s stock:  D.A. Davidson & Co., Two Centerpointe Dr., Suite 400, Lake Oswego, OR  97035, 800-249-2610; Howe Barnes Investments Inc., 135 South LaSalle Street, Chicago, IL  60603, 312-655-3000; and Mitchell Securities Corporation of Oregon, 121 S.W. Morrison St., Suite 1060, Portland, OR  97204, 800-224-2226 (the “Securities Dealers”).

Our SB-2/A registration statement (file #333-105445) filed with the Securities and Exchange Commission was declared effective on February 13, 2004.  The offering under the prospectus was for 1,350,000 shares of common stock of The Bank Holdings with one warrant for every five (5) shares of common stock purchased at an offering price of $11.00 per share.  Davidson agreed to serve as underwriter, on a firm commitment basis, for up to all 1,350,000 shares and related warrants offered by the prospectus.  The Bank Holdings undertook to sell 850,000 shares directly to investors, and Davidson undertook to sell 500,000 shares.  There was no minimum share purchase required.  The underwriters purchased shares at the price of $10.23 per share, reflecting an underwriting discount of 7%.  The secondary offering was closed on March 22, 2004.

The subscription applications received by The Bank Holdings approximated 2.9 million shares, of which 850,000 shares were approved for sale.  The total number of shares underwritten by D.A. Davidson was 702,500 including 202,500 which resulted from the underwriter’s exercise of the over allotment option.  The cost of such offering as reported in the offering circular Form SB-2 was approximately $1.0 million.  As a result, the net proceeds to the Company was approximately $16 million.

Approximately $4 million raised from the sale will be used to repay debt assumed, approximately $7,000,000 will be used to support further operations of Nevada Security Bank, and approximately $5,000,000 will be used for other business purposes as described in the offering.

The Company has not made any repurchases of its stock during the fourth quarters of the period covered by this report.

As of December 31, 2003 the following unsecured borrowings of The Bank Holdings were outstanding and exempted pursuant to Regulation D, Section 4(6):

DATE	LENDER	AMOUNT	CLASS	PRICE
27-Jun-03	Ed Allison Inc.	$17,857.14	Accredited Investor	100%
27-Jun-03	Mr. Robert Barone	$17,857.14	Accredited Investor	100%
27-Jun-03	Mr. Jan Clark	$17,857.14	Accredited Investor	100%
27-Jun-03	Mr. Leonard Detrick	$17,857.14	Accredited Investor	100%
27-Jun-03	D.A. Funk, Ttee, Funk Family Trust	$17,857.16	Accredited Investor	100%
27-Jun-03	Mr. Hal G. Giomi	$17,857.14	Accredited Investor	100%
27-Jun-03	Mr. Jesse Haw	$17,857.14	Accredited Investor	100%
11-Sep-03	Mr. Jan Clark	$500,000.00	Accredited Investor	100%
18-Sep-03	Mr. Jesse Haw	$500,000.00	Accredited Investor	100%
22-Sep-03	The Chipman First Family Ltd. Prtrship	$500,000.00	Accredited Investor	100%
5-Nov-03	Mr. Jesse Haw	$500,000.00	Accredited Investor	100%
18-Dec-03	Mrs. Julia P. Clark	$500,000.00	Accredited Investor	100%
19-Dec-03	Barone Liquidity Investments	$500,000.00	Accredited Investor	100%

(b)  Holders

On March 1, 2004 there were approximately 400 shareholders of record of the Company’s Common Stock.

(c)  Dividends

As a bank holding company which currently has no significant assets other than our 100% ownership of Nevada Security Bank, our ability to pay cash dividends depends upon the dividends we receive from Nevada Security Bank.  The dividend practice of Nevada Security Bank, like our dividend practice, will depend upon its earnings, financial condition and other relevant factors, including applicable regulatory orders and restrictions with respect to dividends.

Nevada Security Bank’s ability to pay cash dividends to us is also subject to certain legal limitations.  Under Nevada law, a bank cannot declare a dividend or make a distribution of its net profits until (a) the bank’s surplus fund equals its initial stockholders’ equity (excluding the amount of the initial surplus fund) and (b) ten percent of the previous year’s net profits have been carried to the surplus fund.  Additionally, no distribution may be made if it would result in the bank’s stockholders’ equity (including the reserve for loan losses) being less than 6% of the bank’s average total daily deposit liabilities for the preceding 60 days or if it would reduce the stockholders’ equity below the initial stockholders’ equity or below minimum applicable regulatory capital requirements under federal law.  Also, under Nevada law applicable to the Nevada Security Bank, and to Nevada corporations generally, no distribution may be made if, after giving effect to it, the corporation would be unable to pay its debts as they become due in the usual course of business or the sum of the corporation’s assets would be less than the sum of its liabilities plus the amount (if any) that would be needed to satisfy the rights of holders of any preferred stock of the corporation, assuming the corporation were to be dissolved at the time of the distribution.

Stock dividends are not subject to the Nevada law restrictions or distributions, as described above, because a corporation’s assets, liabilities and total stockholders’ equity do not change as a result of the stock dividend.

Shareholders are entitled to receive dividends only when and if declared by our board of directors and we have no intention to pay cash dividends in the foreseeable future.  Instead, any earnings which may be generated will be retained for the purpose of increasing our capital and reserves in order to facilitate growth.

Since inception, we have paid no cash dividends or stock dividends to our shareholders.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003, with respect to options outstanding and available under our Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	227,000	$10.02	54,186
Equity compensation plans not approved by security holders	—	—	—

Total	227,000	$10.02	54,186

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The “summary selected financial data” that follows is derived from the audited Consolidated Financial Statements of the Company and from our internal accounting system.  The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 6 below.  Statistical information that follows is generally based on average daily amounts.

Summary Selected Consolidated Financial Data

	Year Ended December 31,
	2003	2002	2001 (4) (4a)
	(Dollars in thousands, except per share data)
Condensed Income Statement
Interest income	$5,250	$1,948	$218
Interest expense	$1,893	$759	$4
Net interest income	$3,357	$1,189	$214
Provision for loan losses	$602	$220	$—
Non - interest income	$893	$77	$—
Non - interest expenses	$4,213	$2,811	$782
Provision for income taxes (1)	$—	$—	$—
Net (loss)	$(565)	$(1,765)	$(568)

Period End Data
Assets	$166,149	$79,676	$14,344
Loans, gross	$82,671	$25,005	$—
Securities	$74,763	$47,992	$—
Deposits	$148,747	$67,270	$757
Other borrowed funds	$6,125	$15	$—
Shareholders’ equity	$10,853	$11,995	$13,443
Nonperforming assets (3)	$—	$—	$—

Average Balance Sheet
Assets	$121,017	$46,903	n/a
Loans, gross	$50,214	$8,318	n/a
Deposits	$108,163	$34,209	n/a
Shareholders’ equity	$11,188	$12,573	n/a

Asset Quality
Non-performing assets (5)	$—	$—	n/a
Allowance for loan losses	$822	$220	n/a
Net Charge-offs	$—	$—	n/a
Non-performing assets to total assets	$—	$—	n/a
Allowance for loan losses to loans	0.99%	0.88%	n/a
Net Charge-offs to average loans	$—	$—	n/a

Per Common Share
Basic loss per share	$(0.40)	$(1.26)	$(0.40)
Diluted loss per share	$(0.40)	$(1.26)	$(0.40)
Book value per share at year end	$7.72	$8.53	$9.56
Period end common shares outstanding	1,405,930	1,405,930	1,405,830
Weighted average shares outstanding	1,405,930	1,405,838	1,405,830

Financial Ratios
Return on average assets	(-0.47%)	(-3.76%)	n/a
Return on average equity	(-5.05%)	(-14.04%)	n/a
Net interest margin (2)	2.91%	2.65%	n/a
Tier 1 leverage capital ratio	7.06%	15.17%	n/a

(1)                        The Company does not record a provision for income taxes as a result of net operating losses.

(2)                        Net interest income calculated on a fully-taxable equivalent basis divided by average interest-earning assets.

(3)                        Nonperforming assets consists of nonperforming loans, other real estate owned, repossessed assets and investment securities placed on non-accrual status.  At the current time the Company does not have any non-performing assets.

(4)                        Nevada Security Bank commenced operations on December 27, 2001 and as a result of its limited activities during this period, much of the selected financial data information would not be meaningful, and as such has been noted n/a (not applicable).

(4a)                  Data is for the period from February 26, 2001 (date of inception) through December 31, 2001.

(5)                        Includes loans 90 days or more delinquent and still accruing interest, non-accrual loans and other real estate owned.  For all periods presented, there are none.

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

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors.  Qualitative factors include the general economic conditions in our state, and in particular, the state of certain industries in northern Nevada. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As we add new products and increase the complexity of our loan portfolio, we shall enhance our methodology accordingly.  Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes presented elsewhere herein as well as the portion of this Management’s Discussion and Analysis section entitled “Provision for Loan Losses” and “Allowance for Loan Losses”. Although management believes the levels of the allowance as of December 31, 2003 and 2002 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

This discussion presents management’s analysis of the financial condition and results of operations of The Bank Holdings and Nevada Security Bank for each of the periods ended December 31, 2003, 2002 and 2001 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Company Holding Companies”).  The discussion should be read in conjunction with the financial statements of The Bank Holdings and Nevada Security Bank and the notes related thereto which appear elsewhere in this document.

Summary of Performance

As previously noted and also as reflected in the Consolidated Statements of Operations, for the years ended December 31, 2003, 2002, and the period ended December 31, 2001, the Company generated net losses of  approximately $565,000, $1.765 million and $568,000, respectively.

The Company earns income from two primary sources, net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges and fees charged for services provided, less the operating costs of providing the full range of banking services to our customers.  Pre-underwriting loan fees and gains on sale of securities comprise another area of non-interest income.

2003 over 2002

The strong improvement in results of operations for the year ended December 31, 2003 when compared to results of the comparable 2002 period, are primarily due to increases in volumes held of investments, loans, and deposit portfolios.  Total assets increased on average approximately $74 million or 158% when comparing 2003 to 2002.

The Company’s loss from operations was approximately $565,000 for the year ended December 31,2003 as compared to a loss of $1.765 million for the comparable period of 2002.  This was a reduction of $1.2 million, or about 68% from the previous period.  The net loss per basic share was $0.40 for 2003, as compared to $1.26 for 2002.  The Company’s return on average assets (ROAA) was -(.5%) and return on average equity (ROAE) was -5.1% in 2003, as compared to -3.8% and -14.0% respectively, for 2003.

2002 over 2001

The strong improvement in results of operations for the year ended December 31, 2002 when compared to results of the 2001 period are primarily due to increases in volumes for all asset and liability portfolios for the Bank’s first full year of operation.  For the period ended December 31, 2001 the Bank was operating for only four days. As a result, there were substantial changes in assets under management, as well as liabilities assumed, when comparing 2002 to 2001, and assets grew to about $80 million at December 31, 2002 from $14 million at December 31, 2001.

The Company’s loss from operations was approximately $1.765 million for the year ended December 31, 2002 as compared to a loss of $568,000 for the period ending December 31, 2001.

Results of Operations

2003 over 2002

The Company’s net loss for the year ended December 31, 2003 was $565,000 as compared to the loss of $1.765 million for the year ended December 31, 2002.

The primary contribution to the Company’s earnings improvement in 2003 when compared to 2002 was a $2.168 million increase in net interest income.  This was brought about by an average investment level approximately 78% greater than the prior period, coupled with an average loan volume of approximately $50 million, which is five times larger than the previous reported period.  The Company’s net interest margin, increased by 26 basis points to 2.91% from 2.65% for the year ended December 31, 2002.  The slight increase in the net interest margin was due more to a redistribution of assets held, rather than any marked increase in interest earned on investment or loan portfolio assets.  There was a substantial change in the Company’s provisions for loan losses, for the year ended December 31, 2003, when compared to the same period of 2002.  The provision for loan losses was $602,000 for 2003 and $220,000 for 2002, an increase of 174%.  The provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan losses, the allowance is described in more detail in Table 7 herein.

Non-interest income for the year ended December 31, 2003 was $816,000 higher than the year ended December 31, 2002, primarily due to pre-underwriting fees associated with SBA loans and gains on sales of investment securities.  The increase in non-interest income was more than offset, however, by a $1.4 million unfavorable variance in non-interest expenses.  Personnel cost increased $748,000 or 58.6% as the Company added more experienced management to its employee base, and occupancy expense rose by $332,000 or 58.9% as a result of the move from temporary quarters to permanent quarters for the Reno branch and administrative staff when comparing results for the years ended December 31, 2003 to 2002.

At the current time, the Company has a tax loss carry forward on a consolidated basis, and no tax accrual or expense has been recorded for any of the periods reported within the body of this report.

The Company’s basic and diluted loss per share for the twelve months ended December 31, 2003 was $0.40 as compared to a loss of $1.26 per share for the same period of the prior year.

2002 over 2001

The Company’s net loss for the year ended December 31, 2002 was $1.765 million as compared to the loss of $568,000 for the period ended December 31, 2001.

The primary contribution to the Company’s earnings improvement in 2002 when compared to the four day period of operations in 2001 was a $975,000 increase in net interest income.  This was brought about by growth of the investment and loan portfolios as compared to the previous reported period.  The Company’s net interest margin was 2.65% for the year ended December 31, 2002.  The provision for loan losses was $220,000 for 2002 and there was no provision for 2001.  The provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan losses.

Non-interest income for the year ended December 31, 2002 was $77,000 as compared to a lack of non-interest income for the four days of operation during 2001.  The increase in non-interest income was more than offset, however, by a $2.0 million unfavorable variance in non-interest expenses.  Personnel cost increased $868,000, or 213% as the Company added more experienced management to its employee base, and occupancy expense rose by $362,000 as a result of the move into temporary Reno quarters and permanent quarters for the Incline Village office when comparing results for the years ended December 31, 2002 and 2001.

The Company’s basic and diluted loss per share for the twelve months ended December 31, 2002 was $1.26 as compared to a loss of $0.40 for the period ended December 31, 2001.

Net Interest Income and Net Interest Margin

The Company’s net interest margin depends on the yields, volumes, and mix of its earning assets components as compared to the rates, volume and mix of various funding sources.  The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets.  The Two Year Average Balance Sheet Table (Appendix A Table 1),  which immediately follows reflects the Company’s average balance sheet volumes of assets, liabilities, and stockholders equity; the amount of associated interest income or interest expense; net interest income; the average rate or yield for each category of interest earning asset or interest bearing liability; and the net interest margin for the periods noted.

2003 Over 2002

Net interest income before the provision for loan losses for the year ended December 31, 2003 was $3.4 million, as compared to $1.2 million for the same period of 2002.  This represents an increase of about $2.2 million, or about 182%.  As previously noted, net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings.  The amount by which interest income exceeds interest expense depends on two factors: the volume and mix of earning assets as compared to that of interest bearing deposits and borrowings, and the interest rates earned versus the interest rates paid on each of the balance sheet portfolios.  The Company’s net interest margin is the net interest income expressed as a percentage of earning assets.  The margin for 2003 and  2002 is reflected in the Distribution, Rate and Yield Analysis of Net Income tables and reflect the changes in the rates earned and rates paid on loans, investments, deposits, and borrowed funds held by the Company during the periods under review.

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

The Company’s 3.09% earnings rate on its investment portfolio for the year ended December 31, 2003 was unfavorably impacted by the low interest rate environment, heavy refinancing in its mortgage backed portfolio, and the low rate on liquid overnight funds sold on a daily basis.  When compared to the 3.68% rate earned during the year ended December 31, 2002, one can see an almost 20% reduction in earnings in the investment portfolio, in the year ended December 31, 2003 from the year ended December 31, 2002.

The Company’s rates earned on its loan portfolio over the same periods did not fall by the same magnitude.  While the prime rate fell twice during the intervening period, the overall earnings rate of 6.44% for the year ended December 31, 2003 was not as noticeably reduced from the 7.23% rate earned for the year ended December 31, 2002.

As a result of the foregoing, variances, the Company’s gross earnings rate for the year ended December 31, 2003 was 4.55%, as compared to 4.34% for the same period of 2002.

Interest expense rates for the same periods noted above were favorably impacted by the lower interest rate environment previously noted, however, and the Company’s interest paid rate on all interest bearing liabilities was 2.01% for the year ended December 31, 2003 as compared to 2.59% for the same period in 2002.  The Company’s overall net interest margin, however, increased to 2.91% for the year ended December 31, 2003, as compared to 2.65% for the same period in 2002.

Although actual earnings rates declined on the Company’s investments and loan portfolios over the year ended December 31, 2003 when compared to the same period in 2002, the decline in rates paid on interest bearing liabilities was more accelerated.  As a result, the Company’s net interest margin increased by 26 basis points over the year ended December 31, 2003 when compared to the same period of 2002.

The Changes in Net Interest Income Table (see Appendix A Table 2) presents information regarding interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities.  The table sets forth changes in interest income and expense attributable to changes in average balances (volume) or changes in average interest rates (rates).  The calculation is as follows:  (i) changes in rate (changes in rate multiplied by prior year volume), (ii) change in volume (change in volume multiplied by prior year rate) and (iii) changes in both rate and volume (change in rate multiplied by change in volume).  Changes in interest income and expense that are not due solely to volume or rate changes are combined with the volume/rate change category.

Rate changes are shown to have caused a drop of $255,000 in net interest income for the year ended December 31, 2003 relative to the same period of 2002, which presages the decrease reported for the Company’s net interest margin for the same period.  While the rates are lower, total interest income on a volume basis was actually enhanced by approximately $4.6 million over the period due to over-riding positive variances in both investment and loan portfolio volumes.

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

For the twelve months ended December 31, 2002 the average yield on the investment portfolio was 3.68%, while the average yield on the loan portfolio was 7.23% for a combined weighted yield of 4.34% on $44.9 million of average earning assets.

For the same period, the interest costs on deposit liabilities was 2.58% and 15.79% on interest bearing liabilities, for a combined weighted average cost of 2.59% on $29.3 million total interest bearing liabilities.

As a result, the Bank’s net interest margin was 2.65%, and its interest rate spread was 1.75% for the year ended December 31, 2002.

2002 over 2001

Due to the fact that the Bank was opened for business on December 27, 2001, no meaningful analysis can be drawn for this four day period of operation in relation to the Bank’s first full year of operation for the twelve months ended December 31, 2002, when a full range of traditional banking activities were undertaken.

Non–Interest Income and Non–Interest Expense

2003 over 2002

The Company’s results reflected a higher level of non-interest income in the year ended December 31, 2003 than that ended December 31, 2002.  See Non-Interest Income and Non-Interest Expense Table (Appendix A Table 3).  The overall ratio of non-interest income to average earning assets increased to 0.77% from 0.17% for the year ended December 31, 2003 as compared to December 31, 2002.

Total non-interest expenses increased to $4.2 million in the year ended December 31, 2003 from $2.8 million in the period ended December 31, 2002.  As a percentage of average earning assets, total overhead expenses were 3.65% and 6.26% for the years ended December 31, 2003 and 2002, respectively.

The Company’s overhead efficiency ratio for all the periods under review declined due to the Company’s substantial growth.  The overhead efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income.  Neither the provision for loan losses nor securities gains or losses are factored into the equation. The Company’s overhead efficiency ratio was 112.3% for the twelve months ended December 31, 2003 versus 223.6% for the same period of 2002.

Included in the increase in non-interest income are $75,000 in service charges on deposit accounts for the year ended December 31, 2003 while the amount for the twelve months ended December 31, 2002 was $24,000.  This increase was based on the more consistent collection of monthly service charges and non-sufficient funds charges paid as well as higher deposit account volumes.  Other service charges, commissions and fees are primarily comprised of wire transfer and loan documentation fees, for all periods under review.

Pre-underwriting fees are a result of agreements with third parties whereby the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party.  These activities are conducted in the Rancho Cordova, California loan production office.  This office is expected to contribute additional loan volumes to the Company, and to provide additional sources of income based on sales of government guaranteed loans to financial intermediaries.  No absolute assurance can be given, however, that this will in fact, occur.  Pre-underwriting fees for the periods under review is contained only within the last two quarters of 2003 and amount to $224,000 since the loan production office was not opened until the second quarter of 2003.

The total amount of non-interest income for the year ended December 31, 2003 was substantially enhanced by the gain taken on sale of securities which was $497,000 as compared to gains taken during the year ended December 31, 2002 of only $9,000.  The securities sold during 2003 were almost exclusively corporate bonds, and the gains were taken when spreads had tightened and it appeared the overall bond market would be adversely affected by recent tax initiatives in the Congress.

The largest increase for any specific category of expenses was in salaries and employee benefits, which was $748,000 or 58.6% higher in the year ended December 31, 2003 than for the same period of 2002.  Personnel costs approximated 48% of total non-interest expense and 1.75% of average earning assets during 2003 and 45% of total non interest expenses, as well as 2.84% of average earning assets for the same period in 2002.  This reflects the Company’s addition of experienced professional staff during late 2002 and 2003 as it aligned its staffing levels to business plans requirements for additional loan production capabilities.

The second greatest increase in non-interest expenses is most evident in the occupancy costs for the Company. This was due to two primary factors; 1) the move of the Reno branch and administrative offices from two temporary locations to a 9100 square foot permanent facility during the fourth quarter of 2002, and 2) the additional premises, equipment, and data processing costs initiated by such move. Total occupancy costs approximated 21% of total non-interest expense and ..78% of average earning assets during the year ended December 31, 2003, and 20% of total non-interest expense and 1.26% of average earning assets for the same period of 2002.

The third greatest area of non-interest expense increase has been in data processing costs.  Data processing expenses increased to 4.75% of total non-interest expenses for the year ended December 31, 2003 from 3.63% for the same period of 2002.    This amount declined to 0.17% of average earning assets for the twelve  months ended December 31, 2003 from 0.23% for the same period in 2002. The Company believes that the customer base envisioned in its business plan is more oriented towards a “high-tech, soft-touch” financial services provider than has previously been the case in the northern Nevada market. To this extent, the Company started its provision of banking services to include check truncation, image statements, on-line ATM’s and internet consumer banking, and added commercial account internet banking upon its move to permanent facilities. Further, the Company anticipates that with the recently passed Check 21 law, it will be among the forefront of image capable financial service providers with a current project to install image capture devices in its two current branches by the end of the year.  However, no absolute assurance can be given that that this will in fact occur.

The so-called “Check 21” bill, passed into law on October 28, 2003 allows banks to clear checks electronically without sending the actual cancelled checks to one another or their customers.  Customers or banks would be able to request substitute checks, or reprints that would provide the same information as the original documents, should the original document be required.  This electronic clearing is expected to facilitate the interbank exchange of digital images and their use for clearing and settling, thereby streamlining the collection of funds between banks, and eliminating the costly and time delayed collection of funds through paper check item processing. This law will take effect in October, 2004.

As a result of the Company’s orientation towards being an integrated data provider, telephone and data communication costs have been higher than one might anticipate from a local community institution.  However, with two offices in Nevada and a loan production facility in California inter-connected to Auburn, California and Charlotte, North Carolina which provide on-line capabilities, the Company’s communication costs have indeed been high. Based on the technology supported focus of the Company, however, it is expected that this is likely to continue.

Each of certain other non-interest expense categories are shown with their related percentage of overall non-interest expense, so that one may view their contribution to the overall cost structure of the company. Further, the Company’s efficiency ratio is noted, as was explained above.

Management expects that non-interest expenses will moderate as a percentage of average earning assets as the Company continues to grow and management further refines most areas of the Company’s cost structure, however, no assurance can be given that this, in fact, will occur.

2002 Over 2001

As noted previously, total non-interest income for the twelve months ended December 31, 2002 was $77,000 or 0.17% of average earning assets, as compared to the lack of non-interest income during the Bank’s four days of operations during the period ended December 31, 2001.

Further, the Bank’s non-interest expense of $2.8 million for the year ended December 31, 2002 was in comparison to $782,000 of such expense for the period ended December 31, 2001.  For 2002, this amount represented 6.26% of average earning assets, while for the four days of operations during 2001, such analysis is not meaningful.

In addition, salaries and employee benefits costs comprised the major portion of total non-interest expense for both periods under consideration, while total occupancy costs were second in order of magnitude for the twelve months ended December 31, 2002 when compared to the period ended December 31, 2001.  Other comparisons may be drawn from the information presented in the Non-Interest Income/Expense Table, however, due to the substantive lack of operating history for 2001, such comparisons may be somewhat problematic.

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for probable loan losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan losses.  Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to absorb losses inherent in the Bank’s loan portfolio.  See Appendix A Table 6 for information regarding the activity in The Allowance For Loan Losses.  The provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan losses.

2003 Over 2002 and 2001

For the year ended December 31, 2003 the Company’s provision for loan losses was $602,000, which is $382,000 more than the $220,000 provided for during the twelve months ended December 31, 2002.  The loan loss provision was higher in 2003 concurrent with the large increase in outstanding loan balances in 2003.  The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses”.

For the periods under review, December 31, 2003 and December 31, 2002, there were not substantive changes in loan concentrations, loan quality, or loan terms, and as a result the change in the provision for loan losses was primarily related to loan portfolio growth.  At December 31, 2001 the Bank had no loans outstanding.  See Appendix A Table 4 regarding composition of loan portfolio and Appendix A Table 5 regarding the contractual maturities of the loan portfolio.

During 2003, we refined and further evaluated certain assumptions and estimation methods related to each primary loan category which reflects the loan purpose, strength of borrower, collateral (if any), the loan–to-value ratio (as appropriate), and the loan’s repayment terms and method, each of which is documented and made a part of our quarterly determination of the adequacy of the allowance for loan losses.  To the current date, there have been no reallocations of the allowance for loan losses among different parts of the portfolio.

In addition, the Bank provides an allowance for undisbursed loan commitments, such allowance which is reported in other liabilities.  At December 31, 2003, this allowance totaled $75,000 and represented 0.09% of total gross loans.  At December 31, 2002 this allowance was $62,000 and represented 0.24% of total gross loans.

Provision for Income Taxes

The Company does not record a provision for income taxes. At December 31, 2003 and 2002, respectively, the Company had approximately $2.7 and $2.2 million of operating loss carry-forwards for federal income tax purposes which expire in 2021.

Financial Condition

The Company is still in its initial growth phase, as is evidenced by the dramatic increase in total assets to $166 million at December 31, 2003 from $80 million at December 31, 2002 or total growth of about $86 million since the end of the year 2002.  Between December 31, 2002 and December 31, 2003, deposits have increased $81 million or approximately 121%, investments have increased over $26 million, or 56% and gross loans have grown by over $57 million, an increase of approximately 230%.  The increase in volumes of earning assets has kept pace with deposit growth, and the Company’s percentage of earning assets was over 90% for both periods.

The Company’s deposit growth has come from three primary sources, two of which were its branches in Incline Village and Reno, while the third source has been a specialized program of tax free real estate exchange deposits. At December 31, 2003, these deposits totaled approximately $50 million and accounted for about 34% of the subsidiary bank’s deposits.  With the addition to staff during 2003, a more formal program of cross-selling and specific marketing activities was implemented to further enhance deposit and loan growth.

BALANCE SHEET ANALYSIS

EARNING ASSETS

Investment Portfolio

See Appendix A Table 8 for a detail of securities available for sale and held to maturity and Appendix A Table 9 for information regarding the contractual maturities of our debt securities.  Actual maturities will differ from contracted scheduled maturities because borrowers may have the right to call for redemption or prepay obligations with or without call or prepayment penalties.

The major components of the earning asset base for the Company are its investment securities and loan portfolios. The detailed composition and growth characteristics of both of these portfolios are very significant to any analysis of the financial condition of the Company. The Company’s investments are analyzed in this section, while the loan portfolio is discussed in a later section of this Form 10-KSB.

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

The Company’s investment portfolio is primarily composed of six subsets: (1) “Fed Funds Sold”, which are temporary overnight sales of excess funds to correspondent banks, and are not detailed as an element within the Company’s longer-term investment portfolio; (2) US Treasury and Agency issues for liquidity; (3) state, county and municipal obligations which may provide limited tax free income and pledging potential; (4) mortgage-backed securities for cash flow and enhanced earnings; (5) corporate bonds; and (6) other equity investments, some of which are readily marketable and carried in investments, and some of which are not readily marketable and are carried in other assets.  These include equity in the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers Bancorp, both of which are currently considered not to have readily determinable market values.  The relative distribution of these groups within the overall portfolio has varied over the periods noted, especially as regards the extent of Agency, mortgage-backed and corporate investments held.  The equity portfolio is comprised exclusively of ownership in the Federal Home Loan Bank of San Francisco and an investment in Pacific Coast Banker’s Bancorp, which is a correspondent bank.

Total investment securities were approximately $75 million at December 31, 2003, exclusive of temporary overnight placements of about $2.6 million in Fed Funds sold.  This compares to slightly less than $48 million of investment securities and approximately $2 million of Fed Funds sold at December 31, 2002.  The most noticeable differences in the portfolio was the growth of the AFS portfolio as a portion of the overall portfolio balances at December 31, 2003, when compared to December 31, 2002.  In addition there were the additions of greater volumes of U.S. government sponsored agency investments, as well as mortgage-backed securities, when December 31, 2003 is compared to December 31, 2002.

Total investments averaged approximately $65 million for the year ended December 31, 2003, a 78% increase from the approximately $37 million average reported at December 31, 2002.  The most noticeable difference in the portfolio was the addition of a greater volume of mortgage-backed securities, as compared to Treasury and Agency securities in the previous period.  The Company has been modifying its investment management activities to achieve greater earnings on its portfolio than was evident in prior periods.  The investment portfolio for the year ended December 31, 2003 comprised 56% of average earning assets, while for the year ended December 31, 2002, the investment portfolio represented an even greater 81% of average earning assets.

Concentrations of investments or securities held exceeding 10% of stockholders’ equity are as follows: the current book value of held to maturity pass through securities issued by FNMA and FHLMC at December 31, 2003 was $17.1 million, with a market value of $16.9 million, while at December 31, 2002 this amount was $8.5 million with a market value of $8.7 million. For the date of December 31, 2003 the amount of mortgage backed pass through securities guaranteed by GNMA  was $3.1 million with a market value of $3.2 million, while at December 31, 2002 this was $2.3 million with a market value of $2.4 million. Other held to maturity mortgage backed CMO’s issued or guaranteed by FNMA, FHLMC o GNMA at December 31, 2002 were $6.5 million with a market value of $6.4 million, while at December 31, 2002 this amount was or $7.9 million with a market value of $7.8 million.

Loan Portfolio

A comparative schedule of the distribution of the Company’s loans at December 31, 2003 and 2002 is presented in Appendix A Table 4 Composition of The Loan Portfolio.  The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category.  Further, the figures noted for each category are presented as percentages, for ease of reviewer analysis.  There were no loans outstanding as of December 31, 2001.

Gross loans have increased by about $58 million, or over 230% to almost $83 million during the twelve months ended December 31, 2003.  As one can see in Appendix A Table 4, the most significant volume change between December 31, 2003 and December 31, 2002 has been the increase of the Company’s real estate secured loan portfolio.  This volume increased by about $31 million, and comprised about 54% of all loan growth during the twelve months ended December 31, 2003.  Substantial other growth has taken place in the volume of SBA and USDA loans held in the Bank’s portfolio.  This amount includes approximately $11 million purchased in the secondary market from brokerage firms with the purpose of enhancing loan volumes, increasing overall portfolio yields, and changing the asset/liability profile of the Company.  Other than this growth in the government guaranteed loan portfolio, the growth that has occurred has been accomplished primarily in the increased activity levels of the Company’s Reno office. Generally speaking, all changes have been substantial in the Company’s loans held in the categories noted, over the periods under review.

At December 31, 2003, our average interest earning asset base is predominately comprised of investments, as loans have not yet reached the percentage of average assets reported by our peers.  While it is anticipated that loan volumes will increase as a percentage of average earning assets as we grow, there can be no absolute assurance that this will, in fact, occur.  Should the volume of loans change dramatically, a change in the relative mix of loan categories is also likely to occur.

Loan Maturities

Appendix A Table 5 Scheduled Contractual Maturities of the Loan Portfolio presents the maturity distribution for each major category of our loan portfolio and the sensitivity of such loans to changes in interest rates at December 31, 2003 and 2002.

Off – Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $27.9 million at December 31, 2003 as compared to $14.5 million at December 31, 2002.  These commitments represented about 34% and 58% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters of credit totaled $197,000 at December 31, 2003 and there were none outstanding at December 31, 2002.   This total represented an insignificant portion of total commitments outstanding at December 31, 2003.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, please refer to Note 9 to the financial statements.

Non–Performing Assets

We manage asset quality and control credit risk through the application of policies, practices and procedures designed to promote sound underwriting and loan monitoring, and the diversification of the loan portfolio.  The loan administration function is charged with monitoring asset quality and establishing credit policies, practices and procedures which are consistently enforced.  At all periods under review, we had no non-performing assets.

The evaluation of these factors, as in other of our risk areas, is performed by independent third party review firms that employ credit professionals to determine our adherence to previously established internal guidelines.  These evaluations include many factors, such as loan growth, changes in the composition of the loan portfolio, delinquencies, general economic conditions that could impact the value of collateral, management’s general assessment of loan portfolio quality, and other trends and conditions.  Further, such independent external reviews include evaluating the financial strength of the borrowers, the value of applicable collateral, any prior loan loss experiences, the growth in the loan portfolio, and other conditions.  During the twelve months ended December 31, 2003, two such evaluations were conducted, as was an evaluation of the adequacy of our loan loss allowance.  In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, review loan quality and the adequacy of the allowance for loan losses.

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

Appendix A Table 6 summarizes the activity in the allowance for loan losses for the periods indicated.

Appendix A Table 7 provides information regarding the allocation of the Allowance for Loan Losses.

Management believes that the ALL at December 31, 2003 is sufficient to absorb losses inherent in the loan portfolio.  This amount is based on the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.  In addition, however, we carry an allowance for undisbursed loan commitments which is reported as an “other liability.”  At December 31, 2003 and 2002, such allowance totaled $75,000 and $62,000, respectively, and represented 0.27% and 0.43% of loan commitments outstanding, respectively, and 0.09% and 0.25% of total gross loans, respectively.

Non-Earning Assets

Non-earning assets are those assets that by their characteristics do not generate interest income for the Company.  Generally speaking, a financial institution would prefer to minimize such assets, which are primarily composed of cash and due from balances, fixed assets and “other” assets.  At December 31, 2003 and December 31, 2002 such assets totaled about $7 million and $5 million respectively.  As of December 31, 2003 and December 31, 2002, such assets represented approximately 4% and 6% of total assets, respectively.

Cash and Due From Banks

Cash on hand and balances due from correspondent banks represent the major portion of the Company’s non-earning assets.  At  December 31, 2003 cash and due from banks comprised about 2% of total assets and about 50% of total non-earning assets, as compared to about 3% and 42%, respectively, of total assets and non-earning assets at December 31, 2002.

Premises and Equipment

Fixed assets represent the second greatest volume of non-earning assets, and comprised about 31% of such total at December 31, 2003 as compared to 43% at December 31, 2002.

The net book value of the Company’s premises and equipment decreased by $100,000, or 5%, in 2003, even after the purchase of approximately $248,000 in equipment during the year.  This was more than offset by increased depreciation charges, however.   The Company’s net premises and equipment were 1.2% of total assets at December 31, 2003, and 2.7% of total assets at the end of 2002.

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter.  Depreciation and amortization was $353,000 for the year ended December 31, 2003 as compared to $189,000 during 2002.  Appendix A Table 10 Premises and Equipment reflects the balances by major category of fixed assets:

Other Assets

Other assets are primarily composed of accrued interest receivable on investments and loans, certain prepaid accounts, and items in process of review and determination as to their ultimate disposition.  These amounts were $1.3 million and $713,000 as of December 31, 2003 and 2002, respectively.  Of the total “other assets”, accrued interest receivable represented 82% and 86% at December 31, 2003 and 2002, respectively.

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

The company’s growth of deposit accounts in the demand, NOW, and Certificate areas has been patterned along traditional means of acquisition:  new customers coming into a branch facility; returning customers well known to staff or management bringing their relationships over to the new bank, or as the result of calls made by staff, officers, or directors on certain prospective or potential customers.  Further, it is the Company’s goal to have established both deposit and loan relationships with all of the Company’s customers.

In addition to these sources, however, the Company has a deposit acquisition officer assigned to real estate related companies, who is responsible for developing growth in this deposit class.  As a result of such activities, the Company has generated $50 million of MMDA deposits related to that source of endeavor at December 31, 2003, which represented about 34% of total deposit accounts.  At December 31, 2002 this type of MMDA deposit approximated $15 million and represented 22% of deposit accounts.

As illustrated in the Average Balances Sheet (Appendix A Table 1), the average rate paid on interest bearing deposits decreased moderately to 1.98% during the year ended December 31, 2003 from 2.58% for the year ended December 31, 2002.  Average interest bearing deposit volumes increased by about $64 million, or approximately 217% for the year ended December 31, 2003 over the year ended December 31, 2002.

As previously noted, the primary difference between deposit volumes at December 31, 2003, when compared to December 31, 2002, is the growth of money market accounts.  This change was due to promotional rates and terms within money market advertisements during the year, in local retail markets.  This substantial growth in “core deposits” may modify the Company’s interest rate risk, and its deposit cash flows.

Potentially, the most volatile deposits in a financial institution are the large certificates of deposits, those generally over $100,000.  Because these deposits, when considered with other customer specific deposits, may exceed the maximum amount of FDIC insurance for an account, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000.  The Company may find such certificates to be more volatile than those generated within its branches from traditional sources; however, as branches generate additional deposit growth, this effect should be somewhat mitigated.  Refer to Appendix A Table 11, Maturity Schedule of Time Certificates of Deposit for more information.

Non – Interest Bearing Liabilities

Non-interest bearing deposit liabilities are an integral part of a financial institution’s funds portfolio.  These consumer and business checking accounts provide a relatively stable source of investable funds which are considered among a financial institution’s core deposits.  Non-interest bearing demand deposits were about 15.6% and 15.4%, respectively of total deposits at December 31, 2003 and 2002 and averaged about 14% of total average deposits for each of the twelve months ended December 31, 2003 and 2002.

Other non-interest bearing liabilities are primarily comprised of interest payable, and other expenses accrued but unpaid, and certain clearing amounts.  Accrued interest payable increased during the twelve months ended December 31, 2003 due to higher deposit volumes.  Generally speaking, the balance of “other liabilities” represents a small percentage of overall liabilities and is not material to the discussion of funding sources.

Other Borrowings

We may occasionally use Fed funds purchased and short-term Federal Home Loan Bank (FHLB) borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  Uncommitted lines are available from several correspondent banks, however, the borrowing line at FHLB is dependent on the level of pledged collateral.  There was a total of $15 million available from this source at December 31, 2003 and $6 million at December 31, 2002.

We have lines of credit available to us under various agreements with the Federal Home Loan Bank of San Francisco, Pacific Coast Banker’s Bank, and Zions National Bank.  As of December 31, 2003 $3 million had been drawn from the FHLB.  At December 31, 2002, no funds had been drawn from these sources.  Other borrowed funds as of December 31, 2003 includes $3.125 million in unsecured notes payable to related parties.  These notes were issued by the Company and $2.750 million of the funds were contributed to Nevada Security Bank to support its growth.  Of the total notes drawn, $3 million have a floating rate with a floor of 6.25% and are due April 30, 2004, while $125,000 are drawn with a floating rate with a floor of 6.5% and are due June 30, 2005.

Since growth in core deposits may be at intervals different from loan demand, we may follow a pattern of funding irregular growth in assets with overnight borrowings, which are then replaced with core deposits.  This temporary funding source is likely to be utilized for generally short–term periods, although no assurance can absolutely be given that this will, in fact, occur.  Refer to Appendix A Table 12, Other Borrowed Funds, which notes the extent of utilization of the funding source over represented periods.

Capital Resources

At December 31, 2003, the Company had total shareholders’ equity of $10.9 million, comprised of $14 million in common stock, $3 million in accumulated deficit, and $261,000 in accumulated other comprehensive loss.  Total shareholders’ equity at the end of 2002 was $12 million.  The Company’s wholly owned subsidiary, Nevada Security Bank, is required by the FDIC to maintain an 8% capital ratio during its first three years of operation.  Due to the Bank’s substantial growth, the Company has been required to contribute additional capital to the Bank to assure that the mandated ratio is not breached.

Due to the Company’s short history and the lack of operating earnings, it has not been able to borrow from institutional sources to alleviate the pressure on the Bank’s capital ratio.  As a result, the Company borrowed $3.125 million from related parties at terms and conditions the same as those proposed for companies with a longer history and consistent earnings.  Such borrowings have provided the source of $2.750 million in additional capital at the subsidiary level, which alleviates current pressure on the Bank’s capital ratio.  The decrease in shareholders’ equity from December 31, 2002 to December 31, 2003 was due primarily to operating losses but also includes a reduction in the value of available for sale securities held in the Company’s portfolio.

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

Appendix A Table 13 sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

The Bank Holdings conducted an offering for 1,350,000 shares of Common Stock and 270,000 Warrants for the purchase of additional shares at a price of $11.00 per share to repay its short-term debt, to fund Nevada Security Bank’s continued growth, and for other reasons as described.  The date of the prospectus was February 13, 2004.  The principal underwriter was D.A. Davidson and Company of Great Falls, Montana.  Further, Davidson had the option of purchasing 202,500 additional shares and associated warrants, which option it exercised.  The subscription period closed March 22, 2004 and the approximately $16 million net proceeds of this offering were received March 26, 2004.  The amount of expenses incurred for the issuers account in connection with the issuance and distribution of the securities including underwriting discounts and commissions totaled approximately $1.0 million.

Impact of Inflation

A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories.  Inflation can have an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to asset ratio.  Inflation has been minimal for the past several years and as such has had little or no impact on the financial condition and results of operations of the Company during the periods discussed herein.

Liquidity and Market Risk Management

The Company must address on a daily basis the various and sundry factors which impact its continuing operations.  Three of these factors have been previously discussed:  The economic climate which encompasses our business environment, the regulatory framework that governs our practices and procedures, and credit risk.  This section will address liquidity risk and market risk, two additional risks specific to the operation of a financial institution that also require active management.

Liquidity

The liquidity of the Company is comprised of three primary classifications:  Cash flows from or used in operating activities, cash flows from or used in investing activities, and cash flows provided by or used in financing activities.  Net cash provided by or used in operating activities consists primarily of net losses adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the twelve months ended December 31, 2003 net cash provided by operating activities was $375,000, compared to net cash used of $1.5 million for the same period of 2002, which was primarily comprised of the Bank’s net loss from operations for the preceding twelve months. The improvement for the twelve months ended December 31, 2003 over the same period of 2002 was primarily as a result of the continued growth of the Bank, and the decline in net losses after the first full year of operation in fiscal 2002.

Net cash used in investing activities, consisting primarily of purchases of securities and loan funding, was $86 million and $74 million for the twelve months ended December 31, 2003 and 2002, respectively, all of which reflected the continued asset growth of the Bank.

Net cash provided by financing activities for all periods under review overwhelmingly reflects the deposit growth of the organization.  For the twelve months ending December 31, 2003 the net cash provided by financing activities was $87 million, as compared to $66 million for the same period of 2002.

Liquidity refers to our ability to maintain a cash flow that is adequate to fund operations and meet obligations and other commitments in a timely and cost-effective fashion.  We require sources of funds to meet short-term cash needs that may result from loan growth or deposit outflows, or other asset purchases or liability repayments.  These funds are traditionally made available by drawing down from our correspondent bank deposit accounts, reducing the volume of fed funds sold, selling securities, liquidating other assets, or borrowing funds from other institutions.

The extent to which these funds are available to meet our cash needs determines our liquidity.  In addition, should the need arise for immediate cash, we could sell either permanently or under agreement to repurchase, those investments in our portfolio which are not being pledged as collateral.

As of December 31, 2003, non-pledged securities comprised about $57 million or 76% of our investment portfolio balances.  Other forms of balance sheet liquidity on that date include vault cash and balances due from banks totaling $3.3 million, and overnight fed funds sold totaling $2.7 million.  In addition to the liquidity inherent in its balance sheet, we have off-balance-sheet liquidity in the form of lines of credit from correspondent banks.  Availability on these lines totaled approximately $15 million at December 31, 2003.  We manage our liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.  At December 31, 2002 non-pledged securities were 72% of our investment portfolio balances, and lines of credit were $14 million.

On a long term basis, the Bank’s liquidity may be met by changing the relative distribution of its asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets.  Further, it may increase liquidity by soliciting higher levels of deposit accounts through promotional activities, the use of deposit brokers, or borrowing from correspondents through drawing on its lines of credit.  At the current time, the long-term liquidity needs of the Bank primarily relate to funds required to support loan commitments, lease obligations, and outsourced management information systems contracts.  Such obligations are in addition to the contract recently let for construction of the Bank’s third branch office.  All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if needs be.

The Bank Holdings is a company separate and apart from Nevada Security Bank.  It must provide for its own liquidity.  At the current time, The Bank Holdings relies on borrowed funds to maintain its liquidity.  It is anticipated that the successful completion of a secondary offering which closed March 22, 2004 will allow it to gain capital with which it may continue its current growth, and support the continued growth of Nevada Security Bank.  Further, this will allow us to enhance both our capital and liquidity position although no absolute assurance can be given, however, that this will occur.

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

See Appendix A Table 14 for information on the Company’s estimated net interest income profile as of December 31, 2003.

The table illustrates that if there were an immediate downward adjustment of 200 basis points in interest rates and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decrease by around $488,000, or approximately 0.03%, over the next twelve months.  By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would decline by $106,000 or 0.06% over the next year.  The exposure to declining rates appears disproportionate in these simulations, however, because most of the Company’s deposit rates are currently so close to a floor of zero.  As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin.  In reality, management does not expect current historically low rates to fall significantly.  In addition, the preceding interest rate simulation model does not represent a financial forecast and should not be relied upon as being indicative of future results.

One method of reviewing an institution’s likely changes in net interest income is to analyze its “gap” position.  That is, to look at the dollar volume of assets and liabilities whose interest rates earned and paid, will be repricing in various base periods.  This repricing information is also used in the liquidity management.  The following table sets forth this information for review.  These repricing characteristics are the time frames within which the interest bearing assets and liabilities are currently subject to change in interest rates, either at replacement, repricing or maturity during the life of the instruments.  Interest rate sensitivity management focuses on the repricing characteristics and the maturity structure of assets and liabilities during periods of changes in market interest rates.  Effective interest rate sensitivity management seeks to examine how and when assets and liabilities respond to changes in interest rates, and quantify the impact of interest rate changes on net interest income.  Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in our current portfolios that are subject to repricing at various time horizons: immediate; within three months; over three to twelve months; one to five years; over five years, and on a cumulative basis.  The differences are known as interest rate sensitivity gaps.

As shown in Appendix A Table 15 Interest Rate Sensitivity Gap, during the first three months,

approximately 89% of interest bearing liabilities could reprice, compared with 32% of all interest earning assets.  This would be characterized as a negative gap, that is, more liabilities reprice in this period than assets.  A positive gap implies that more assets than liabilities reprice in a given time frame, and the intuitive reaction would be that in a falling rate environment, it would be more beneficial to be negatively gapped; that is, interest bearing liabilities drop in price faster than interest earning assets, and in a rising interest rate environment it would be better to have interest earning assets reprice quicker than interest bearing liabilities, thereby creating additional short-term income.

A short term positive net interest income effect would occur in either instance, based on the positive gap in a falling rate environment, or a negative gap in a rising interest rate environment, at least until all interest bearing liabilities or assets are repriced in respect to their maturities, and the enhanced net interest margin is reduced.  However, loan and deposit portfolio repricing periods do not bring automatic short-term increases or decreases in the net interest margin, because rates may not be adjusted concurrently with market condition changes, and may be “sticky” in either direction.

Changes in the mix of earning assets or interest bearing liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thereby impacting net interest income.  This characteristic is referred to as basis risk and general relates to the possibility that the repricing characteristics of short-term assets tied to various indexes are different from those of funding sources.  Varying interest rate environments can create unexpected changes in prepayment volumes of assets, and pre-maturity demands for liabilities that are not reflected in the interest rate sensitivity analysis.  These customer originated prepayments may have a significant impact on our net interest margin.  Because of these factors, an interest rate sensitivity gap analysis may not provide an accurate assessment of our exposure to changes in interest rates and we use modeling software to more accurately reflect interest rate risk.

ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements and independent auditors’ reports listed below are included herein:

I a.	Independent Auditor’s Report from McGladrey & Pullen LLP

II.	Consolidated Balance Sheets – December 31, 2003 and 2002

III.	Consolidated Statements of Operations – Years Ended December 31, 2003, 2002, and the period from inception to December 31, 2001

IV.	Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2003, 2002, and the period from inception to December 31, 2001

V.	Consolidated Statements of Cash Flows – Years Ended December 31, 2003, 2002, and the period from inception to December 31, 2001

VI.	Notes to the Consolidated Statements

Independent Auditor’s Report

To the Board of Directors

The Bank Holdings

Reno, Nevada

We have audited the accompanying consolidated balance sheets of The Bank Holdings and its wholly owned subsidiary, Nevada Security Bank (collectively referred to herein as the Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002, and from the date of inception (February 26, 2001) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and from the date of inception (February 26, 2001) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

McGladrey & Pullen, LLP

Las Vegas, Nevada
February 20, 2004, except for Note 17, as to which the date is March 22, 2004

THE BANK HOLDINGS AND SUBSIDIARY
Consolldated Balance Sheets

	December 31,
	2003	2002
	(in thousands, except share data)
ASSETS

Cash and due from banks	$3,305	$2,129
Federal funds sold	2,655	2,005
Cash and cash equivalents	5,960	4,134
Securities available for sale	36,913	13,393
Securities held to maturity	37,850	34,599
Other equity securities, at cost	427	51
Loans, net of allowance for loan losses of $822 and $220	81,625	24,612
Premises and equipment, net	2,069	2,174
Other assets	1,305	713
TOTAL ASSETS	$166,149	$79,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$23,274	$10,397
Interest bearing demand	7,295	3,657
Savings	1,855	1,010
Money Market	87,019	40,226
IRA’s	807	337
Time deposits < $100	5,958	3,810
Time deposits > $100	22,539	7,833
Total deposits	148,747	67,270
Other borrowed funds	6,125	15
Accrued expenses and other liabilities	424	396
Total Liabilities	155,296	67,681

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 authorized; 1,405,930 issued and outstanding	14	14
Surplus	13,998	13,998
Accumulated deficit	(2,898)	(2,333)
Accumulated other comprehensive income/(loss)	(261)	316
Total stockholders’ equity	10,853	11,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,149	$79,676

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY
Consolidated Statements of Operations

	Periods Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)

Interest income:
Federal funds sold and other	$68	$159	$218
Debt securities, taxable	1,932	1,187	—
Debt securities, non-taxable	12	—	—
Dividends	5	1	—
Loans, including fees	3,233	601	—
Total interest and dividend income	5,250	1,948	218

Interest expense:
Deposits	1,842	756	—
Other borrowed funds	51	3	4
Total interest expense	1,893	759	4

Net interest income	3,357	1,189	214

Provision for loan losses	602	220	—
Net interest income, after provision for loan losses	2,755	969	214

Noninterest income:
Service charges on deposit accounts	75	24	—
Other service charges, commissions and fees	97	44	—
Pre-underwriting fees	224	—	—
Net gain on sale of available for sale securities	497	9	—
Total noninterest income	893	77	—

Noninterest expense:
Salaries and employee benefits	2,024	1,276	408
Occupancy and equipment	896	564	202
Data processing	200	102	39
Deposit services costs	152	97	3
Legal and accounting	163	161	2
Other professional Services	139	98	18
Telphone and data Communication	114	72	2
Other	525	441	108
Total noninterest expense	4,213	2,811	782

Net loss	$(565)	$(1,765)	$(568)

Net loss per share:
Basic and diluted	$(0.40)	($1.26)	($0.40)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Periods Ended December 31, 2003, 2002 and 2001

	Comprehensive Loss	Shares of Common Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)

Balance at date of inception (February 26, 2001)
Proceeds from issuance of common stock, net of offering costs of approximately $47		1,405,830	$14	$13,997	$—	$—	$14,011

Net loss	$(568)	—	—	—	(568)	—	(568)
Balance at December 31, 2001		1,405,830	14	13,997	(568)		13,443
Proceeds from issuance of common stock, net		100	—	1			1

Net loss	$(1,765)	—	—	—	(1,765)	—	(1,765)
Other comprehensive loss:
Unrealized holding gain on securities available for sale arising during the year	325
Less reclassification adjustment for gains included in net loss	(9)
Net unrealized holding gains	316	—	—	—	—	316	316
Comprehensive loss	$(1,449)
Balance at December 31, 2002		1,405,930	14	13,998	(2,333)	316	11,995

Net loss	$(565)	—	—	—	(565)	—	(565)
Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(80)
Less reclassification adjustment for gains included in net loss	(497)
Net unrealized holding losses	(577)	—	—	—	—	(577)	(577)
Comprehensive loss	$(1,142)

Balance at December 31, 2003		1,405,930	$14	$13,998	$(2,898)	$(261)	$10,853

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Periods Ended December 31,
	2003	2002	2001
	(in thousands)

Cash flows from operating activities:
Net loss	$(565)	$(1,765)	$(568)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Provision for loan losses	602	220	—
Net amortization of securities	928	255	—
Depreciation	353	189	—
Realized gain on sales of available for sale securities, net	(497)	(9)	—
Net change in:
Other assets and liabilities, net	(446)	(418)	102
Net cash provided by (used in) operating activities	375	(1,528)	(466)

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	20,978	274	—
Purchases	(44,730)	(13,340)	—
Activity of securities held to maturity:
Proceeds from maturities, prepayments and calls	31,034	9,945	—
Purchases	(35,061)	(44,801)	—
Purchases of equity securities	(376)	(51)	—
Loan originations and principal collections, net	(57,615)	(24,832)	—
Purchases of premises and equipment	(248)	(1,680)	(643)
Net cash used in investing activities	(86,018)	(74,485)	(643)

Cash flows from financing activities:
Net increase in deposits	81,477	66,513	757
Proceeds from from issuance of short term debt	6,125	—	—
Payments on capital lease obligation	(15)	(20)	(6)
Stock issuance costs capitalized pending stock issuance	(118)	—	—
Net proceeds from issuance of common stock	—	1	14,011
Net cash provided by financing activities	87,469	66,494	14,762

Net change in cash and cash equivalents	1,826	(9,519)	13,653

Cash and cash equivalents at beginning of period	4,134	13,653	—
Cash and cash equivalents at end of period	$5,960	$4,134	$13,653

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$1,898	$731	$4
Equipment acquired under capital lease obligation	$—	$—	$40

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

On July 9, 2003, the stockholders of Nevada Security Bank approved the exchange of their common stock in Nevada Security Bank for common stock in the newly formed holding company, The Bank Holdings.  This transaction was consummated on August 29, 2003 and accounted for at historical cost. The consolidated financial statements include the accounts of The Bank Holdings and its wholly-owned subsidiary, Nevada Security Bank.  Nevada Security Bank was organized on February 26, 2001 and opened for business on December 27, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Banking Activities

The Bank Holdings is a bank holding company, providing a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (the Bank), which has two branches located in Reno and Incline Village, Nevada, and a loan production office in Rancho Cordova, California.  These entities are collectively referred to herein as the Company.  At the present time, the Company has no other operating subsidiaries.  Segment information is not presented since principally all of the Company’s revenues are attributable to one reportable segment.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, in the United States of America, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in the process of clearing), and federal funds sold.  Cash flows from loans, deposits, and proceeds from issuance of common stock are reported net.

The Company maintains amounts on account with other institutions which, at times, may exceed federally insured limits.  The Company has not experienced any losses on such accounts.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity including equity securities with readily determinable fair values are classified as “available for sale” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

The Company grants real estate, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans throughout northern Nevada and northern California.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical peer bank experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical peer bank loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Interest and fees on loans

Interest on loans is recognized over the terms of the loans and is calculated under the effective interest method.  The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due.

The Company determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date.  The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection.  Personal loans are typically charged off no later than 180 days delinquent.

All interest accrued but not collected for loans that are placed on non-accrual are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment to the related loan’s yield.  The Bank is generally amortizing these amounts over the contractual life of the loan.  Commitment fees, based upon a percentage of a customer’s unused line of credit, and fees related to standby letters of credit are recognized over the commitment period.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement that both entities and obligates the Company to repurchase them before their maturity.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the following estimated lives of the assets.

Furniture and Equipment	3 – 20 years
Automobiles	3 years

Amortization of leasehold improvements is computed principally by the straight line method over the term of the lease or the estimated useful life of the assets, whichever is shorter.  Amortization expense on assets acquired under capital leases, which are being amortized over the lease terms, is included with depreciation expense on owned assets.

Other Equity Securities

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB.  The recorded amount of the FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.  The Company also has an investment in the Pacific Coast Bankers Bancorp (PCBB) its correspondent bank, to facilitate transactions between the two companies.

Organization and Start-up Costs

Organization and start-up costs were charged to operations as they were incurred pursuant to Statement of Position 98-5 Reporting on the Costs of Start-up Activities.  Organization and start-up costs charged to operations in the period ended December 31, 2001 were approximately $773 thousand, including interest expense of approximately $4 thousand.  Interest earned in interest-bearing accounts on pre-opening funds was approximately $215 thousand for the period ending December 31, 2001.

Pre-underwriting fees

The Company has agreements with third parties under which the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party. These activities are conducted in the Silverado Funding division, located in the Ranch Cordova loan production facility.  Half of these fees are recognized as income upon receipt of the funds.  The Company would be required to refund the fee in the event of delinquency, default, or early payoff during the first six months of the loan term.  Management records a liability equal to 50% of the fee  at the date the fee is received.  This liability is reduced ratably over the six month contingency period.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized.  Deferred taxes and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Stock Compensation Plan

At December 31, 2003, the Company has a stock-based employee compensation plan, which is more fully described in Note 12.  The Company accounts for the plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based employee compensation cost has been reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2003	2002
Net Loss:
As reported	$(565)	$(1,765)
Total stock-based employee compensation expense determined under fair value based method for all awards	(140)	(102)

Pro- forma net loss	$(705)	$(1,867)

Basic and diluted loss per share
As reported	$(.40)	$(1.26)
Pro forma	$(.50)	$(1.33)

Losses Per Common Share

Basic losses per share represent net loss divided by the weighted-average number of common shares outstanding during the period.  Because we reported net losses in 2003, 2002 and 2001, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same in those periods.

Losses per common share have been computed based on the following:

Components used in computing loss per share for the year ended December 31, 2003 are summarized as follows:

Basic Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(565)	1,405,930	$(.40)

Components used in computing loss per share for the year ended December 31, 2002 are summarized as follows:

Basic Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(1,765)	1,405,838	$(1.26)

Components used in computing loss per share for the period ended December 31, 2001 are summarized as follows:

Basic Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(568)	1,405,830	$(.40)

Off-Balance Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance sheet instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Pronouncements

On November 25, 2003, FASB’s Emerging Issues Task Force (EITF) ratified a consensus decision on new disclosure requirements related to unrealized losses on investment securities applicable to fiscal years ending after December 15, 2003 requiring institutions covered by FAS 115 to include certain disclosures in 2003 annual reports.  Unrealized losses on investment securities must be summarized in table format, distinguishing between securities in a continuous unrealized loss position for 12 months or more and securities in a continuous unrealized loss position for 12 months or less, including aggregate unrealized losses of securities whose fair values are below book values as of the reporting date and the aggregate fair value of securities whose fair values are below book values as of the reporting date.  Additional information recommended for inclusion in narrative form includes the nature of the investment, the cause(s) of impairment(s), the number of investment positions that are in an unrealized loss position, and the severity and duration of impairment(s). See Note 2.

Reclassification

Various reclassifications have been made to the consolidated balance sheet at December 31, 2002 and the consolidated statements of operations for the periods ended December 31, 2002 and 2001 in order to be consistent with the presentation as of December 31, 2003.  There was no change to previously reported stockholders’ equity or net loss.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNT DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2003 and 2002, these reserve balances amounted to approximately $473 thousand and $139 thousand, respectively.

NOTE 3 – SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities available-for-sale
U.S. Government and federal agency	$24,515	$26	$(326)	$24,215
State and municipal	627	2	(10)	619
Corporate	12,032	62	(15)	12,079
Total securities available-for-sale	$37,174	$90	$(351)	$36,913

Securities Held to Maturity
U.S. Government and federal agency	$6,153	$50	$—	$6,203
State and municipal	248	39	—	287
Corporate	1,775	135	—	1,910
Mortgage-backed	29,674	142	(278)	29,538
Total securities held to maturity	$37,850	$366	$(278)	$37,938

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities available-for-sale
U.S. Government and federal agency	$1,134	$15	$—	$1,149
Corporate	11,943	361	(60)	12,244
Total securities available-for-sale	$13,077	$376	$(60)	$13,393

Securities Held to Maturity
U.S. Government and federal agency	$11,574	$129	$(4)	$11,699
Corporate	1,771	91	(6)	1,856
Mortgage-backed	21,254	215	(53)	21,416
Total securities held to maturity	$34,599	$435	$(63)	$34,971

At December 31, 2003 and 2002, held to maturity securities with a carrying value of $17.949 million and $34.599 million, respectively, were pledged as collateral or for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2003 is shown below. Over certain interest rate environments, some, or all of these securities may be called for redemption by their issuers prior to the scheduled maturities. Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$1,505	$1,514
After 1 year through 5 years	23,964	23,952	1,714	1,756
After 5 years through 10 years	13,210	12,961	4,409	4,542
After 10 years	—	—	548	588
Mortgaged-backed securities	—	—	29,674	29,538
	$37,174	$36,913	$37,850	$37,938

For the years ended December 31, 2003 and 2002, gross realized gains from sales of securities available for sale were approximately $497 thousand and $9 thousand, respectively.  There were no sales of securities in 2001.

Information pertaining to securities with gross unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities Available-for-sale
Debt Securities:
U.S. Government and federal agency	$(326)	$17,198	$—	$—
State and municipal	(10)	491	—	—
Corporate	(13)	2,573	(2)	498
Total securities available-for-sale	$(349)	$20,262	$(2)	$498

Securities Held to Maturity
Mortgaged-backed	$(263)	$17,593	$(15)	$1,894

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2003, debt securities have an aggregate depreciation of less that 1% from the Company’s amortized cost basis.  In the available-for-sale portfolio thirty three securities have an unrealized loss.  In only one of those securities has the unrealized loss exceeded one year and in that security the trend is improving.  There are twenty five securities in the held-to-maturity portfolio that have an unrealized loss.  In two of those securities the losses have exceeded one year. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis’ reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 4 – LOANS

A summary of the balances of loans is as follows:

	December 31,
	2003	2002
	(Dollars in thousands)

Commercial and industrial	$14,609	$3,076
Real Estate:
Commercial	22,768	9,276
Residential	9,160	1,530
Construction and land development	20,284	10,032
SBA/USDA loans	11,578	—
Consumer loans	4,272	1,091
	82,671	25,005

Less: Allowance for loan losses	822	220
Net unearned loan fees	224	173
Loans, net	$81,625	$24,612

An analysis of the allowance for loan losses is as follows:

	Period Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Balance at beginning of year	$220	$—	$—
Provision for loan losses	602	220	—
Loans charged-off	—	—	—
Recoveries of loans previously charged-off	—	—	—
Balance at end of year	$822	$220	$—

The Company also carries an allowance for undisbursed loan commitments which is reported as an “other liability”.  At December 31, 2003 and 2002 such allowance was $75 thousand and $62 thousand, respectively.

The Company had no loans which were classified as impaired as of December 31, 2003.  In addition, the Company had no non-accrual loans or loans past due greater than 90 days and still accruing interest as of December 31, 2003 and 2002.

NOTE 5 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	December 31,
	2003	2002

Premises:
Leasehold Improvements	$969	$969
Furniture and Equipment	1,549	1,367
Automobiles	62	27
Construction in Progress	30	—
	2,610	2,363

Accumulated depreciation	(542)	(189)
	$2,069	$2,174

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2003, pertaining to banking premises, future minimum rent commitments (in thousands) under various operating leases are as follows:

Year Ending December 31,
2004	$326
2005	472
2006	508
2007	515
2008	523
Thereafter	3,970
Total	$6,314

The leases contain options to extend for periods of time of one to ten or more years.  Total rent expense for the periods ended December 2003, 2002 and 2001, amounted to approximately $282 thousand, $191 thousand and $68 thousand, respectively.

NOTE 6 – DEPOSITS

At December 31, 2003, the scheduled maturities of time deposits, including IRA accounts (in thousands) are as follows:

During the year of:	Under $100	Over $100	Total
2004	$6,225	$21,840	$28,065
2005	124	508	632
2006	72	100	172
2007	184	200	384
2008	51	—	51
Total	$6,656	$22,648	$29,304

At December 31, 2003 the Bank’s specialized program of tax free exchange money market demand deposits aggregated $50 million, while at December 31, 2002 such amount was $25 million.

NOTE 7 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to about $3 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are unsecured.  There were no balances outstanding under these agreements at December 31, 2003, and 2002.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  There were overnight advances of $3 million outstanding as of December 31, 2003.  There were no advances outstanding as of December 31, 2002.

Other borrowed funds as of December 31, 2003 includes $3.125 million in unsecured notes payable to related parties.  These notes were issued by the Company and $2.750 million of the funds was contributed to the Bank to support its growth.  Of the total notes drawn, $3 million have a floating rate with a floor of 6.25% and are due April 30, 2004, while $125 thousand are drawn with a floating rate with a floor of 6.5% and are due June 30, 2005.

NOTE 8 – INCOME TAXES

The cumulative tax effects of the primary temporary differences which created deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$922	$741
Allowance for loan losses	58	—
Development stage costs	154	207
Other	37	9
Total deferred tax assets	1,171	957

Deferred tax liabilities:
Allowance for loan losses	—	54
Premises and equipment resulting from depreciation differences	146	106
Other	45	—
Total deferred tax liabilities	191	160

Net deferred tax asset	980	797
Less valuation allowance	980	797
	$—	$—

At December 31, 2003 and 2002, the Company had approximately $2.712 and $2.180 million respectively, of operating loss carryforwards for federal income tax purposes that expire beginning in 2021.  At December 31, 2003 and 2002, the net deferred tax asset available of $980 thousand and $797 thousand, respectively, was offset by an equal valuation allowance.

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2003 and 2002 and the period from inception to December 31, 2001 due to the following:

	2003		2002		2001
Computed “expected” tax benefit	$(198)	(35)%	$(618)	35%	$(199)	(35)%
Increase (decrease) in income taxes resulting from:
Valuation allowance on deferred tax asset	183	32%	594	34%	203	36%
Other	15	3%	24	1%	(4)	(1)%
	$—		$—		$—

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-balance Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments may include commitments to extend credit, and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the contract amount of the company’s exposure to off-balance sheet risk as of December 31, is as follows:

	Contract Amount
	2003	2002
	(Dollars in thousands)

Commitments to extend credit, including unsecured commitments of $1,435 and $3,439	$27,000	$14,305
Unsecured consumer lines of credit	679	228
Standby letters of credit (Unsecured)	197	—
	$27,876	$14,533

Commitments to extend credit are agreements to lend a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without every being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income producing commercial properties.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible extension of credit to existing customers.  These lines-of-credit may be uncollateralized, and may not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit have expiration dates within one year.  The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.

In connection with standby letters of credit, the Bank recognizes the related commitment fee received from the third party as a liability at the inception of the guarantee pursuant to FASB Interpretation 45 (FIN 45) Initial Recognition and Measurement of the Liability for a Guarantor’s Obligations. Commitment fees where the likelihood of exercise of the commitment is remote, are generally recognized as service fee income over the commitment period.

As of December 31, 2003 there were commitment fee obligations of less than $1 thousand, for the $197 thousand Standby Letters of Credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern Nevada.  At December 31, 2003 and 2002, real estate loans accounted for approximately 63% and 83%, respectively, of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take.  In addition, approximately 11% of total loans are unsecured.  The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the areas the Company serves.  The Company’s goal is to maintain a diversified loan portfolio which requires the loans to be well collateralized and supported by cash flows.

Legal Contingencies

In the ordinary course of business the Company may become subject to legal proceeding and claims.  At the current time, management is not aware of any unasserted claims or legal actions.

Executive Agreements

The Company has entered into agreement with five executives, which state that in the event the Company terminates the employment of these officers without cause, or upon change in control of the Company, the Company may be liable for the officers’ salaries as outlined in the agreements.

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet certain specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2003 and 2002, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt correct action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Additional capital has been raised subsequent to year-end. See Note 17.

The Company’s and the Bank’s capital amounts and ratios as of December 31, 2003 and 2002 are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003
Total Capital to Risk Weighted Assets
The Bank Holdings	12,011	11.84%	8,118	8.00%	NA	NA
Nevada Security Bank	14,853	14.64%	8,118	8.00%	10,148	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	11,114	10.94%	4,059	4.00%	NA	NA
Nevada Security Bank	13,956	13.75%	4,059	4.00%	6,089	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	11,114	7.06%	6,297	4.00%	NA	NA
Nevada Security Bank	13,956	8.87%	6,297	4.00%	7,871	5.00%

December 31, 2002
Total Capital to Risk Weighted Assets
Nevada Security Bank	11,961	23.31%	4,103	8.00%	5,129	10.00%

Tier 1 Capital to Risk Weighted Assets
Nevada Security Bank	11,679	22.76%	2,052	4.00%	3,078	6.00%

Tier 1 Capital to Average Assets
Nevada Security Bank	11,679	15.17%	3,079	4.00%	3,849	5.00%

Additionally, State of Nevada bank regulations restrict distribution of the net assets of the Bank due to the fact that such regulations require the sum of the Bank’s stockholders’ equity and allowance for loan losses to be at least 6% of the average of the Bank’s total daily deposit liabilities for the preceding 60 days.  As a result of these regulations, approximately $8.788 million and $3.968 million of the Bank’s stockholders’ equity was restricted at December 31, 2003 and 2002 respectively.  In addition, as a result of the Bank’s accumulated deficit, the Bank is restricted from paying dividends.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) benefit plan for all eligible employees.  Participants are able to defer up to 15% of their compensation subject to certain limits based on federal tax laws. The plan also provides a profit sharing component where the Company can make discretionary contributions to the plan, which are allocated based on the compensation of eligible employees.  No contributions were made during the periods ended December 31, 2003, 2002, and 2001.

NOTE 12 – STOCK COMPENSATION PLAN

The Company has adopted the 2002 Stock Option Plan (the”Plan”) under which options to acquire common stock of the Company may be granted to employees, officers, directors and other at the discretion of the Board of Directors.  The Plan allows for the granting of incentive and nonqualifying stock options as those terms are defined in the Internal Revenue Code.  The Plan, as amended, authorized up to 281,186 shares of common stock be provided by shares authorized but not outstanding.  The Plan provides for the exercise price and term of each option to be determined by the Board at the date of grant, provided that no incentive options shall have a term greater than 10 years.

The fair value of each option grant for pro-forma disclosure purposes (see Note 1) is estimated on the date of grant using the following assumptions pursuant to the Black Scholes method in 2003 and the minimum value approach in 2002 as described in FASB Statement No. 123:

	2003	2002
Risk-free interest rate	3.65%	3.4%
Dividend yield	0%	0%
Expected life	7 years	7 years
Volatility	35%	N/A
Fair value per option	$4.51	$2.09

A summary of stock option activity for the year ended December 31, 2003 is as follows:

	December 31,
	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	208,500	$10.00	—	$—
Granted	18,500	10.27	208,500	10.00
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of year	227,000	$10.02	208,500	$10.00

Options exercisable at year-end	92,500	$10.01	48,900	$10.00

Weighted-average remaining life	9 years		10 years

All stock options granted under the Plan expire ten years after the date of grant.  The options generally vest 20% upon grant and 20% per year over four years.  There were 9,000 nonqualified options granted in 2002 that vested immediately.

NOTE 13 – RELATED PARTY LOANS

In the ordinary course of business, the Company has had, and may be expected to have in the future, banking transactions with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties).  In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with nonrelated parties.

Loan Transactions

	2003	2002
	(Dollars in thousands)
Balance, Beginning	$348	$—
New loans	4,563	372
Repayments	805	24
Balance, Ending	$4,106	$348

Undisbursed commitments to related parties, December 31, 2003	$507	$342

Deposit balances of related parties as of December 31, 2003	$5,530	$2,975

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board (FASB) Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2003 or 2002.  The estimated fair value amounts have been measured as of year end, and have not been reevaluated or updated for purposes of these financial statements subsequent to these dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting dates may be different than the amounts reported at year-end.

The information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

Cash and cash equivalents

The carrying amounts of cash, due from banks, and federal funds sold approximate fair value.

Securities held to maturity and available for sale

Fair values for securities, are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Other equity securities

The reported amount of Federal Home Loan Bank (FHLB) Stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share value.  No ready market exists for the Pacific Coast Banker Bancorp and it has no quoted market value.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Deposit liabilities

The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts which represent the amount payable on demand.  The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Other borrowed funds

The carrying amounts of FHLB advances approximate fair value due to the next day maturity.  The carrying value of related party notes payable approximate fair value because of their variable interest rate.

Accrued interest receivable and payable

The carrying amounts of accrued interest receivable and payable approximate fair value.

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet lending commitments (commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. As of December 31, 2003 and 2002, loan commitments on which the committed fixed interest rate is less than the current market rate are insignificant.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$3,305	$3,305	$2,129	$2,129
Federal funds sold	2,655	2,655	2,005	2,005
Securities available-for-sale	36,913	36,913	13,393	13,393
Securities held-to-maturity	37,850	37,938	34,599	34,972
Other equity securities	427	427	51	51
Loans, net	81,625	82,309	24,612	24,884
Accrued interest receivable	1,072	1,072	613	613

Financial Liabilities:
Deposits	148,747	148,866	67,270	67,392
Other borrowed funds	6,125	6,125	—	—
Accrued interest payable	24	24	29	29
Capital lease obligation	—	—	15	15

NOTE 15 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to The Bank Holdings is as follows:

December 31, 2003
(in thousands)
Balance sheets

Assets
Cash and due from banks	$165
Investment in Nevada Security Bank	13,695
Other assets	118
Total Assets	$13,978

Liabilities and Stockholders’ Equity
Accrued expenses	$—
Other borrowed funds	3,125
Total Liabilities	3,125

Stockholders’ Equity	10,853

Total Liabilities and Stockholder’s Equity	$13,978

Year Ended December 31, 2003 (1)
(in thousands)
Statement of Operations
Income	$—
Operating expenses	(92)
Net Loss before adjustments	(92)

Equity in undistributed net loss of Nevada Security Bank	(473)

Net Loss	$(565)

(1) The Company was incorporated and made effective during 2003.

Year Ended December 31, 2003 (1)
(in thousands)
Statement of Cash Flows

Cash flows from operating activities:
Net loss	$(565)
Equity in net loss of Nevada State Bank	473
Net cash used in operating activities	(92)

Cash Flows from Investing Activities
Investment in subsidiary	(2,750)
Net cash used in investing activities	(2,750)

Cash Flows from Financings Activities:
Proceeds from borrowed funds	3,125
Stock issuance costs capitalized pending stock issuance	(118)
Net cash provided by financing activities	3,007

Increase in cash and cash equivalents	165

Cash and Cash Equivalents
Beginning of Period	—
End of Period	$165

(1) The Company was incorporated and made effective during 2003.

NOTE 16 – QUARTERLY DATA (UNAUDITED)

Information for Years Ended December 31, are as follows:

	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)

Interest Income	$1,735	$1,396	$1,143	$976	$902	$619	$333	$94
Interest Expense	597	534	413	349	391	239	114	15
Net interest income	1,138	862	730	627	511	380	219	79

Provision for Loan Losses	55	95	362	90	50	95	64	11
Net interest income after Provision for Loan Losses	1,083	767	368	537	461	285	155	68

Non-interest income	194	127	243	329	39	23	14	1
Non-interest expenses	1,187	1,110	993	923	741	739	784	547

Net Income (Loss)	$90	$(216)	$(382)	$(57)	$(241)	$(431)	$(615)	$(478)
Other comprehensive income(loss), unrealized gains/losses on securities available-for-sale	68	(352)	113	(406)	211	117	(12)	—

Comprehensive Income (Loss)	$158	$(568)	$(269)	$(463)	$(30)	$(314)	$(627)	$(478)

Earnings (loss) per common share:
Basic	$.06	$(.16)	$(.27)	$(.04)	$(.17)	$(.31)	$(.44)	$(.34)
Diluted	$.06	$(.16)	$(.27)	$(.04)	$(.17)	$(.31)	$(.44)	$(.34)

NOTE 17 – SUBSEQUENT EVENTS

As of March 22, 2004 the Company completed a secondary stock offering during which an additional 1,552,500 shares were issued with total net proceeds of approximately $16.3 million.  Approximately $4.125 million will be used to payoff debt, about $7 million will be used to support Nevada Security Bank’s anticipated growth and the remaining proceeds will be used to support the Company’s future activities.

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.                                            CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

To assure that financial information is reliable and assets are safeguarded, management maintains an effective system of internal controls and procedures, important elements of which include:  careful selection, training and development of operating and financial managers; an organization that provides appropriate division of responsibility; and communications aimed at assuring that Company policies and procedures are understood throughout the organization.  In establishing internal controls, management weighs the costs of such systems against the benefits it believes such systems will provide.

It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the end of the period covered by this report.

PART III

ITEM 9                                                        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 and by this reference are incorporated herein.

ITEM 10.                                              EXECUTIVE COMPENSATION

The information required by this item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 and by this reference are incorporated herein.

ITEM 11.                                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in response to Item 201(d) of Regulation S-B can be found in Item 5 hereof and is incorporated herein by this reference.  The remaining information required by this item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 and by this reference are incorporated herein.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 and by this reference are incorporated herein.

ITEM 13.                                              EXHIBITS, AND REPORTS ON FORM 8-K

(a)  Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-KSB:

Exhibit No.	Description

3.1	Articles of Incorporation of The Bank Holdings (1)

3.2	Amendment to Articles of Incorporation of The Bank Holdings (1)

3.3	By-laws of The Bank Holdings (1)

4.1	Share Certificate (3)

4.2	Warrant Certificate (3)

10	Material Contracts

10.1	2002 Stock Option Plan (2)

10.2	Employment Agreement of Harold G. Giomi (2)

10.3	Non-qualified Stock Option Agreement of Harold G. Giomi (2)

10.4	Employment Agreement of David A. Funk (2)

10.5	Non-qualified Stock Option Agreement of David A. Funk (2)

10.6	Employment Agreement of Joe P. Bourdeau (2)

10.7	Non-qualified Stock Option Agreement of Joe P. Bourdeau (2)

10.8	Employment Agreement of Jack B. Buchold (2)

10.9	Non-qualified Stock Option Agreement of Jack B. Buchold (2)

10.10	Employment Agreement of Robert J. Walter (2)

10.11	Non-qualified Stock Option Agreement of Robert J. Walter (2)

10.12	Non-qualified Stock Option Agreement of Edward Allison (2)

10.13	Non-qualified Stock Option Agreement of Robert Barone (2)

10.14	Non-qualified Stock Option Agreement of Keith Capurro (2)

10.15	Non-qualified Stock Option Agreement of Jan Clark (2)

10.16	Non-qualified Stock Option Agreement of Jan Clark (2)

10.17	Non-qualified Stock Option Agreement of Edward Coppin (2)

10.18	Non-qualified Stock Option Agreement of Leonard Detrick (2)

10.19	Non-qualified Stock Option Agreement of Jesse Haw (2)

10.20	Non-qualified Stock Option Agreement of Jim Mancuso (2)

10.21	Lease Agreement for Incline Village Office (2)

10.22	Lease Agreement for Reno Office (2)

10.23	Lease Agreement for Rancho Cordova Loan Production Office (2)

10.24	Lease Agreement for approved but unopened Robb and Mae Ann Office (2)

10.25	Deferred Compensation Plan (2)

11	Statement of Computation of Per Share Earnings (4)

14	Code of Ethics (5)

21	Registrant’s sole subsidiary is Nevada Security Bank, a Nevada corporation, which also does business under the name Silverado Funding

31.1	Section 302 Certification by Hal Giomi (5)

31.2	Section 302 Certification by Jack Buchold (5)

32.1	Section 706 Certification by Hal Giomi (5)

32.2	Section 706 Certification by Jack Buchold (5)

(1)                                  This exhibit was previously files as part of, and is hereby incorporated by reference to, our registration Statement on Form S-4 filed with the Commission on May 21, 2003.

(2)                                  This exhibit was previously filed as part of, and is herby incorporated by reference to, our Form 10Q-SB, filed with the Commission on November 14, 2003

(3)                                  This exhibit was previously filed as part of, and is hereby incorporated by reference to our Form SB-2 filed with the Commission on December 17, 2003.

(4)                                  Computation of earnings per share is incorporated herein by reference to Note 12 of the Financial Statements.

(5)                                  Filed herewith.

(b)  Reports on Form 8-K

Two reports on Form 8-K were filed during the last quarter of the Company’s fiscal year ended December 31, 2003.

(1)                                  October 17, 2003 - press release concerning the status of its new branch in northwest Reno, Nevada.

(2)                                  November 10, 2003 - letter to shareholders regarding a future common stock offering.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policy for Services of Independent Auditors

As part of its duties, the Audit Committee is required to pre-approve audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditors’ independence.  On an annual basis, the Audit Committee will review and provide pre-approval for certain types of services that may be provided by the independent auditors without obtaining specific pre-approval from the Audit Committee.  If a type of service to be provided by the independent auditors has not received pre-approval during this annual process, it will require specific pre-approval by the Audit Committee.  The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by the independent auditors.

Audit Fees

Fees for services for fiscal years 2003 and 2002 related to the annual financial statement audits and reviews of quarterly financial statements, filed in the reports on Form 10-Q and statutory audits approximated $170,000 and $48,000, respectively.  Of the audit fees for 2003, approximately $76,000 represents fees associated with the secondary offering circular as filed on Form SB2.  The following table presents fees for professional audit services rendered by McGladrey & Pullen, LLP for the audit of The Bank Holdings annual financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP).

Principal Accountant Fees and Services

	For the Years Ended December 31,
	2003	2002
	(in thousands)

Audit Fees	$163	$44
Tax Preparation Fees	$7	$4
Audit Related Fees	$—	$—
All Other Fees	$—	$—

(1)                                  Audit fees consist of fees for professional services rendered for the audit of The Bank Holdings financial statements for 2003 and Nevada Security Bank financial statements for 2002.  In addition, these fees in 2003 include professional services relating to review of quarterly financial statements, review of quarterly reports and regulatory filings including the Registration Statement on Form S-4 and Registration Statement on Form SB-2.  The 2003 fees also include professional services associated with the stock offering including issuing related consents and comfort letters to the underwriter.

(2)                                  Tax services consist of fees related to tax return preparation services.  In addition, 2003 fees include work related to tax consulting services associated with the formation of the holding company and related reorganization.

FINANCIAL TABLES

Table 1 - Two-Year Average Balance Sheets

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income on interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.  Information is based on average daily balances during the indicated periods.

Table 1 - Two Year Average Balance Sheets

	For the Year Ended December 31,
	2003(a,b)			2002(a,b)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$4,969	$68	1.37%	$11,212	$159	1.41%
Securities	59,998	1,944	3.24%	25,333	1,187	4.69%
Equity	243	5	2.06%	35	1	2.86%
Total Investments	65,210	2,017	3.09%	36,580	1,347	3.68%

Loans: (c)
Commercial	8,280	376	4.54%	1,406	79	5.62%
Real Estate	38,174	2,541	6.66%	6,509	491	7.54%
Consumer	1,157	75	6.46%	388	30	7.73%
Security Lines	2,575	241	9.36%	8	1	12.50%
Other	28	—	0.00%	7	—	0.00%
Total Loans	50,214	3,233	6.44%	8,318	601	7.23%
Total Earning Assets (d)	115,424	5,250	4.55%	44,898	1,948	4.34%
Non-Earning Assets	5,593			2,005
Total Assets	$121,017			$46,903

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$5,844	$15	0.26%	$2,608	$7	0.27%
Savings Accounts	1,230	8	0.68%	310	3	0.97%
Money Market	61,629	1,248	2.02%	20,447	548	2.68%
IRA’s	564	12	2.13%	147	4	2.72%
Certificates of Deposit<$100,000	5,407	128	2.36%	1,728	57	3.30%
Certificates of Deposit>$100,000	18,182	431	2.37%	4,072	137	3.36%
Total Interest Bearing Deposits	92,856	1,842	1.98%	29,312	756	2.58%
Borrowed Funds:
Other Borrowings	1,198	51	4.26%	19	3	15.79%
Total Borrowed Funds	1,198	51	4.26%	19	3	15.79%
Total Interest Bearing Liabilities	94,054	1,893	2.01%	29,331	759	2.59%
Demand Deposits	15,307			4,897
Other Liabilities	468			102
Shareholders’ Equity	11,188			12,573
Total Liabilities and Shareholders’ Equity	$121,017			$46,903

Interest Rate Spread (d)			2.54%			1.75%

Interest Income/Earning Assets			4.55%			4.34%
Interest Expense/Earning Assets			1.64%			1.69%
Net Interest Income and Margin (f)		$3,357	2.91%		$1,189	2.65%

(a)               Average balances are obtained from the best available daily or monthly data.

(b)              Yields are reflected on a tax equivalent basis since there are no material exempt investments.

(c)               Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)              Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e)               There are no non-accrual loans during the periods ended December 31, 2003, or 2002.

(f)                 Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 2 - Changes in Net Interest Income

The following table presents certain information regarding changes in our interest income and interest expense for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by prior year volume), (ii) changes in volume (change in volume multiplied by prior year rate) and (iii) changes in rate/volume (Change in rate multiplied by change in volume).

	Year Ended December 31, 2003 vs. 2002 Increase (Decrease) Due to
	Volume	Rate	Rate and Volume (1)	Total Change
	(in thousands)
Interest Income
Federal Funds Sold and Interest Bearing Deposits	$(89)	$(6)	$4	$(91)
Securities	1,626	(367)	(502)	757
Equity	6	—	(2)	4
Total Investment Interest	1,543	(373)	(500)	670

Loans
Commercial	386	(15)	(74)	297
Real Estate	2,388	(57)	(281)	2,050
Consumer	59	(5)	(9)	45
Security Lines	321	—	(81)	240
Other	—	—	—	—
Total Loan Interest	3,154	(77)	(445)	2,632
Total interest income	4,697	(450)	(945)	3,302

Interest Expense
Interest Bearing Deposits:
NOW	9	—	(1)	8
Savings Accounts	9	(1)	(3)	5
Money Market	1,104	(135)	(269)	700
IRA’s	11	(1)	(2)	8
Certificates of deposit<$100,000	121	(16)	(34)	71
Certificates of deposit>$100,000	474	(40)	(140)	294
Total interest-bearing deposits	1,728	(193)	(449)	1,086

Borrowed Funds	186	(2)	(136)	48

Total interest expense	1,914	(195)	(585)	1,134

Net Interest Income	$2,783	$(255)	$(360)	$2,168

(1) Includes changes in interest income and expense not due sole to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Year Ended December 31,
	2003	% of Total	2002	% of Total
	(in thousands)
Other Operating Income

Service charges on deposit accounts	$75	8.40%	$24	31.17%
Other service charges, commissions and fees	97	10.86%	44	57.14%
Pre-underwriting fees	224	25.08%	—	0.00%
Net gain on sale of available for sale securities	497	55.66%	9	11.69%
Total non-interest income	893	100.00%	77	100.00%

As a percent of average earning assets		0.77%		0.17%

Other Operating Expense:

Salaries and employee benefits	2,024	48.03%	1,276	45.38%
Occupancy costs	896	21.27%	564	20.06%
Advertising and marketing costs	131	3.11%	105	3.74%
Data processing costs	200	4.75%	102	3.63%
Deposit services costs	152	3.61%	97	3.45%
Loan servicing costs	48	1.14%	—	0.00%
Provision for undisbursed loan commitments	13	0.31%	62	2.21%
Telephone and data communications	114	2.71%	72	2.56%
Postage	30	0.71%	9	0.32%
Legal and accounting	163	3.87%	161	5.73%
Other professional services	139	3.30%	98	3.49%
Stationery and supplies	93	2.21%	108	3.84%
Other	210	4.98%	157	5.59%
Total non-interest expense	$4,213	100.00%	$2,811	100.00%

As a percentage of average earning assets		3.65%		6.26%
Net non-interest income as a percentage of earning assets		2.88%		6.09%

Efficiency ratio		112.26%		223.63%

Table 4 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	For the Year Ended December 31,
	2003		2002
		% of		% of
	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial and Industrial	$14,609	17.67%	$3,076	12.30%
Real Estate:
Commercial	22,768	27.54%	9,276	37.10%
Residential	9,160	11.08%	1,530	6.12%
Construction and Land Development	20,284	24.54%	10,032	40.12%
Total Real Estate	52,212	63.16%	20,838	83.34%

SBA / USDA Loans	11,578	14.00%	—	0.00%
Consumer loans	4,272	5.17%	1,091	4.36%
Total Loans	82,671	100.00%	25,005	100.00%

Less:
Allowance for loan losses	822		220
Net Unearned Loan Fees	224		173
	$81,625		$24,612

Table 5 - Scheduled Contractual Maturities of the Loan Portfolio

The following table sets forth the scheduled contractual amortization of our loan portfolio at December 31, 2003, as well as the amount of loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial (1)	Real Estate	Consumer	Total
Amounts due:
Within one year	$17,937	$29,106	$4,113	$51,156
After one year through five years	1,961	5,154	159	$7,274
Beyond five years	6,289	17,952	—	$24,241

Total	$26,187	$52,212	$4,272	$82,671

Interest rate terms on amounts due after one year:

Fixed	$8,250	$18,812	$159	$27,221
Adjustable	$—	$4,294	$—	$4,294

(1) Commercial includes SBA/USDA loans.

Table 6 - Activity in the Allowance for Loan losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2003	2002
	(Dollars in thousands)

Allowance at the beginning of the period	$220	$—

Charge-offs:
Agricultural	—	—
Commercial & industrial loans	—	—
Real estate loans	—	—
Consumer loans	—	—
Total Loans Charged-Off	—	—

Recoveries:
Agricultural	—	—
Commercial & industrial loans	—	—
Real estate loans	—	—
Consumer loans	—	—
Total Loans Recovered	—	—

Net loan charge offs	—	—

Provision charged to expense	602	220

Balance	$822	$220

Average gross loans outstanding during period	$50,214	$8,318
Gross loans outstanding at end of period	$82,671	$25,005

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	0.99%	0.88%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a

Table 7 - Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the allocation of our allowance for loan losses by loan categories at the dates indicated.  The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated to various loan categories as part of our process for evaluating the adequacy of the allowance for loan losses.

	As of December 31,
	2003		2002
	Amount	% Total Loans(1)	Amount	% Total Loans(1)
	(Dollars in thousands)

Commercial and Industrial	$146	17.67%	$31	12.30%
Real Estate:
Commercial	$301	27.54%	$72	37.10%
Residential	$42	11.08%	$9	6.12%
Construction and Land Development	$222	24.54%	$76	40.12%
Total Real Estate	$565	63.16%	$157	83.33%

SBA / USDA/ Govt Gtd Loans	$8	14.00%	$16	10.19%
Consumer loans	$103	5.17%	$10	6.37%
Unallocated	$—	0.00%	$6	0.00%
	$822	100.00%	$220	100.00%

(1) Represents percentage of loans in category to total loans.

Table 8 - Securities Available for Sale and Held to Maturity

The following table sets forth our investment securities as of the dates indicated.

	December 31,
	2003		2002
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale

US Gov’t agencies	$24,515	$24,215	$1,134	$1,149
Corporate bonds	12,032	12,079	11,943	12,244
State & political subdivisions	627	619	—	—
Subtotal, Available for Sale	$37,174	$36,913	$13,077	$13,393

Held to Maturity

US Gov’t treasuries and agencies	6,153	6,203	11,574	11,699
Mortgage-backed securities	29,674	29,538	21,254	21,416
Corporate bonds	1,775	1,910	1,771	1,856
State & political subdivisions	248	287	—	—
Subtotal, Held to Maturity	$37,850	$37,938	$34,599	34,971

Total Securities	$75,024	$74,851	$47,676	$48,364

Fair value as a% of amortized cost of
Held to Maturity Securities		100.2%		101.1%

Table 9 - Contractual Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of December 31, 2003.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying value Maturing in
	Less than 1 Year		1 to 5 Years		More Than 5 to 10 Years		More Than 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale Securities

US Government Agencies	—	0.00%	12,970	2.99%	11,245	4.29%	—	0.00%	24,215	3.60%
State & Political subdivisions	—	0.00%	490	2.60%	129	4.30%	—	4.30%	619	2.94%
Corporate Bonds	—	0.00%	10,492	3.38%	1,587	4.60%	—	0.00%	12,079	3.54%
Total Available for Sale Securities	$—		$23,952		$12,961		$—		$36,913	3.57%

Held to Maturity Securities

US Treasury and Government Agencies	1,505	3.60%	1,215	3.12%	3,133	5.04%	300	4.25%	6,153	4.33%
Mortgage-backed Securities	—	2.36%	3,295	6.46%	7,715	3.02%	18,664	2.95%	29,674	4.31%
State & Political subdivisions	—	0.00%	—	0.00%	—	0.00%	248	6.00%	248	6.00%
Corporate Bonds	—	0.00%	499	6.34%	1,276	6.75%	—	0.00%	1,775	6.63%
Total Held to Maturity Securities	$1,505		$5,009		$12,124		$19,212		$37,850	3.50%

Total Investment Securities	$1,505		$28,961		$25,085		$19,212		$74,763	3.53%

Table 10 - Premises and Equipment

The following table sets forth the cost and net book value of our fixed assets as of the dates indicated.

	As of December 31,
	2003			2002
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Leasehold Improvements	969	103	866	969	45	924
Construction in Progress	30	—	30	—	—	—
Furniture and Equipment	1,612	439	1,173	1,394	144	1,250
Total	$2,611	$542	$2,069	$2,363	$189	$2,174

Table 11 - Maturity Schedule of Time Certificates of Deposit

At December 31, 2003, the scheduled maturities of time deposits including IRA’s (in thousands) are as follows:

	Under 100K	Over 100K	Total
During the Year of:
2004	6,224	21,840	28,065
2005	124	508	632
2006	72	100	172
2007	184	200	384
2008	51	—	51
	6,656	22,648	29,304

Table 12 - Other Borrowed Funds

The following table sets forth the FHLB advances and other borrowing.

Other Borrowing

	As of December 31,
(dollars in thousands)	2003	2002

Balance at December 31	$3,125	$15
Average Amount Outstanding	617	19
Maximum Amount Outstanding at any month end	3,125	34
Average interest rate for the year	6.25%	15.79%

Overnight FHLB Advances

	As of December 31,
(dollars in thousands)	2003	2002

Balance at December 31	$3,000	$—
Average Amount Outstanding	581	—
Maximum Amount Outstanding at any month end	4,000	—
Average interest rate for the year	1.09%	0.00%

Table 13 - Capital Adequacy - Risk-based Ratios

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003

Total Capital to Risk Weighted Assets
The Bank Holdings	$12,011	11.84%	$8,118	8.00%	NA	NA
Nevada Security Bank	$14,853	14.64%	$8,118	8.00%	$10,148	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$11,114	10.94%	$4,059	4.00%	NA	NA
Nevada Security Bank	$13,956	13.75%	$4,059	4.00%	6,089	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$11,114	7.06%	$6,297	4.00%	NA	NA
Nevada Security Bank	$13,956	8.87%	$6,297	4.00%	$7,871	5.00%

December 31, 2002

Total Capital to Risk Weighted Assets
Nevada Security Bank	$11,961	23.31%	$4,103	8.00%	$5,129	10.00%

Tier 1 Capital to Risk Weighted Assets
Nevada Security Bank	$11,679	22.76%	$2,052	4.00%	$3,078	6.00%

Tier 1 Capital to Average Assets
Nevada Security Bank	$11,679	15.17%	$3,079	4.00%	$3,849	5.00%

Table 14 - Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on our net interest income over a 12 month period following December 31, 2003 in the event of the indicated shock increases or decreases in market interest rates.

	Change in Net Interest Income	Percentage Change
Scenario

Up 200 basis points	$(106)	-0.06%
Up 100 basis points	$(31)	-0.02%
Down 100 basis points	$(157)	-0.09%
Down 200 basis points	$(488)	-0.03%

Table 15 - Interest Rate Sensitivity Gap

The following table sets forth the Company’s interest rate sensitivity.  Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities subject to repricing at various time periods.

	December 31, 2003
	Within Three Months	Three Months to One Year	One Year to Five Years	After 5 Years	Total
	(Dollars in thousands)

Interest Earning Assets:
Federal Funds Sold	$2,655	$—	$—	$—	$2,655
Investment Securities	500	1,005	28,961	44,297	74,763
Loans	42,668	3,093	10,883	26,027	82,671
TOTAL	$45,823	$4,098	$39,844	$70,324	$160,089

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$7,295	$—	$—	$—	$7,295
Savings Deposits	1,855	—	—	—	1,855
MMDA’s	87,019	—	—	—	87,019
Time Deposits less than $100,000	2,893	3,331	196	236	6,656
Time Deposits of $100,000 or more	12,030	9,810	608	200	22,648
Borrowed Funds	6,125	—	—	—	6,125
TOTAL	$117,217	$13,141	$804	$436	$131,598

Interest Rate Sensitivity Gap	$(71,394)	$(9,043)	$39,040	$69,888	$28,491

Cumulative Interest Rate Sensitivity Gap	$(71,394)	$(80,437)	$(41,397)	$28,491

Cumulative Interest Rate Sensitivity Gap/Total Interest Earning assets	-44.60%	-50.25%	-25.86%	17.80%

Cumulative Gap as a % of Total Assets	-42.97%	-48.41%	-24.92%	17.15%

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 26, 2004	The Bank Holdings,
a Nevada Corporation

	By:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

	By:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Allison	Director	March 26, 2004
Edward Allison

/s/ Joseph Bourdeau	President and Director	March 26, 2004
Joseph Bourdeau

/s/ Edward Coppin	Director	March 26, 2004
Edward Coppin

/s/ Harold G. Giomi	Chairman and Chief Executive Officer	March 26, 2004
Harold G. Giomi

/s/ Jack B. Buchold	Chief Financial Officer	March 26, 2004
Jack B. Buchold