Form 10QSB
period 2004-03-31
BANK HOLDINGS
filed 2004-05-13
CIK 1234383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Common stock, $0.01 par value, 2,958,430 shares outstanding as of April 15, 2004

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
Consolidated Statements of Balance Sheets
Consolidated Statements of Operations and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary
Results of Operations
Net Interest Income
Provision and Allowance for Loan Losses
Non-interest Income
Non-Interest Expense
Comprehensive Income
Financial Condition
Securities and Other Earning Assets
Loans
Deposits
Other Funding Sources
Risk Management
Credit Risk Management
Nonperforming Assets
Asset Liability Management
Market Risk
Liquidity
Capital
Item 3.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in securities and use of proceeds not applicable
Item 3.	Defaults upon senior securities not applicable
Item 4.	Submission of matters to a vote of security holders not applicable
Item 5.	Other information not applicable
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Exhibits

PART 1 – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data) (unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$9,305	$3,305
Federal funds sold	3,330	2,655
Cash and cash equivalents	12,635	5,960
Securities available for sale	50,419	36,913
Securities held to maturity	61,773	37,850
Other equity securities, at cost	303	427

Loans, Gross	108,719	82,671
Allowance for loan losses	(1,042)	(822)
Deferred loan fees, net	(285)	(224)
Loans, net	107,392	81,625

Premises and equipment, net	2,476	2,069
Other assets	1,059	1,305
TOTAL ASSETS	$236,057	$166,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$33,802	$23,274
Interest bearing demand	5,937	7,295
Savings	2,146	1,855
Money Market	132,876	87,019
IRA’s	916	807
Time deposits < $100,000	5,094	5,958
Time deposits > $100,000	26,245	22,539
Total deposits	207,016	148,747
Other borrowed funds	1,000	6,125
Accrued expenses and other liabilities	626	424
Total Liabilities	208,642	155,296

Commitments and contingencies (Notes 1 and 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 authorized; 2,958,430 issued and outstanding as of March 31, 2004 and 1,405,930 as of December 31, 2003	30	14
Surplus	30,120	13,998
Accumulated deficit	(2,893)	(2,898)
Accumulated other comprehensive income/loss	158	(261)
Total stockholders’ equity	27,415	10,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,057	$166,149

The accompanying Notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data) (unaudited)

	For the Three-Month Period Ended March 31,
	2004	2003

Interest income:
Federal funds sold and other	$44	$17
Debt securities, taxable	693	450
Debt securities, nontaxable	8	—
Dividends	3	—
Loans, including fees	1,391	509
Total interest and dividend income	2,139	976

Interest expense:
Deposits	754	347
Other borrowed funds	63	2
Total interest expense	817	349

Net interest income	1,322	627

Provision for loan losses	220	90
Net interest income, after provision for loan losses	1,102	537

Non-interest income:
Service charges on deposit accounts	28	12
Other service charges, commissions and fees	38	24
Pre-underwriting fees	56	—
Net gain on sale of available for sale securities	33	293
Total non-interest income	155	329

Non-interest expense:
Salaries and employee benefits	604	463
Occupancy and equipment	254	173
Data processing	82	47
Other	312	240
Total non-interest expense	1,252	923

NET INCOME/(LOSS)	$5	$(57)
Other comprehensive income (loss), unrealized gain (loss) on securities available for sale	419	(406)
Comprehensive Income (Loss)	$424	$(463)

Net earnings (loss) per share:
Basic	$0.00	$(0.04)
Diluted	$0.00	$(0.04)

The accompanying Notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$5	$(57)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	220	90
Net amortization of securities	144	205
Depreciation	99	76
Realized gain on sales of available for sale securities, net	(33)	(293)
Net change in:
Other assets and liabilities, net	448	16
Net cash provided by operating activities	883	37

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	15,280	7,148
Purchases	(27,468)	(2,657)
Activity of securities held to maturity:
Proceeds from maturities, prepayments and calls	6,715	7,800
Purchases	(31,648)	(15,404)
Sales (purchases) of Equity Securities	124	(100)
Loan originations and principal collections, net	(25,987)	(10,504)
Purchases of premises and equipment	(506)	(102)
Net cash used in investing activities	(63,490)	(13,819)

Cash flows from financing activities:
Net increase in deposits	58,269	14,665
Proceeds from borrowed funds, net	(5,125)	(4)
Net proceeds from issuance of common stock	16,138	—
Net cash provided by financing activities	69,282	14,661

Net change in cash and cash equivalents	6,675	879

Cash and cash equivalents at beginning of period	5,960	4,134
Cash and cash equivalents at end of period	$12,635	$5,013

The accompanying Notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS

Notes to Consolidated Financial Statements

March 31, 2004

NOTE 1 – BASIS OF PRESENTATION

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

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

The consolidated financial statements include the accounts of the Company and the Bank and as a result of the reorganization described above reflect the historical carrying amounts.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year.  The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-KSB.

NOTE 2 – STOCK COMPENSATION PLAN

Stock Compensation Plan

At December 31, 2003, the Company has a stock-based employee compensation plan, which is more fully described in Note 12 in the Company’s Annual Report.  The Company accounts for the plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to

Employees, and related interpretations.  Accordingly, no stock-based employee compensation cost has been reflected in the statement of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended March 31,
	2004	2003
Net Income/(Loss):
As reported	$5	$(57)
Total Stock-based employee compensation expense determined under fair value based method for all awards	(25)	(21)

Pro- forma net loss	$(20)	$(78)

Basic and diluted earnings (loss) per share
As reported	$.00	$(.04)
Pro forma	$(.01)	$(.06)

NOTE 3 – SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2004, the Company issued 1,552,500 shares of its $.01 par value common stock.  850,000 shares were sold by the Company at a sales price of $11.00 per share.  702,500 shares were sold by D.A. Davidson & Co. for a net sales price of $10.23 per share.  Gross proceeds amounted to $16.538 million and direct, incremental costs of issuance were approximately $400 thousand which resulted in an increase of capital in the amount $16.138 million.

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income includes net income or loss and other comprehensive income or loss.  The Company’s only source of other comprehensive loss is derived form unrealized gains and losses on investment securities available for sale.  Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in the net income of the current period that also had been included in other comprehensive income or loss as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period.  The following table presents the reconciliation of transactions affecting Accumulated Other Comprehensive Income (Loss) included in shareholders’ equity for the periods indicated.

The components of other comprehensive income

	Quarter Ended March 31
	2004	2003
	(in thousands)
Net Income (Loss)	$5	$(57)

Unrealized holding gains on available-for-sale securities	452	(113)

Reclassification adjustment for losses (gains) realized in income	(33)	(293)

Net unrealized gains	419	(406)

Comprehensive income (loss)	$424	$(463)

NOTE 5 – EARNINGS PER SHARE

Income or loss per share for all periods presented in the Consolidated Statements of Operations and Comprehensive Income are computed based on the weighted average number of shares outstanding during each period.  The dilutive effect of stock options was not included in the computation for the loss per common share as of March 31, 2003, because the inclusion would be anti-dilutive.  Options outstanding as of March 31, 2004 were 224,000. The computation of basic and diluted net income per share and weighted average shares outstanding is as follows:

Earnings per common share have been computed based on the following:

	March 31, 2004	March 31, 2003

Average number of common shares outstanding	1,698,522	1,405,930
Effect of dilutive options	20,224	—

Average number of common shares outstanding used to calculate diluted earnings per common share	1,718,746	1,405,930

Net income (loss)	$5	$(57)
Basic and diluted net earnings (loss) per share	$0.00	$(.04)

NOTE 6 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds of about $3 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are unsecured.  There were no balances outstanding under these agreements at March 31, 2004 and December 31, 2003.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  There were overnight advances of $1 million and $3 million outstanding as of March 31, 2004 and December 31, 2003, respectively.

The Company used the proceeds from the recent stock sale to retire $4.1 million in related party borrowed funds.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-balance Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers.  These financial instruments may include commitments to extend credit, and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the contracted amount of the company’s exposure to off-balance sheet risk as of March 31, 2004 and December 31, 2003 is as follows:

	Contract Amount
	March 31 2004	December 31, 2003
	(Dollars in thousands)

Commitments to extend credit, including unsecured commitments of $10,484 and $1,435	$33,772	$27,000
Unsecured consumer lines of credit	524	679
Standby letters of credit	243	197
	$34,539	$27,876

Commitments to extend credit consist primarily of unfunded single-family residential construction loans home equity lines of credit, commercial real estate construction loans, and commercial revolving lines of credit.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

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

As of March 31, 2004 there were commitment fee obligations of less than $1 thousand, for the $243 thousand Standby Letters of Credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern

Nevada.  At March 31, 2004 and December 31, 2003, real estate loans accounted for approximately 57% and 63%, respectively, of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.  The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the areas the Company serves.  The Company’s goal is to maintain a diversified loan portfolio which requires the loans to be well collateralized and supported by cash flows.

NOTE 8 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the three months ended March 31, 2004 and 2003, cash paid for interest expense on interest bearing liabilities was $282 thousand and $317 thousand, respectively, while there was no cash paid for income taxes during the three months ended March 31, 2004 or 2003.  There was no real estate acquired in the settlement of loans for the three month periods ending March 31, 2004 or 2003.

THE BANK HOLDINGS AND SUBSIDIARIES

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934.  Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or similar terms or variations on those terms or the negative of those terms.  Forward-looking statements are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to, changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulation and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations.  We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

CRITICAL ACCOUNTING POLICIES

We consider the following to be our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable charge-offs on loans deemed to be uncollectible based on continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data and other asset quality factors.  The primary means of adjusting the level of this allowance is through provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  At March 31, 2004, our allowance for loan losses amounted to $1.042 million and our provision amounted to $220 thousand and $90 thousand for the quarters ended March 31, 2004 and 2003, respectively.

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on certain loans which have been classified as impaired.  On an ongoing basis an independent loan review function reviews classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on the remaining loans are based on pools of similar loans using a combination of historical loss experience and migration analysis, which considers the probability of a loan moving from one risk rating category to another over the passage of time.  Table 6 sets forth the allocation of the allowance for loan loss reserve as of March 31, 2004 and December 31, 2003.

OVERVIEW

The Company is still in its initial growth phase, as evidenced by the dramatic increase in total assets of  nearly $70 million since the end of the year December 31, 2003 and over $142 million between the periods ended March 31, 2004 and 2003.  The Company’s deposit growth has come from the three primary sources, two of which were its branches and the third which is a specialized program of tax free real estate exchange deposits.

During the quarter just ended, the Company’s capital position has been substantially enhanced by the issuance of 1,552,500 shares of its $.01 par value common stock which netted the Company approximately $16,138 in new capital.

SUMMARY

We reported consolidated net income of $5 thousand or $.00 per share, for the first quarter of 2004 as compared with a loss of $57 thousand or ($.04) per share for the first quarter of 2003.  Our growth in net income for the quarter ended March 31, 2004 over the same quarter last year was due to the tremendous growth the bank is undergoing.  Total assets increased $69.9 million since year end December 31, 2003 an increase of 41%, while the increase in assets since March 31, 2003 has been $142 million or 152%.

Annualized return on equity (“ROE”) and return on average assets (“ROA”) were .03% and ..00%, respectively, for the quarter ended March 31, 2004 and were (.07)% and (.48)%, respectively, for the comparable quarter last year.

At the current time, the Company has a tax loss carry forward on a consolidated basis, and therefore no tax accrual or expense has been recorded for any of the periods reported within the body of this report, and the tax equivalent information is not pertinent.

Results for the first quarter of 2004 improved over the first quarter of 2003 due primarily to the opening of a loan production office, increased loan and investment volumes and our ability to compete successfully in our existing markets.  Net interest income increased by $695 thousand or 111% over the first quarter of last year as a volume increase more than offset a 27 basis point decline in net interest margin.  Non-interest income (excluding security gains and losses) was $122 thousand and $36 thousand for the quarters ended March 31, 2004 and 2003, respectively, a 239% increase.  Non-interest expenses totaled $1.2 million and $923 thousand for the quarters ended March 31, 2004 and 2003, respectively, an increase of 36%.  The efficiency ratio was 87% in the first quarter of 2004 compared to 139% in the comparable quarter last year.  For a description of the methodology we use to calculate the efficiency ratio, see Note (a) to Table 3.

Average balances and rates are provided in Table 1.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to be our largest revenue source.  Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Net interest income for the first quarter of 2004 increased $695 thousand or 111% compared to the first quarter of 2003.  This increase was primarily due to the increases in the volume of interest earning assets and interest bearing liabilities.  Average earning assets increased $108 million or 132% for the three months ended March 31, 2004 compared to the same period in the prior year. Average loans increased by $65.4 million or 224% compared to the first quarter of 2003 primarily due to internal growth and participations purchased. Average gross loans as a percent of average earning assets was 50% and 36% for the quarters ended March 31, 2004 and 2003, respectively.  Net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased from 3.06% to 2.79% during the three months ended March 31, 2004 as compared to the same period in 2003, respectively, a decline of 27 basis points or 8.8%.  The primary reasons for this margin compression were the effects of purchases of SBA loans with a lower yield than Company issued loans, and our special tax free real estate exchange money market accounts, some of which carry a premium rate.  The balance of the decline related to the impact of prepayments and repricing on loans, securities, deposits, and borrowings in a declining rate environment.

Table 1 sets forth, for the period indicated, information regarding, (i) the total dollar amount of interest income from interest earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin (net interest income divided by average interest-earning assets).  Average balances are based on average daily balances during the indicated periods and rates are annualized based on the number of days in the period subject to review, and the number of days in the year.

Provision and Allowance for Loan Loss

We provided $220 thousand and $90 thousand for probable loan losses in the quarters ended March 31, 2004, and 2003, respectively.  The Company did not have any loans more than 30 days past due, non-accrual loans, or charged-off loans, at March 31, 2004 or 2003.  The Company has established a reserve for off-balance sheet commitments which amounted to $99 thousand and $75 thousand at March 31, 2004 and December 31, 2003, respectively.

The allowance for loan losses is maintained at a level determined to be adequate by management to absorb losses inherent in the loan portfolio.  This allowance is increased by provision charged to income and by recoveries on loans previously charged off.  Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation.  As discussed under “Critical Accounting Policies”, we believe that the methods used by us in determining the allowance for loan losses constitute a critical accounting policy.  Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management” there can be no assurance that we will not have to increase the amount of our provision for loan losses in future periods.  See table 5.

Non-interest Income

First quarter non-interest income totaled $155 thousand, a decrease of $174 thousand or 53%, from the first quarter of 2003.  This decrease was primarily due to decreases in gains on the sale of Available for Sale Securities.  This decrease was offset by increases in deposit service income, other service charges and fees, and pre-underwriting fees which amounted to an increase of $86 thousand or 230% increase over the same period in 2003.  During the first quarter of 2004 we sold $8.3 million in securities.  Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any prior period will be achievable in the future.

Non-interest Expense

Non-interest expense was $1.3 million and $923 thousand for the quarters ended March 31, 2004 and 2003, respectively, which represented an increase of $329 thousand or 36%.  Expense categories that increased the most included salaries and employee benefit expenses, occupancy expenses and legal expenses.  These increases were driven by additional staffing, expansion of existing facilities, the addition of new facilities, and the formation and implementation of the holding company.  The efficiency ratio was

87% and 139% for the quarters ended March 31, 2004 and 2003, respectively.  For a description of the methodology we used to calculate the efficiency ratio, see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended March 31, 2004 increased $141 thousand or 30% from the same quarter 2003.  The increase was primarily due to additional employees, with a full time equivalent (FTE) staffing level of 38.7 and 29.6 as of March 31, 2004 and 2003, respectively.

Occupancy Expense amounted to $254 thousand for the quarter ended March 31, 2004, an increase of $81 thousand or 47% from the same quarter in 2003, primarily due to the increase in new facilities.  The Bank added a loan production office in Rancho Cordova, California, and the Company leased additional space in the office building in Reno.  Further, the Bank is in the process of opening an approved branch in northwest Reno.

Data processing expense increased $35 thousand or 74% over the first quarter 2003.  The increase was primarily due to the growth of staff and facilities of the Company, and the Company’s reliance on technology to achieve greater availability of customer access to banking products on a 24/7 basis.

Other expenses increased $72 thousand or 30% during the quarter ended March 31, 2004.  These increases are primarily due to growth of the Company.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Comprehensive Income

Comprehensive income was $424 thousand during the three months ended March 31, 2004 as compared to a loss of $463 thousand during the three months ended March 31, 2003.  Comprehensive income differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.

Our available for sale investment portfolio had net unrealized gains of $158 thousand at March 31, 2004 and $261 thousand unrealized losses at December 31, 2003.  At March 31, 2004 the net unrealized gains of $158 thousand represented .31% of securities available for sale.  We attempt to balance the interest rate risk of assets with liabilities.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.

FINANCIAL CONDITION

Our consolidated total assets amounted to $236 million and $166 million at March 31, 2004 and December 31, 2003, respectively.  Total average assets were $200 million and $87 million for the three months ended March 31, 2004 and 2003, respectively.  These increases represent the continuing growth of the Bank.  The secondary stock offering completed in March 2004 added $16.1 million in capital.

Securities and Other Earning Assets

The securities portfolio (including securities classified as held to maturity) averaged $81 million during the first quarter of 2004 as compared to $49 million in the first quarter of 2003.  The securities portfolio consists primarily of Mortgage-backed securities and U.S. Government agency securities.  The average yield on securities was 3.39% for the quarter ended March 31, 2004 and 3.76% for the quarter ended March 31, 2003.  Securities available for sale had a net unrealized gain of $158 thousand at March 31, 2004 as compared to the net unrealized loss of $261 thousand at December 31, 2003.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “comprehensive Income”.  Refer to the Note 4 to the consolidated financial statements for more information.

Loans

Total loans averaged $95 million for the first quarter of 2004, an increase of $65 million or 224% from the average amount of such loans during the first quarter of 2003.

Commercial real estate loans increased $7.8 million or 34% from the amount of such loans since year end December 31, 2003.  Residential real estate loans and construction and land development increased $1.8 million or 6.1% over December 31, 2003 balances.  These increases are due to internal growth, and the addition of the loan production office.

Commercial loan business increased $4.5 million or 31% over the balances at December 31, 2003.  The increase was due to internal growth and the addition of the loan production office.  At March 31, 2004 the Company had $23 million outstanding of SBA loans which were purchased.  This represented a 103% increase over the balance of $11.6 which was outstanding as of December 31, 2003.

Consumer loans decreased $24 thousand or (.56)% from the balances outstanding as of December 31, 2003.

Deposits

Total deposits were $207 million and $149 million as of March 31, 2004 and December 31, 2003 respectively, an increase of $58 million or 39%.  Core deposits (deposits excluding certificates of deposit) increased $55 million since December 31, 2003 or 46%.  The ratio of gross loans to deposits was 52.5% and 55.6% at March 31, 2004 and December 31, 2003, respectively.

Average non-interest bearing deposits totaled $25 million during the first quarter of March 31, 2004, increasing $13.7 million or 122% from the first quarter of 2003.  The increase in non-interest bearing deposits reflected strong growth in commercial and personal accounts.

Average interest-bearing deposits of $156 million during the first quarter of 2004 increased $63 million from year end December 31, 2003.  All types of interest-bearing deposits increased across the board versus December 31, 2003, except for time certificates under $100 thousand and NOW accounts.  Time certificates decreased $864 thousand or 14.5% and NOW accounts decreased $1.4 million or (19)% from year end December 31, 2003.  Included in the deposit categories above are public banking deposits, which averaged $7.7 million and $7.5 million as of March 31, 2004 and December 31, 2003 respectively.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

We use short-term and long term borrowings to fund the growth of earning assets in excess of deposit growth and to support capital.  Short-term borrowings, which include federal funds purchased, other short term borrowings, and lease obligations, amounted to $1 million at March 31, 2004 and $6.1 million at December 31, 2003, respectively.  The Company has available federal funds borrowing lines amounting to $3 million as of March 31, 2004.

Long term other borrowed funds includes FHLB advances, capital lease obligations and other debt with terms greater than one year.  The Company paid off $4.1 million in other borrowed funds with the proceeds from the Company’s offering which closed March 22, 2004.

RISK MANAGEMENT

The primary goal of our risk management program is to determine how certain existing or emerging issues in the financial services industry affect the nature and extent of the risks faced by the Company.  Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk.  Our board of directors and management believe that there are seven applicable “risk categories” consisting of credit, interest rate, liquidity, transaction, compliance, strategic and reputation risk.  Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective.  In addition, an aggregate level of risk is assigned as a whole, and the direction of risk (stable, increasing or decreasing) is determined.  Each risk category and the overall risk level is compared to regulatory views, and internal criteria, on a regular basis and then reported to the board with an accompanying explanation as to the existence of any differences.   The risk program includes risk identification, measurement, control and monitoring.

Our board of directors has established the overall strategic direction of the Company.  It approves our overall risk policies and oversees our overall risk management process.  The board has established an asset/liability management committee which has been charged with overseeing certain key interest rate risks.  In addition, there is a management risk committee comprised of senior officers which identify and monitor key operational risks.

Credit Risk Management

Our strategy for credit risk management includes stringent, centralized policies and uniform underwriting criteria for all loans, based on certain categorizations.  The strategy also includes diversification on a geographic, (to the extent possible), industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality.  We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio.  The rating system is intended to identify and measure the credit quality of lending relationships.  For consumer loans, we utilize standard credit scoring systems to access consumer credit risks and to price consumer products accordingly.  Although we have no past due or non-accrual loans at the current time, we strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels.

Our real estate loan portfolio accounted for 57% of the total loan portfolio as of March 31, 2004 and 63% at December 31, 2003.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial business loans accounted for 17.6% of the total loan portfolio as of March 31, 2004 and as of December 31,2003.  Commercial business loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economy of our market area.  Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets including real property.  SBA and USDA/SBA purchased loans outstanding amounted to $23 million and $12 million as of March 31, 2004 and December 31, 2003, respectively.

Consumer loans accounted for 4% of our total loan portfolio as of March 31, 2004 as compared to 5% at December 31, 2003.  This decrease was primarily due to the overriding volume increases in other lending categories, over the periods under review.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale.  The Company did not have any nonperforming assets at March 31, 2004 or December 31, 2003 respectively.

ASSET LIABILITY MANAGEMENT

The goal of asset liability management is the prudent control of market risk, liquidity and capital.  Asset-liability management is governed by policies reviewed and approved annually by our board of directors and monitored periodically by the board committee.  The board delegates responsibility for asset-liability management to the Asset Liability Management Committee (“ALCO”), who set strategic directives that guide the day-to-day asset-liability management of our activities.  The ALCO also reviews and approves all major interest rate risk, liquidity and capital management programs.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, commodity prices and other market driven rates or prices.  We have no trading operations, and therefore are only exposed to non-trading market risk.

Interest rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which we are exposed.  Interest rate risk is the sensitivity of income to changes in interest rates.  Changes in interest rates as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of revenue.  This risk arises directly from our core banking activities – lending and deposit gathering.  In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by us, (ii) the ability of borrowers to repay adjustable or variable rate loans (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities, (v) the fair value of our saleable assets, the amount of unrealized gains and losses on securities available for sale per SFAS No. 115, and the resultant ability to realize gains.

The primary objective of interest-rate risk management is to control our exposure to interest-rate risk both within limits approved by our board and guidelines established by the ALCO.  These limits and guidelines reflect our tolerance for interest-rate risk over both short-term and long-term horizons.  We attempt to control interest-rate risk by identifying, quantifying and, where appropriate, changing our exposure.

We quantify and measure interest-rate exposure using two models to dynamically simulate net interest income under various interest rate scenarios over a 12 month period.  Simulated scenarios include, deliberately extreme interest rate “shocks” and more gradual interest rate “ramps”.  Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, increases or decreases of product balances and the behavior of our deposit and loan customers.  The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities).  The risk of prepayment tends to increase when interest rates fall.  Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly.  Complicating our efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of our assets and liabilities.

To cope with these uncertainties, we give careful attention to our assumptions.  For example, in the case of prepayment of mortgage assets, the majority of assumptions are derived from vendor supported models that are periodically tested using observed loan prepayment behavior.

Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 1 and 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%.  Table 10 sets forth the estimated effects on our net interest income over a 12 month period following the indicated dates in the event of the indicated increases or decreases in market interest rates.

The results implied in Table 10 indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a shift up or down in market rate of 100 and 200 basis points across the entire yield curve.  It should be emphasized, however, that the results are dependent on material assumptions.  For instance, asymmetrical rate behavior can have a material impact on the simulation results.

LIQUIDITY

Liquidity represents the ability to fund asset growth and accommodate deposit withdrawals and meet other funding requirements.  Liquidity risk is the danger that the Company cannot meet anticipated or unexpected funding requirements or can meet them only at excessive cost.  Liquidity is measured by the ability to raise cash when needed at a reasonable cost.  Many factors affect a company’s ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

In addition to traditional retail deposits, the Company has various other liquidity sources, including proceeds from maturities of securities and loans, the sale of securities, the use of borrowed funds such as FHLB advances and brokered deposits.  We continually monitor and forecast our liquidity position.  There are several methods we use for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, liquidity ratios, periodic liquidity forecasts and review of contingent funding plans.

As of March 31, 2004 the Company had $47 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through sale of securities, or collateralized borrowings.  This represented 23% of deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.

CAPITAL

At March 31, 2004, shareholders’ equity amounted to $27.4 million or 11.6% of total assets.  Capital guidelines issued by the Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, set forth in table 11.  As indicated in such table, we currently exceed all regulatory capital requirements.

Item 3.  Controls and Procedures

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by us in the reports that we file under Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Part II – Other Information

Item 1.  Legal Proceedings

In the ordinary course of business the Company may become subject to legal proceedings and claims.  At the current time, management is not aware of any unasserted claims or legal actions that would have a material effect on the Company’s financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds – not applicable.

Item 3.  Defaults Upon Senior Securities – not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders – not applicable.

Item 5.  Other Information – not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)            The following exhibits are filed as part of this report.

Exhibit No.31.1	Certification of Chief Executive Officer Under 18 U.S.C. § 1350.
Exhibit No 31.2	Certification of Chief Financial Officer Under 18 U.S.C. § 1350.
Exhibit No. 32	Certification of Periodic Financial Report.

(b)           We filed a Current Report on Form 8-K on March 22, 2004 and May 3, 2004.  On March 23, 2004, The Bank Holdings issued a press release concerning the closing of the underwritten Secondary Offering Dated February 13, 2004.  On May 3, 2004, The Bank Holdings issued a press release concerning its results of operations and financial condition as of and for the calendar quarter ending March 31, 2004.

FINANCIAL TABLES

Table 1 - Average Balances and Rates

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

	For the Quarter Ended March 31,
	2004(a,b,f)			2003(a,b,f)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$14,965	$44	1.18%	$4,288	$17	1.61%
Securities	80,535	701	3.50%	48,564	450	3.76%
Equity	353	3	3.42%	81	—	0.00%
Total Investments	95,853	748	3.14%	52,933	467	3.58%

Loans: (c)
Commercial	29,090	338	4.67%	4,065	59	5.89%
Real Estate	58,653	965	6.62%	23,510	427	7.37%
Consumer	1,933	27	5.56%	1,033	17	6.67%
Security Lines	4,873	61	5.00%	534	6	4.56%
Other	53	—	0.00%	19	—	0.00%
Total Loans	94,602	1,391	5.91%	29,161	509	7.08%
Total Earning Assets(d)	190,455	2,139	4.52%	82,094	976	4.82%
Non-Earning Assets	9,716			5,187
Total Assets	$200,171			$87,281
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$6,781	$3	0.18%	$4,921	$2	0.16%
Savings Accounts	1,871	2	0.43%	857	2	0.95%
Money Market	116,644	594	2.05%	42,038	229	2.21%
IRA’s	844	3	1.43%	330	2	2.46%
Certificates of Deposit<$100,000	5,481	24	1.76%	4,741	35	2.99%
Certificates of Deposit>$100,000	24,205	128	2.13%	10,717	77	2.91%
Total Interest Bearing Deposits	155,826	754	1.95%	63,604	347	2.21%
Borrowed Funds:
Other Borrowings	4,063	63	6.24%	352	2	2.30%
Total Borrowed Funds	4,063	63	6.24%	352	2	2.30%
Total Interest Bearing Liabilities	159,889	817	2.06%	63,956	349	2.21%
Demand Deposits	24,866			11,193
Other Liabilities	407			376
Shareholders’ Equity	15,009			11,756
Total Liabilities and Shareholders’ Equity	$200,171			$87,281

Interest Rate Spread(d)			2.46%			2.61%

Interest Income/Earning Assets			4.52%			4.82%
Interest Expense/Earning Assets			1.73%			1.76%
Net Interest Income and Margin (g)		$1,322	2.79%		$627	3.06%

(a)          Average balances are obtained from the best available daily or monthly data.

(b)         Yields are reflected on a tax equivalent basis.

(c)          Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)         Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e)          There are no non-accrual loans during the periods ended March 31, 2004, December 31, 2003, or March 31, 2003.

(f)            Annualized.

(g)         Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Quarter Ended March 31, 2004 vs. March 31, 2003 Increase (Decrease) Due to
	Volume	Rate	Rate and Volume (1)	Total Change
	(in thousands)
Interest Income
Federal funds sold and other short term investments	$43	$(5)	$(11)	$27
Investment Securities	301	(31)	(16)	$254
Loans	1,152	(85)	(185)	882
Total interest income	1,496	(121)	(212)	$1,163

Interest Expense
Interest Bearing Deposits:
Now Accounts	1	—	—	1
Savings	2	(1)	(1)	—
Money market	410	(17)	(28)	365
IRA’s	3	(1)	(1)	1
Certificates of deposit<$100,000	6	(14)	(3)	(11)
Certificates of deposit>$100,000	98	(21)	(26)	51
Total interest-bearing deposits	520	(54)	(59)	407

Borrowed Funds	19	4	38	61

Total interest expense	539	(50)	(21)	468

Net Interest Income	$957	$(71)	$(191)	$695

(1)          Includes changes in interest income and expense not due sole to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended March 31,
	2004	% of Total	2003	% of Total
	(in thousands)
Other Operating Income

Service charges on deposit accounts	$28	18.06%	$12	3.65%
Other service charges, commissions and fees	38	24.52%	24	7.29%
Pre-underwriting fees	56	36.13%	—	0.00%
Gain on sale of securities	33	21.29%	293	89.06%
Total non-interest income	155	100.00%	329	100.00%

As a percent of average earning assets		0.33%		1.63%

Other Operating Expense:

Salaries and employee benefits	604	48.24%	463	50.16%
Occupancy costs	254	20.29%	173	18.74%
Advertising and marketing costs	47	3.75%	36	3.90%
Data processing costs	82	6.55%	47	5.09%
Deposit services costs	43	3.43%	30	3.25%
Loan servicing costs	4	0.32%	13	1.41%
Provision for undisbursed loan commitments	24	1.92%	17	1.84%
Telephone and data communications	34	2.72%	23	2.49%
Postage	15	1.20%	7	0.76%
Legal and accounting	108	8.63%	29	3.14%
Other professional services	18	1.44%	25	2.71%
Stationery and supplies	16	1.28%	16	1.73%
Other	3	0.23%	44	4.78%
Total non-interest expense	$1,252	100.00%	$923	100.00%

As a percentage of average earning assets		2.64%		4.56%
Net non-interest income as a percentage of average earning assets		2.31%		2.93%

Efficiency ratio (a)		86.72%		139.22%

(a)          Represents non-interest expenses as a percentage of net interest income and non-interest income excluding securities gains.

Table 4 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of March 31, 2004		As of December 31, 2003
	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)

Commercial and Industrial	$19,133	17.60%	$14,609	17.67%
Real Estate:
Commercial	30,601	28.15%	22,768	27.54%
Residential	10,913	10.04%	9,160	11.08%
Construction and Land Development	20,327	18.70%	20,284	24.54%
Total Real Estate	61,841	56.89%	52,212	63.16%

SBA / USDA Loans	23,497	21.60%	11,578	14.00%
Consumer loans	4,248	3.91%	4,272	5.17%
Total Loans	108,719	100.00%	82,671	100.00%

Less:
Allowance for Loan Losses	1,042		822
Net Unearned Loan Fees/Costs	285		224
	$107,392		$81,625

Table 5 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarter Ended March 31, 2004	For the Quarter Ended March 31, 2003
(Dollars in thousands)

Allowance at the beginning of the period	$822	$220

Charge-offs:
Agricultural	—	—
Commercial & industrial loans	—	—
Real estate loans	—	—
Consumer loans	—	—
Total Loans Charged-Off	—	—

Recoveries:
Agricultural	—	—
Commercial & industrial loans	—	—
Real estate loans	—	—
Consumer loans	—	—
Total Loans Recovered	—	—

Net loan charge offs	—	—

Provision charged to expense	220	90

Balance	$1,042	$310

Average gross loans outstanding during period	$94,602	$29,161
Gross loans outstanding at end of period	$108,719	$35,531

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a
Allowance for Loan Losses to
Gross Loans at End of Period	0.96%	0.87%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a
Net Loan Charge-offs to
Provision for Loan Losses	n/a	n/a

Table 6 - Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the allocation of our allowance for loan losses by loan categories at the dates indicated.  The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated to various loan categories as part of our process for evaluating the adequacy of the allowance for loan losses.

	As of March 31, 2004		As of December 31, 2003
	Amount	% Total Loans(1)	Amount	% Total Loans(1)
	(Dollars in thousands)

Commercial and Industrial	$214	17.60%	$146	17.67%
Real Estate:
Commercial	$385	28.15%	$301	27.54%
Residential	$45	10.04%	$42	11.08%
Construction and Land Development	$283	18.70%	$222	24.54%
Total Real Estate	$713	56.89%	$565	63.16%

SBA / USDA/ Govt Gtd Loans	$8	21.60%	$8	14.00%
Consumer loans	$105	3.91%	$103	5.17%
Unallocated	$2	$—	0.00%
	$1,042	100.00%	$822	100.00%

(1)          Represents percentage of loans in category to total loans.

Table 7 - Securities Available for Sale and Held to Maturity

The following table sets forth our investment securities as of the dates indicated.

	March 31, 2004		December 31, 2003
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale

US Gov’t agencies	$30,499	$30,509	$24,515	$24,215
SBA Loan Pools	13,052	13,023	—	—
Corporate bonds	6,083	6,253	12,032	12,079
State & political subdivisions	627	634	627	619
Subtotal, Available for Sale	$50,261	$50,419	$37,174	$36,913

Held to Maturity

US Treasury and Government Agency Securities	$5,971	$6,011	$6,153	$6,203
Mortgage-backed securities	54,279	54,209	29,674	29,538
Corporate bonds	1,276	1,426	1,775	1,910
State & political subdivisions	247	293	248	287
Subtotal, Held to Maturity	$61,773	$61,939	$37,850	$37,938

Total Securities	$112,034	$112,358	$75,024	$74,851

Fair value as a % of amortized cost of Held to Maturity Securities		100.3%		100.2%

Table 8 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of March 31, 2004.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
	Less than 1 Year		1 to 5 Years		More Than to 10 Years		More Than 5 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale Securities

US Treasury Securities	$—	—	$—	—	$—	—	$—	—	$—	—
US Government Agencies	13,023	2.67%	21,056	2.55%	9,454	4.42%	—	—	43,533	2.99%
Mortgage-backed Securities	—	—	—	—	—	—	—	—	—	—
State & Political subdivisions	—	—	501	2.57%	132	4.30%	—	—	633	2.92%
Corporate Bonds	—	—	5,742	3.74%	511	6.45%	—	—	6,253	3.97%
Other Equity Securities	—	—	—	—	—	—	—	—	—	—
Total Available for Sale Securities	$13,023		$27,299		$10,097		$—		$50,419	3.12%

Held to Maturity Securities

US Treasury Securities	$—	—	$—	—	$—	—	$—	—	$—	—
US Government Agencies	1,001	3.60%	4,215	2.87%	755	6.00%	—	—	5,971	3.39%
Mortgage-backed Securities	2,188	3.16%	42,158	4.05%	6,969	3.92%	2,965	4.16%	54,280	3.57%
State & Political subdivisions	—	—	—	—	—	—	246	6.00%	246	6.00%
Corporate Bonds	—	—	1,276	6.44%	—	—	—	—	1,276	6.44%
Other Equity Securities	—	—	—	—	—	—	—	—	—	—
Total Held to Maturity Securities	$3,189		$47,649		$7,724		$3,211		$61,773	3.62%

Total Investment Securities	$16,212		$74,948		$17,821		$3,211		$112,192	3.39%

Table 9 - Premises and Equipment

The following table sets forth the cost and net book value of our fixed assets as of the dates indicated.

	As of March 31, 2004			As of December 31, 2003
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Leasehold Improvements	$961	$117	$844	$969	$103	$866
Construction in Progress	70	—	70	30	—	30
Furniture and Equipment	2,085	523	1,562	1,612	439	1,173
Total	$3,116	$640	$2,476	$2,611	$542	$2,069

Table 10 - Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on our net interest income over a 12 month period following March 31, 2004 in the event of the indicated increases or decreases in market interest rates.

	Change in Net Interest Income	Percentage Change
Scenario

Up 200 basis points	$291	0.13%
Up 100 basis points	$181	0.08%
Down 100 basis points	$(517)	-0.22%
Down 200 basis points	$(1,248)	-0.54%

Table 11 - Capital Adequacy - Risk-based Ratios

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,398	23.60%	$9,555	8.00%	NA	NA
Nevada Security Bank	$23,133	19.37%	$9,555	8.00%	$11,944	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,257	22.65%	$4,778	4.00%	NA	NA
Nevada Security Bank	$21,992	18.41%	$4,778	4.00%	7,166	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,257	13.75%	$7,882	4.00%	NA	NA
Nevada Security Bank	$21,992	11.16%	$7,882	4.00%	$9,852	5.00%

December 31, 2003
Total Capital to Risk Weighted Assets
The Bank Holdings	$12,011	11.84%	$8,118	8.00%	NA	NA
Nevada Security Bank	$14,853	14.64%	$8,118	8.00%	$10,148	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$11,114	10.94%	$4,059	4.00%	NA	NA
Nevada Security Bank	$13,956	13.75%	$4,059	4.00%	6,089	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$11,114	7.06%	$6,297	4.00%	NA	NA
Nevada Security Bank	$13,956	8.87%	$6,297	4.00%	$7,871	5.00%

QUARTERLY DATA (UNAUDITED)

	Periods Ended
	2004			2003			2002
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)

Interest Income	$2,139	$1,735	$1,396	$1,143	$976	$902	$619	$333	$94
Interest Expense	817	597	534	413	349	391	239	114	15
Net interest income	1,322	1,138	862	730	627	511	380	219	79

Provision for Loan Losses	220	55	95	362	90	50	95	64	11
Net interest income after Provision for Loan Losses	1,102	1,083	767	368	537	461	285	155	68

Noninterest income	155	194	127	243	329	39	23	14	1
Noninterest expenses	1,252	1,187	1,110	993	923	741	739	784	547

Net Income (Loss)	$5	$90	$(216)	$(382)	$(57)	$(241)	$(431)	$(615)	$(478)

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	419	68	(352)	113	(406)	211	117	(12)	—

Comprehensive Income (Loss)	$424	$158	$(568)	$(269)	$(463)	$(30)	$(314)	$(627)	$(478)

Earnings per common share:
Basic	$0.00	$0.06	$(0.16)	$(0.27)	$(0.04)	$(0.17)	$(0.31)	$(0.44)	$(0.34)
Diluted	$0.00	$0.06	$(0.16)	$(0.27)	$(0.04)	$(0.17)	$(0.31)	$(0.44)	$(0.34)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date: May 12, 2004	by:	/s/ Harold G. Giomi

Harold G. Giomi
Chief Executive Officer

Date: May 12, 2004	by:	/s/ Jack B. Buchold

Jack B. Buchold
Chief Financial Officer
(principal financial and accounting officer)