Form 10QSB
period 2004-06-30
BANK HOLDINGS
filed 2004-08-16
CIK 1234383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Common stock, $0.01 par value, 2,960,430 shares outstanding as of August 10, 2004

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary
Results of Operations
Net Interest Income
Provision and Allowance for Loan Losses
Non-interest Income
Non-Interest Expense
Comprehensive Income/(loss)
Financial Condition
Securities and Other Earning Assets
Loans
Deposits
Other Funding Sources
Risk Management
Credit Risk Management
Nonperforming Assets
Asset Liability Management
Market Risk
Liquidity
Capital

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Submission of matters to a vote of security holders
Item 5.	Other information
Item 6.	Exhibits and Reports on Form 8-K

Signatures

EXHIBITS

PART I – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) (Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$11,420	$3,305
Federal funds sold	290	2,655
Cash and cash equivalents	11,710	5,960
Securities available for sale	49,788	36,913
Securities held to maturity	55,069	37,850
Other equity securities, at cost	1,031	427

Loans, gross	119,656	82,671
Allowance for loan losses	(1,212)	(822)
Deferred loan fees, net	(407)	(224)
Loans, net	118,037	81,625

Premises and equipment, net	2,602	2,069
Other assets	1,505	1,305
TOTAL ASSETS	$239,742	$166,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$33,929	$23,274
Interest bearing demand	5,494	7,295
Savings	2,488	1,855
Money Market	123,426	87,019
IRA’s	806	807
Time deposits < $100,000	4,916	5,958
Time deposits > $100,000	25,106	22,539
Total deposits	196,165	148,747
Other borrowed funds	17,000	6,125
Accrued expenses and other liabilities	481	424
Total Liabilities	213,646	155,296

Commitments and contingencies (Notes 1and 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 2,960,430 issued and outstanding as of June 30, 2004 and 1,405,930 as of December 31, 2003	30	14
Surplus	30,124	13,998
Accumulated deficit	(2,807)	(2,898)
Accumulated other comprehensive loss	(1,251)	(261)
Total stockholders’ equity	26,096	10,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,742	$166,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except per share data) (Unaudited)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2004	2003	2004	2003

Interest income:
Federal funds sold and other	$11	$24	$55	$41
Debt securities, taxable	791	365	1,492	815
Dividends	4	2	7	2
Loans, including fees	1,652	752	3,043	1,261
Total interest and dividend income	2,458	1,143	4,597	2,119

Interest expense:
Deposits	793	411	1,547	758
Other borrowed funds	32	2	95	4
Total interest expense	825	413	1,642	762

Net interest income	1,633	730	2,955	1,357

Provision for loan losses	170	362	390	452
Net interest income, after provision for loan losses	1,463	368	2,565	905

Non-interest income:
Service charges on deposit accounts	33	13	61	25
Other service charges, commissions and fees	30	25	68	49
Pre-underwriting fees	83	—	139	—
Realized gains/(losses) on sale of investments, net	(24)	205	9	498
Total non-interest income	122	243	277	572

Non-interest expense:
Salaries and employee benefits	666	431	1,270	894
Occupancy and equipment	290	222	544	395
Data processing	76	49	158	96
Other	467	291	779	531
Total non-interest expense	1,499	993	2,751	1,916

NET PROFIT/(LOSS)	$86	$(382)	$91	$(439)

Other Comprehensive income (loss), unrealized gain (loss) on securities available for sale	$(1,409)	$113	$(990)	$(293)
Comprehensive Loss	$(1,323)	$(269)	$(899)	$(732)

Net earnings (loss) per share:
Basic	0.03	(0.27)	0.04	(0.31)
Diluted	0.03	(0.27)	0.04	(0.31)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Cash flows from operating activities:
Net income/(loss)	$86	$(382)	$91	$(439)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	170	362	390	452
Net amortization of securities	291	243	435	448
Depreciation	102	88	201	167
Realized gains/(losses) on sales of investments, net	24	(205)	(9)	(498)
Net change in:
Other assets and liabilities, net	(588)	(15)	(141)	(75)
Net cash provided by operating activities	85	91	967	55

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	12,084	7,021	27,431	14,094
Purchases	(12,984)	(8,563)	(41,399)	(11,225)
Activity of securities held to maturity:
Proceeds from maturities, prepayments and calls	7,719	11,068	14,435	18,868
Purchases	(1,227)	(7,181)	(31,978)	(22,546)
Purchases of equity securities	(729)	(102)	(604)	(200)
Loan originations and principal collections, net	(10,814)	(19,437)	(36,802)	(29,828)
Purchases of premises and equipment	(228)	(79)	(734)	(181)
Net cash used in investing activities	(6,179)	(17,273)	(69,651)	(31,018)

Cash flows from financing activities:
Net increase in deposits	(10,851)	16,879	47,418	31,543
Proceeds from other borrowed funds, net	16,000	—	10,875	—
Payment on capital lease obligation	—	(5)	—	(9)
Net proceeds from issuance of common stock	20	—	16,141	—
Net cash provided by financing activities	5,169	16,874	74,434	31,534

Net change in cash and cash equivalents	(925)	(308)	5,750	571

Cash and cash equivalents at beginning of the period	12,635	5,013	5,960	4,134
Cash and cash equivalents at end of the period	$11,710	$4,705	$11,710	$4,705

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS

Notes to Consolidated Financial Statements

June 30, 2004

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

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

Analysis of certain interim financial information has been presented for both end-of period and reporting period average balances.  It is anticipated that for historical review, average balances may be more pertinent to eliminate seasonality, quarter-end growth anomalies, and computational rounding.

Reclassification

Various reclassifications have been made to the consolidated balance sheet at December 31, 2003 and the consolidated statements of operations for the periods ended June 30, 2003, in order to be consistent with the presentation as of June 30, 2004.  Further, certain captions have had minor revisions to more accurately reflect activities of the Company.  There was no change to previously reported stockholders’ equity or net income or loss.

NOTE 2 – STOCK COMPENSATION PLAN

Stock Compensation Plan

The Company has a stock-based employee compensation plan, which is more fully described in Note 12 in the Company’s December 31, 2003 Annual Report on Form 10-KSB.  The Company accounts for the plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based employee compensation cost has been reflected in the statement of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The Company’s stock option plan was amended upon the affirmative vote of shareholder’s at their June 24, 2004 Annual Meeting.  The plan was amended to allow the issuance of 591,686 shares under the plan.

	Quarter Ending June 30,		Six Months Ending June 30
	2004	2003	2004	2003
	(Dollars in thousands)
Net Income/(Loss):
As reported	$86	$(382)	$91	$(439)
Total stock-based employee compensation expense determined under fair value based method for all awards	(34)	(61)	(59)	(82)

Pro-forma net income/(loss)	$52	$(443)	$32	$(521)

Basic and diluted earnings (loss) per share
As reported	$.03	$(.27)	$.04	$(.31)
Pro forma	$.02	$(.32)	$.01	$(.37)

Assumptions for determining fair values:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Projected stock price volatility	35.0%	35.0%	35.0%	35.0%
Risk-free interest rate	4.45%	3.65%	4.45%	3.65%
Expected life of options (in years)	7.0	7.0	7.0	7.0

During the quarter ended June 30, 2004, 2,000 shares were exercised, which proceeds amounted to $20,000.  In addition, 5,000 shares were issued during the quarter at an exercise price of $14.56 per share.

NOTE 3 – SHAREHOLDERS’ EQUITY

During the three months ended June 30, 2004, the Company issued 2,000 shares of its $.01 par value common stock pursuant to the Company’s stock option plan.  Gross proceeds amounted to $20 thousand; there were no incremental costs of issuance.   During the June 30, 2004 quarter approximately $16 thousand of stock offering costs were paid for the secondary offering which closed March 22, 2004.

During the three months ended March 31, 2004, the Company issued 1,552,500 shares of its $.01 par value common stock.  850,000 shares were sold by the Company at a sales price of $11.00 per share.  702,500 shares were sold by D.A. Davidson & Co. for a net sales price of $10.23 per share.  Gross proceeds amounted to $16.5 million and direct, incremental costs of issuance were approximately $400 thousand which resulted in an increase of capital in the amount $16.1 million.

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income includes net income or loss and other comprehensive income or loss.  The Company’s only source of other comprehensive income/(loss) is derived from unrealized gains and losses on investment securities available for sale.  Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in the net income of the current period that also had been included in other comprehensive income or loss as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period.  The following table presents the reconciliation of transactions affecting Accumulated Other Comprehensive Income (Loss) included in shareholders’ equity for the periods indicated.

The components of other comprehensive income are as follows:

	Quarter Ended June 30,		Six Month Period Ending June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income (loss)	$86	$(382)	$91	$(439)
Unrealized holding gains/(losses) on available-for-sale securities	(1,433)	318	(981)	205
Less: reclassification adjustment for (gains) losses realized in net income/(loss)	24	(205)	(9)	(498)
Net unrealized holding gains/(losses)	(1,409)	113	(990)	(293)

Comprehensive (loss)	$(1,323)	$(269)	$(899)	$(732)

NOTE 5 – EARNINGS PER SHARE

Income or loss per share for all periods presented in the Consolidated Statements of Operations and Comprehensive Loss are computed based on the weighted average number of shares outstanding during each period.  The dilutive effect of stock options was not included in the computation for the loss per common share as of June 30, 2003, because the inclusion would be anti-dilutive.  Options outstanding as of June 30, 2004 were 227,000. The computation of basic and diluted earnings per weighted average share outstanding is as follows:

Earnings per common share have been computed based on the following:

	Quarter Ending		Six Months Ending
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Average number of common shares outstanding	2,959,815	1,405,930	2,268,175	1,405,930
Effect of dilutive options	77,537	—	48,881	—
Average number of common shares outstanding used to calculate diluted earnings per common share	3,037,352	1,405,930	2,317,056	1,405,930

Net income (loss)	$86	$(382)	$91	$(439)
Basic net earnings (loss) per share	$.03	$(.27)	$.04	$(.31)
Diluted net earnings (loss) per share	$.03	$(.27)	$.04	$(.31)

NOTE 6 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds of approximately $5.2 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are unsecured.  There were no balances outstanding under these agreements at June 30, 2004 and December 31, 2003.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) under which it may borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with the FHLB.  There were overnight advances of $17 million and $3 million as of June 30, 2004 and December 31, 2003, respectively.

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

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the contracted amount of the company’s exposure to off-balance sheet risk as of June 30, 2004 and December 31, 2003 is as follows:

	Contract Amount
	June 30 2004	December 31, 2003
	(Dollars in thousands)

Commitments to extend credit, including unsecured commitments of $10,593 and $1,435	$42,762	$27,000
Unsecured consumer lines of credit	767	679
Standby letters of credit	243	197
	$43,772	$27,876

Commitments to extend credit consist primarily of unfunded single-family residential construction loans, home equity lines of credit, commercial real estate construction loans, and commercial revolving lines of credit.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

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

As of June 30, 2004 there were commitment fee obligations of less than $1 thousand, for the $243 thousand Standby Letters of Credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern Nevada.  At June 30, 2004 and December 31, 2003, real estate loans accounted for approximately 61% and 63%, respectively, of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.  The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the areas the Company serves.  The Company’s goal is to maintain a diversified loan portfolio which requires the loans to be well collateralized and supported by cash flows.

NOTE 8 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the six months ended June 30, 2004 and 2003, cash paid for interest expense on interest bearing liabilities was $1.644 million and $794 thousand, respectively, while there was no cash paid for income taxes during the same period ended June 30, 2004 or 2003.  There was no real estate acquired in the settlement of loans for the six month periods ending June 30, 2004 or 2003.

NOTE 9 – SUBSEQUENT EVENTS

On July 6, 2004 the Company granted 246,500 stock options to employees and directors at an exercise price of $15.77 per share, under the Company’s 2002 Stock Option Plan. In connection with these grants, approximately $335,000 would be recognized as a potential compensation expense over the four year vesting period.

THE BANK HOLDINGS AND SUBSIDIARY

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934.  Forward-looking statements, which are based on various assumptions may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or similar terms or variations on those terms or the negative of those terms.  Forward-looking statements are subject to various factors (some of which are beyond our control), which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to, changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulation and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations.  We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

CRITICAL ACCOUNTING POLICIES

We consider the following to be our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.  The Company has made no significant changes in its critical accounting policies and assumptions compared to the disclosures made in The Bank Holdings Annual Report on Form 10-KSB for the year ended December 31, 2003.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable charge-offs on loans deemed to be uncollectible based on continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  At June 30, 2004, our allowance for loan losses amounted to $1.212 million and our provision amounted to $170 thousand $362 thousand for the quarters ended June 30, 2004 and 2003, respectively.

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on certain loans which have been classified as impaired.  On an ongoing basis an independent loan review function reviews classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on the remaining loans are based on pools of similar loans using a combination of historical loss experience and migration analysis, which considers the probability of a loan moving from one risk rating category to another over the passage of time.  Table 6 sets forth the allocation of the allowance for loan losses as of June 30, 2004 and 2003, and December 31, 2003.

OVERVIEW

The Company is still in its initial growth phase, as evidenced by the dramatic increase in total assets of nearly $74 million since the end of the year December 31, 2003 and over $129 million between the periods ended June 30, 2004 and 2003.  The Company’s deposit growth has come from the three primary sources, two of which were its branches and the third which is a specialized program of tax free real estate exchange deposits.

At the current time, the Company has a tax loss carry forward on a consolidated basis, and therefore no tax accrual or expense has been recorded for any of the periods reported within the body of this report, and the tax equivalent information is not pertinent.

At March 23, 2004 the Company completed a secondary stock offering during which 1,552,500 shares of $0.01 par value common stock were issued, which contributed approximately $16.1 million in net capital.

SUMMARY

Quarterly Analysis

We reported consolidated net income of $86 thousand or $.03 per share, for the second quarter of 2004 as compared with a loss of $382 thousand or ($.27) per share for the second quarter of 2003.  Our growth in net income for the quarter ended June, 30, 2004 over the same quarter last year was due to the substantial growth the bank is undergoing and the successful deployment of a higher volume of interest earning assets.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 1.29 % and .15%, respectively, for the quarter ended June 30, 2004 and were (13.35)% and (1.45)%, respectively, for the comparable period last year.

Results for the second quarter of 2004 improved over the same period of 2003 due primarily to the continued activities of the loan production office, increased loan and investment volumes and our ability to compete successfully in our existing markets.  Net interest income before provision for loan losses increased by $903 thousand or 124% over the second quarter of last year as the volume increase more than offset a one basis point decline in net interest margin.

Non-interest income (excluding security gains and losses) was $146 thousand and $38 thousand for the quarters ended June 30, 2004 and 2003, respectively, a 284% increase.  Non-interest expenses totaled $1.499 million and $993 thousand for the quarters ended June 30, 2004 and 2003, respectively, an increase of 51%.  The efficiency ratio was 84% in the second quarter of 2004 as compared to 129% in the comparable quarter last year.

YTD Analysis

Consolidated net income year to date amounted to $91 thousand or $.04 per share as compared with a loss of $439 thousand or ($.31) per share, during the same period in 2003.

ROE and ROA were 0.95% and 0.08% respectively, for the six months ended June 30, 2004 and (7.57)% and (0.91)% respectively for the six months ended June 30, 2003.

Net interest income for the six months ended June 30, 2004 increased by $1.597 million or 118% over the same period in 2003.  The increase was attributable to increases in the volume of interest earning assets which more than offset the 15 basis point decline in net interest margin.

Non-interest income (excluding securities gains or losses) was $268 thousand and $74 thousand for the six months ending June 30, 2004 and 2003 respectively, an increase of 262%.  The increase in non-interest income for the six months ending June 30, 2004 was attributable to the overall growth of the bank.  Non-interest expenses totaled $2.751 million and $1.916 million for the six months ending June 30, 2004 and 2003 respectively, an increase of 44%.  Salaries and benefits and occupancy expenses combined increased $525 thousand for the six months ended June 30, 2004 over the same period in 2003.  While increasing by 41% for the six months ending June 30, 2004 as compared with the same period in 2003, these expenses decreased slightly as a percent of total non-interest expense. The addition of expanded space in the bank’s headquarters for the holding company, and increased staffing due to the growth of the bank were the significant factors in these increases.  The rest of the increase in non-interest expense can also be attributed to the growth of the bank.

The efficiency ratio for the six months ended June 30, 2004 was 85%, as compared to 134% for the same period in 2003.  As the Company continues to grow and increase its non-interest income it is expected that this ratio will continue to decrease.  For a description of the methodology used to calculate the efficiency ratio, please see Note (a) to Table 3.

Average balances and rates are provided in Tables 1.

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

Quarterly Analysis

Net interest income for the second quarter of 2004 was $1.633 million, an increase of $903 thousand or 124% compared to the second quarter of 2003.  This increase was primarily due to the increases in the volume of interest earning assets and interest bearing liabilities.  Average earning assets increased $125 million or 126% for the three months ended June 30, 2004 compared to the same period in the prior year. Average loans increased by $69.8 million or 156% compared to the second quarter of 2003 primarily due to internal growth and participations purchased. Average gross loans as a percent of average earning assets was 51% and 45% for the quarters ended June 30, 2004 and 2003, respectively.

Net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased to 2.92% from 2.93% during the three months ended June 30, 2004 as compared to the same period in 2003, respectively, a decline of one basis point or .3%.

YTD Analysis

Net interest income for the six months ending June 30, 2004 was $2.955 million, an increase of $1.598 million or 118% compared to the same period in 2003.  Average earning assets increased $116.9 million or 129% for the six months ending June 30, 2004 as compared to the same period in 2003.  Average gross loans as a percent of average earning assets was 50% and 41% for the six months ending June 30, 2004 and 2003, respectively.  Net interest margin decreased to 2.86% for the six month period in 2004 as compared to 3.01% for the same period in 2003 a decline of 15 basis points or 4.9%.  The primary reasons for this margin compression were the effects of purchases of SBA loans with a lower yield than Company issued loans, and our special tax free real estate exchange money market accounts, some of which carry a premium rate.  The balance of the decline related to the impact of prepayments and repricing on loans, securities, deposits, and borrowings in a declining rate environment.

Tables 1 set forth, for the periods indicated, information regarding, (i) the total dollar amount of interest income from interest earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin (net interest income divided by average interest-earning assets).  Average balances are based on average daily balances during the indicated periods and rates are annualized based on the number of days in the period subject to review, and the number of days in the year.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined to be adequate by management to absorb losses inherent in the loan portfolio.  This allowance is increased by a provision charged to income and by recoveries on loans previously charged off.  Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation.  As discussed under “Critical Accounting Policies”, we believe that the methods we utilize to determine the allowance for loan losses constitute a critical accounting policy.  Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management” there can be no assurance that we will not have to increase the amount of our provision for loan losses in future periods.  Please see table 5.

Quarterly Analysis

We provided $170 thousand and $362 thousand for probable loan losses in the quarters ended June 30, 2004, and 2003, respectively.  The Company’s internal analysis methodology was substantially enhanced during the second quarter of 2003, giving rise to an allowance that more adequately reflects the Company’s loan portfolio composition.  The Company did not have any loans more than 30 days past due, non-accrual loans, or charged-off loans, at June 30, 2004 or 2003.  The Company also estimates an allowance for potential losses associated with off-balance-sheet commitments and standby letters of credit.  The allowance is included with other liabilities on the Company’s balance sheet and any related increases or decreases in the allowance are included in other expense.  The Company’s reserve for off-balance-sheet commitments amounted to $131 thousand and $85 thousand at June 30, 2004 and 2003, respectively.  The provision for the off-balance-sheet reserve was $32 thousand and $6 thousand for the quarter ending June 30, 2004 and 2003, respectively.  The Company continues to believe that although loan quality remains high, at some point we may experience delinquencies and potential loan charge-offs.  For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

YTD Analysis

We provided $390 thousand and $452 thousand for probable loans losses for the six months ended June 30, 2004 and 2003 respectively.  The Company did not have any loans more than 30 days past due, non-accrual loans, or charged-off loans, at June 30, 2004 or 2003.  The provision for the off-balance-sheet reserve was $56 thousand and $23 thousand for the six months ended June 30, 2004 and 2003, respectively.

Non-interest Income

Quarterly Analysis

Second quarter non-interest income, excluding securities gains and losses, totaled $146 thousand, an increase of $108 thousand from the second quarter of 2003.  This increase was due to increases in deposit service income, other service charges and fees, and pre-underwriting fees which amounted to an increase of $108 thousand or 284% increase over the same period in 2003.  During the second quarter of 2004 we sold $9.986 million in securities.  Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any prior period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

YTD Analysis

For the six months ending June 30, 2004 non-interest income, excluding securities gains and losses, totaled $268 thousand, an increase of $194 thousand or 262% from the same period in 2003.  Loan pre-underwriting fees comprised 52% of such increase.  These fees are generated as a result of loan production activities primarily in the California market, which may be subject to governmental programs as well as market and economic conditions beyond the Company’s immediate control.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $1.499 million and $993 thousand for the quarters ended June 30, 2004 and 2003, respectively, which represented an increase of $506 thousand or 51%.  Expense categories that increased the most included salaries and employee benefit expenses, occupancy expenses and legal expenses.  These increases were driven by additional staffing, expansion of existing facilities, the addition of new facilities, and implementation of the holding company.  The efficiency ratio was 84% and 129% for the quarters ended June 30, 2004 and 2003, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended June 30, 2004 increased $235 thousand or 55% from the same quarter 2003.  The increase was primarily due to additional employees, with a full time equivalent (FTE) staffing level of 39 and 31 as of June 30, 2004 and 2003, respectively.  For the quarter ended June 30, 2004, such costs approximated 1.19% of average earning assets, as compared to 1.73% for the same period in 2003.

Occupancy Expense amounted to $290 thousand for the quarter ended June 30, 2004, an increase of $68 thousand or 31% from the same quarter in 2003, primarily due to the increase in new facilities housing the administrative and holding company offices.  Further, the Bank is in the process of completing an approved but unopened branch in northwest Reno.

Data processing expenses amounted to $76 thousand and $49 thousand at June 30, 2004 and 2003, a $27 thousand increase or 55% over the second quarter 2003.  The increase was primarily due to the growth of staff and facilities of the Company, and the Company’s reliance on technology to achieve greater availability of customer access to banking products on a 24/7 basis.

Other expenses amounted to $467 thousand and $291 thousand, a $176 thousand increase or 60% during the quarter ended June 30, 2004 as compared to 2003.  These increases are primarily due to growth of the Company, and for the quarter ended June 30, 2004 represented .83% of average earning assets, as compared to 1.17% for the same period of 2003.

YTD Analysis

Non-interest expense amounted to $2.751 million and $1.916 million for the six months ending June 30, 2004 and 2003 respectively, which represented an increase of $835 thousand or 44%.  The efficiency ratio was 85% and 134% for the six month period ending June 30, 2004 and 2003, respectively.

Salaries amounted to $1.210 million and $894 thousand, a $376 thousand increase or 42% for the six months ending June 30, 2004 as compared to the same period in 2003.  Salaries decreased 75 basis points or .75% as a percentage of average earning assets for the six months ending June 30, 2004 compared with the same period in 2003. As a result, for the six months ended June 30, 2004 such costs were about 1.23% of average earning assets, as compared to 1.98% for the same period in 2003.

For the six months ending June 30, 2004 occupancy expense amounted to $544 thousand, an increase of $149 thousand or 38% over the comparable period in 2003.  Occupancy expenses decreased 35 basis points as a percentage of average earning assets during the six month period ending June 30, 2004 to .53% from .88% when compared to 2003.

Data processing expense amounted to $158 thousand for the six months ending June 30, 2004, an increase of $62 thousand or 65% over the same period in 2003.  As a percentage of average earning assets, data processing expenses declined six (6) basis points to .15% from .21% for the six months ending June 30, 2004 as compared with 2003.

The other expenses amounted to $779 thousand for the six months ending June 30, 2004, an increase of $248 thousand or 47%, over the same period ending in 2003.  As a percentage of average earning assets, all other expenses declined 43 basis points to .75% for the six months ending June 30, 2004 as compared with 1.18% for the same period in 2003.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Comprehensive Income/(Loss)

Quarterly Analysis

Our available for sale investment portfolio had net unrealized losses of $1.251 million at June 30, 2004 and $261 thousand at December 31, 2003.  At June 30, 2004 the net unrealized loss represented 2.51% of securities available for sale.  Comprehensive income differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the increase in comprehensive loss is due to a change in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.

The Company’s comprehensive loss was $1.323 million during the three months ended June 30, 2004 as compared to a comprehensive loss of $269 thousand during the quarter ended June 30, 2003.  As financial rates increase over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is not unlikely that investment portfolio depreciation will change during the rest of 2004.

YTD Analysis

For the six months ended June 30, 2004 the Company’s comprehensive loss was $899 thousand as compared to the comprehensive loss of $732 thousand for the same period during 2003.

FINANCIAL CONDITION

Our consolidated total assets were $239 million and $166 million at June 30, 2004 and December 31, 2003, respectively.  Total average assets were $236 million and $105 million for the three months ended June 30, 2004 and 2003, respectively.  This change reflects the continuing growth of the Company.

Securities and Other Earning Assets

The investment portfolio was $105 million at June 30, 2004 and averaged $111 million during the second quarter of 2004 as compared to $48 million and an average of $55 million in the first quarter of 2003.  The securities portfolio consists primarily of Mortgage-backed securities and U.S. Government agency securities.  The average yield on securities was 2.93% for the quarter ended June 30, 2004 and 2.85% for the quarter ended June 30, 2003.  Securities available for sale had a net unrealized loss of $1.251 million at June 30, 2004 as compared to the net unrealized loss of $261 thousand at December 31, 2003.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.  Please refer to the Note 4 of the Notes to the Consolidated Financial Statements for more information.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be it’s percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the company’s investment portfolio at June 30, 2004 is 2.85, as compared with 1.66 as of March 31, 2004, and 2.61 as of December 31, 2003.

Loans

Quarterly Analysis

Total gross loans amounted $119.7 million, $107.4 million and $55.3 million at June 30, March 31, 2004 and June 30, 2003, respectively.  Gross loans averaged $114.5 million for the second quarter of 2004, an increase of $69.8 million or 156% from the average amount of such loans during the second quarter of 2003.  Gross loans increased nearly $20 million during the second quarter ending June 30, 2004 versus an increase of approximately $16 million for the same period during 2003.

YTD Analysis

Commercial real estate loans amounted to $34.7 million and $22.8 million at June 30, 2004 and December 31, 2003, respectively.  These loans increased $11.8 million or 52% from the amount of such loans since year end December 31, 2003.  Residential real estate loans and construction and land development increased $8.6 million or 29% over December 31, 2003 balances.  These increases are primarily due to internal growth.

Commercial loan business amounted to $19 million and $14.6 million at June 30, 2004 and December 31, 2003, respectively.  Commercial loans increased about $4 million or 27% over the balances at December 31, 2003.  The increase was due to internal growth and the addition of the loan production office.  At June 30, 2004 the Company had $24 million outstanding of purchased USDA/SBA loans.  This represented a 110% increase over the balance of $11.6 which was outstanding as of December 31, 2003.

Consumer loans amounted to $3.5 million and $4.3 million at June 30, 2004 and December 31, 2003, respectively.  Consumer loans decreased $779 thousand or 18% from the balances outstanding as of December 31, 2003.

Deposits

Total deposits were $196 million and $149 million as of June 30, 2004 and December 31, 2003 respectively, an increase of $47 million or 32%.  Core deposits (deposits, excluding certificates of deposit greater than $100 thousand), increased $45 million since December 31, 2003 or 36%.  The ratio of gross loans to deposits was 61% and 55.6% at June 30, 2004 and December 31, 2003, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $34 million at June 30, and March 31, 2004, respectively.  Average non-interest bearing deposits totaled $30 million during the second quarter of 2004, which represented 15.2% of total deposits and $25 million during the first quarter of 2004.  This is an increase of $5.3 million or 21% during the quarter.  The increase in non-interest bearing deposits reflected strong growth in commercial and personal accounts.

Interest bearing deposits amounted to approximately $162 million and $173 million at June 30, and March 31, 2004, respectively.  Average interest-bearing deposits of about $168 million reflected during the second quarter of 2004, increased about $12 million during the quarter as compared to the average of $156 million during the first quarter.  All types of interest-bearing deposits increased across the board during the quarter, except for time certificates under $100 thousand and NOW accounts.  Average time certificates under $100 thousand decreased $385 thousand or 72% and NOW accounts decreased $1.111 million or 16% during the quarter ended June 30, 2004.

Included in the deposit categories above are public deposits, which averaged $7.5 million as of June 30, 2004 and December 31, 2003.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

YTD Analysis

Average non-interest bearing deposits totaled $27 million during the six months ended June 30, 2004 which represented 15% of total deposits.  This is an increase of $7.6 million since December 31, 2003 or 39%.

Average interest-bearing deposits totaled about $162 million during the six months ended June 30, 2004 an increase of $39 million since December 31, 2003 or 30%.  Average time certificates under $100 thousand decreased $425 thousand since December 31, 2003 or 7% during the period ended June 30, 2004.  Average NOW accounts decreased $919 thousand since December 31, 2003 or 13% during the period ended June 30, 2004.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased, other short term borrowings, and lease obligations, amounted to $17 million at June 30, 2004 and $6.1 million at December 31, 2003, respectively.  The Company has available federal funds borrowing lines amounting to $5.2 million as of June 30, 2004.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit in the amount of $34 million as of June 30, 2004.

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

Our real estate loan portfolio accounted for 61% of the total loan portfolio as of June 30, 2004 and 63% at December 31, 2003.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial business loans accounted for 16% of the total loan portfolio as of June 31, 2004 and 18% as of December 31, 2003.  Commercial business loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economy of our market area.  Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets including real property.  SBA and USDA/SBA purchased loans outstanding amounted to $24 million and $12 million as of June 30, 2004 and December 31, 2003, respectively.

Consumer loans accounted for 3% of our total loan portfolio as of June 30, 2004 as compared to 5% at December 31, 2003.  This decrease was primarily due to the overriding volume increases in other lending categories, over the periods under review.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which does not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale.  The Company did not have any nonperforming assets at June 30, 2004 or December 31, 2003 respectively.

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

Interest rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which we are exposed.  Interest rate risk is the sensitivity of income to changes in interest rates.  Changes in interest rates as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of revenue.  This risk arises directly from our core banking activities – lending and deposit gathering.  In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by us, (ii) the ability of borrowers to repay adjustable or variable rate loans (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities, (v) the fair value of our saleable assets, (vi) the amount of unrealized gains and losses on securities available for sale per SFAS No. 115, and the resultant ability to realize gains, and (vii) the early withdrawal likelihood of customer originated certificates of deposit.

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

As of June 30, 2004 the Company had $78 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through sale of securities or collateralized borrowings.  This represented 40% of deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.

CAPITAL

At June 30, 2004, shareholders’ equity amounted to $26.1 million or 11% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 11.  As indicated in such Table, we currently exceed all regulatory capital requirements.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines.  We believe that the Company has an adequate level of capital in relation to its balance sheet size, business mix and levels of risk and, as a result, we do not presently anticipate that the capital ratios will materially change from their present levels.  The Company’s current capital position exceeds minimum thresholds established by industry regulators.  Based on current regulatory definitions, the Bank is well capitalized, which is the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.

The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member banks such as the Bank.  These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance-sheet exposures.  There are two categories of capital under the guidelines.  The first is Tier 1 Capital which includes common stockholders’ equity and qualifying minority interest in consolidated subsidiaries, less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The second is Tier 2 Capital which includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on June 24, 2004.  Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for directorship as listed in the proxy statement, and all such nominees were elected pursuant to the vote of shareholders.  The directors noted below were elected to one-year terms.  The votes tabulated were:

	Authority Given	Authority Withheld
Edward Allison	2,210,527	6,300
Joseph Bourdeau	2,210,527	6,300
Edward Coppin	2,210,527	6,300
Hal Giomi	2,210,527	6,300

The proposed amendment to The Bank Holdings 2002 Stock Option Plan to increase the number of shares of common stock allocated for issuance was approved pursuant to the vote of shareholders.  The votes tabulated were:

	Authority Given	Against	Abstain
Amendment to the 2002 Stock Option Plan	1,731,372	84,727	18,608

Item 5.  Other Information

– not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)          The following exhibits are filed as part of this report.

Exhibit Number	Description

10.1	Employment Agreement of John Donovan
10.2	Incentive Stock Option Agreement of John Donovan
10.3	Non-qualified Stock Option Agreement of John Donovan
10.4	Non-qualified Stock Option Agreement of Harold G. Giomi
10.5	Non-qualified Stock Option Agreement of David A. Funk
10.6	Non-qualified Stock Option Agreement of Joe P. Bourdeau
10.7	Non-qualified Stock Option Agreement of Robert J. Walter
10.8	Non-qualified Stock Option Agreement of Jack B. Buchold
10.9	Non-qualified Stock Option Agreement of Director Edward Allison
10.10	Non-qualified Stock Option Agreement of Director Robert Barone
10.11	Non-qualified Stock Option Agreement of Director Keith Capurro
10.12	Non-qualified Stock Option Agreement of Director Jan Clark
10.13	Non-qualified Stock Option Agreement of Director Edward Coppin
10.14	Non-qualified Stock Option Agreement of Director Leonard Detrick
10.15	Non-qualified Stock Option Agreement of Director Jesse Haw
10.16	Non-qualified Stock Option Agreement of Director Jim Mancuso
10.17	Non-qualified Stock Option Agreement of John Donovan
Exhibit No.31.1	Certification of Chief Executive Officer Under 18 U.S.C. § 1350.
Exhibit No.31.1	Certification of Chief Financial Officer Under 18 U.S.C. § 1350.
Exhibit No. 32	Certification of Periodic Financial Report.

(b)         We filed a Current Report on Form 8-K on May 3, 2004.  On May 3, 2004, The Bank Holdings issued a press release concerning its results of operations and financial condition as of and for the calendar quarter ending March 31, 2004.

FINANCIAL TABLES

Table 1 - QUARTERLY Average Balances and Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income on interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.

	For the Quarter Ended June 30,			For the Quarter Ended June 30,
	2004(a,b,f)			2003(a,b,f)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$3,119	$11	1.42%	$6,143	$24	1.57%
Securities	106,594	791	2.98%	48,693	365	3.01%
Equity	926	4	1.74%	228	2	3.52%
Total Investments	110,639	806	2.93%	55,064	391	2.85%

Loans: (c)
Commercial	38,092	399	4.21%	7,315	106	5.81%
Real Estate	68,203	1,150	6.78%	34,443	603	7.02%
Consumer	1,077	16	5.98%	995	17	6.85%
Security Lines	7,122	87	4.91%	1,950	26	5.35%
Other	32	—	0.00%	10	—	0.00%
Total Loans	114,526	1,652	5.80%	44,713	752	6.75%
Total Earning Assets(e)	225,165	2,458	4.39%	99,777	1,143	4.59%
Non-Earning Assets	10,776			5,509
Total Assets	$235,941			$105,286
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	5,670	2	0.14%	$5,085	$6	0.47%
Savings Accounts	2,141	3	0.56%	1,038	3	1.16%
Money Market	125,527	620	1.99%	49,570	255	2.06%
IRA’s	866	4	1.86%	540	3	2.23%
Certificates of Deposit<$100,000	5,096	21	1.66%	5,572	35	2.52%
Certificates of Deposit>$100,000	28,425	143	2.02%	17,575	109	2.49%
Total Interest Bearing Deposits	167,725	793	1.90%	79,380	411	2.08%
Borrowed Funds:
Other Borrowings	10,738	32	1.20%	53	2	15.14%
Total Borrowed Funds	10,738	32	1.20%	53	2	15.14%
Total Interest Bearing Liabilities	178,463	825	1.86%	79,433	413	2.09%
Demand Deposits	30,149			13,665
Other Liabilities	671			739
Shareholders’ Equity	26,658			11,449
Total Liabilities and Shareholders’ Equity	$235,941			$105,286

Interest Rate Spread(d)			2.53%			2.51%

Interest Income/Earning Assets			4.39%			4.59%
Interest Expense/Earning Assets			1.47%			1.66%
Net Interest Income and Margin (g)		$1,633	2.92%		$730	2.93%

(a)  Average balances are obtained from the best available daily or monthly data.

(b)  Yields are reflected on a tax equivalent basis.

(c)  Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)  Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e)  There were no non-accrual loans during the periods contained in this report.

(f)  Annualized.

(g)  Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 1(a) - YTD Average Balances and Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income on interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2004(a,b,f)			2003(a,b,f)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$9,042	$55	1.22%	$5,220	$41	1.58%
Securities	93,565	1,492	3.21%	48,629	815	3.38%
Equity	640	7	2.20%	155	2	2.60%
Total Investments	103,246	1,554	3.03%	54,004	858	3.20%

Loans: (c)
Commercial	33,591	737	4.41%	5,699	164	5.80%
Real Estate	63,428	2,115	6.71%	29,006	1,030	7.16%
Consumer	1,505	43	5.75%	1,014	34	6.76%
Security Lines	5,997	148	4.96%	1,246	33	5.34%
Other	43	—	0.00%	15	—	0.00%
Total Loans	104,563	3,043	5.85%	36,980	1,261	6.88%
Total Earning Assets(e)	207,809	4,597	4.45%	90,984	2,119	4.70%
Non-Earning Assets	8,696			5,349
Total Assets	$216,505			$96,333
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$6,225	$5	0.16%	$5,003	$8	0.32%
Savings Accounts	2,006	5	0.50%	948	5	1.06%
Money Market	121,085	1,214	2.02%	45,825	484	2.13%
IRA’s	855	7	1.65%	435	5	2.32%
Certificates of Deposit<$100,000	5,289	45	1.71%	5,159	69	2.70%
Certificates of Deposit>$100,000	26,315	271	2.07%	14,165	187	2.66%
Total Interest Bearing Deposits	161,775	1,547	1.92%	71,535	758	2.14%
Borrowed Funds:
Other Borrowings	7,576	95	2.52%	202	4	3.99%
Total Borrowed Funds	7,576	95	2.52%	202	4	3.99%
Total Interest Bearing Liabilities	169,351	1,642	1.95%	71,737	762	2.14%
Demand Deposits	27,393			12,436
Other Liabilities	617			558
Shareholders’ Equity	19,144			11,602
Total Liabilities and Shareholders’ Equity	$216,505			$96,333

Interest Rate Spread(d)			2.50%			2.55%

Interest Income/Earning Assets			4.45%			4.70%
Interest Expense/Earning Assets			1.59%			1.69%
Net Interest Income and Margin (g)		$2,955	2.86%		$1,357	3.01%

(a)  Average balances are obtained from the best available daily or monthly data.

(b)  Yields are reflected on a tax equivalent basis.

(c)  Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)  Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e)  There were no non-accrual loans during the periods contained in this report.

(f)  Annualized.

(g)  Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 1(b) - HISTORICAL Average Balances and Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income on interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.

	For the Quarter Ended March 31,			For the Quarter Ended December 31,			For the Quarter Ended September 30,
	2004(a,b,f)			2003(a,b,f)			2003(a,b,f)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$14,965	$44	1.18%	$2,592	$8	1.22%	$6,852	$19	1.10%
Securities	80,535	701	3.50%	80,003	694	3.44%	62,360	435	2.77%
Equity	353	3	3.42%	310	2	2.56%	252	1	1.57%
Total Investments	95,853	748	3.14%	82,905	704	3.37%	69,464	455	2.60%

Loans: (c)
Commercial	29,090	338	4.67%	12,921	106	3.25%	8,388	105	4.97%
Real Estate	58,653	965	6.62%	50,283	851	6.71%	44,103	716	6.44%
Consumer	1,933	27	5.62%	1,351	19	5.58%	1,244	22	7.02%
Security Lines	4,873	61	5.00%	4,399	55	4.96%	3,366	98	11.55%
Other	53	—	0.00%	66	—	0.00%	15	—	0.00%
Total Loans	94,602	1,391	5.91%	69,020	1,031	5.93%	57,116	941	6.54%
Total Earning Assets(e)	190,455	2,139	4.52%	151,925	1,735	4.53%	126,580	1,396	4.38%
Non-Earning Assets	9,716			5,497			6,873
Total Assets	$200,171			$157,422			$133,453
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$6,781	$3	0.18%	$7,144	$3	0.17%	$6,197	$4	0.26%
Savings Accounts	1,871	2	0.43%	1,639	2	0.48%	1,377	1	0.29%
Money Market	116,644	594	2.05%	84,868	395	1.85%	69,483	369	2.11%
IRA’s	844	3	1.43%	750	3	1.59%	631	4	2.51%
Certificates of Deposit<$100,000	5,481	24	1.76%	5,714	28	1.94%	5,587	30	2.13%
Certificates of Deposit>$100,000	24,205	128	2.13%	22,785	125	2.18%	21,480	120	2.22%
Total Interest Bearing Deposits	155,826	754	1.95%	122,900	556	1.79%	104,755	528	2.00%
Borrowed Funds:
Other Borrowings	4,063	63	6.24%	1,905	42	8.75%	357	5	5.56%
Total Borrowed Funds	4,063	63	6.24%	1,905	42	8.75%	357	5	5.56%
Total Interest Bearing Liabilities	159,889	817	2.06%	124,805	598	1.90%	105,112	533	2.01%
Demand Deposits	24,866			19,769			16,764
Other Liabilities	407			328			435
Shareholders’ Equity	15,009			12,520			11,142
Total Liabilities and Shareholders’ Equity	$200,171			$157,422			$133,453

Interest Rate Spread(d)			2.46%			2.63%			2.36%

Interest Income/Earning Assets			4.52%			4.53%			4.38%
Interest Expense/Earning Assets			1.73%			1.56%			1.67%
Net Interest Income and Margin (g)		$1,322	2.79%		$1,137	2.97%		$863	2.70%

(a)  Average balances are obtained from the best available daily or monthly data.

(b)  Yields are reflected on a tax equivalent basis.

(c)  Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)  Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e)  There were no non-accrual loans during the periods contained in this report.

(f)  Annualized.

(g)  Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 1(b) - HISTORICAL Average Balances and Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income on interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.

	For the Quarter Ended June 30,			For the Quarter Ended March 31,
	2003(a,b,f)			2003(a,b,f)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$6,143	$24	1.57%	$4,288	$17	1.61%
Securities	48,693	365	3.01%	48,564	450	3.76%
Equity	228	2	3.52%	81	—	0.00%
Total Investments	55,064	391	2.85%	52,933	467	3.58%

Loans: (c)
Commercial	7,315	106	5.81%	4,065	59	5.89%
Real Estate	34,443	603	7.02%	23,510	427	7.37%
Consumer	995	17	6.85%	1,033	17	6.67%
Security Lines	1,950	26	5.35%	534	6	4.56%
Other	10	—	0.00%	19	—	0.00%
Total Loans	44,713	752	6.75%	29,161	509	7.08%
Total Earning Assets(e)	99,777	1,143	4.59%	82,094	976	4.82%
Non-Earning Assets	5,509			5,187
Total Assets	$105,286			$87,281
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$5,085	$6	0.47%	$4,921	$2	0.16%
Savings Accounts	1,038	3	1.16%	857	2	0.95%
Money Market	49,570	255	2.06%	42,038	229	2.21%
IRA’s	540	3	2.23%	330	2	2.46%
Certificates of Deposit<$100,000	5,572	35	2.52%	4,741	35	2.99%
Certificates of Deposit>$100,000	17,575	109	2.49%	10,717	77	2.91%
Total Interest Bearing Deposits	79,380	411	2.08%	63,604	347	2.21%
Borrowed Funds:
Other Borrowings	53	2	15.14%	352	2	2.30%
Total Borrowed Funds	53	2	15.14%	352	2	2.30%
Total Interest Bearing Liabilities	79,433	413	2.09%	63,956	349	2.21%
Demand Deposits	13,665			11,193
Other Liabilities	739			375
Shareholders’ Equity	11,449			11,756
Total Liabilities and Shareholders’ Equity	$105,286			$87,281

Interest Rate Spread(d)			2.51%			2.61%

Interest Income/Earning Assets			4.59%			4.82%
Interest Expense/Earning Assets			1.66%			1.76%
Net Interest Income and Margin (g)		$730	2.93%		$627	3.06%

(a)  Average balances are obtained from the best available daily or monthly data.

(b)  Yields are reflected on a tax equivalent basis.

(c)  Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)  Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e)  There were no non-accrual loans during the periods contained in this report.

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

	Quarter Ended June 30, 2004 vs. 2003 Increase (Decrease) Due to				Six Months Ended June 30, 2004 vs. 2003 Increase (Decrease) Due to
	Volume	Rate	Rate and Volume (1)	Total Change	Volume	Rate	Rate and Volume (1)	Total Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$(12)	$(2)	$1	$(13)	$30	$(9)	$(7)	$14
Securities	433	(4)	(3)	426	755	(41)	(37)	677
Equity	6	(1)	(3)	2	6	—	(1)	5
Total Investment Income	427	(7)	(5)	415	791	(50)	(45)	696

Loans:
Commerical	445	(29)	(123)	293	804	(39)	(192)	573
Real Estate	596	(21)	(28)	547	1,225	(64)	(76)	1,085
Consumer	1	(2)	—	(1)	17	(5)	(3)	9
Security Lines	70	(2)	(7)	61	126	(2)	(9)	115
Other	—	—	—	—	—	—	—	—
Total Loan Income	1,112	(54)	(158)	900	2,172	(110)	(280)	1,782

Total Interest Income	1,539	(61)	(163)	1,315	2,963	(160)	(325)	2,478

Interest Expense
Interest Bearing Deposits:
Now Accounts	1	(4)	(1)	(4)	2	(4)	(1)	(3)
Savings	3	(2)	(1)	—	6	(3)	(3)	—
Money market	389	(9)	(15)	365	797	(25)	(42)	730
IRA’s	2	(1)	—	1	5	(1)	(2)	2
Certificates of deposit<$100,000	(3)	(12)	1	(14)	2	(26)	—	(24)
Certificates of deposit>$100,000	67	(21)	(12)	34	161	(42)	(35)	84
Total interest-bearing deposits	459	(49)	(28)	382	973	(101)	(83)	789

Borrowed Funds	402	(2)	(370)	30	146	(1)	(54)	91

Total interest expense	861	(51)	(398)	412	1,119	(102)	(137)	880

Net Interest Income	$678	$(10)	$235	$903	$1,844	$(58)	$(188)	$1,598

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$33	27.05%	$13	5.35%	$61	22.02%	$25	4.37%
Other service charges, commissions and fees	30	24.59%	25	10.29%	68	24.55%	49	8.57%
Pre-underwriting fees	83	68.03%	—	0.00%	139	50.18%	—	0.00%
Gain/(loss) on sale of securities	(24)	-19.67%	205	84.36%	9	3.25%	498	87.06%
Total non-interest income	122	100.00%	243	100.00%	277	100.00%	572	100.00%

As a percent of average earning assets		0.22%		0.98%		0.25%		1.27%

Other Operating Expense:

Salaries and employee benefits	666	44.43%	431	43.40%	1,270	46.17%	894	46.66%
Occupancy costs	290	19.35%	222	22.36%	544	19.77%	395	20.62%
Advertising and marketing costs	45	3.00%	34	3.42%	92	3.34%	70	3.65%
Data processing costs	76	5.07%	49	4.93%	158	5.74%	96	5.01%
Deposit services costs	49	3.27%	41	4.13%	92	3.34%	71	3.71%
Loan servicing costs	(2)	-0.13%	9	0.91%	2	0.07%	22	1.15%
Provision for undisbursed loan commitments	32	2.13%	6	0.60%	56	2.04%	23	1.20%
Telephone and data communications	31	2.07%	31	3.12%	65	2.36%	54	2.82%
Postage	9	0.60%	7	0.70%	24	0.87%	14	0.73%
Legal and accounting	78	5.20%	58	5.84%	186	6.76%	87	4.54%
Other professional services	103	6.87%	22	2.22%	121	4.40%	45	2.35%
Stationery and supplies	38	2.54%	26	2.62%	54	1.96%	42	2.19%
Other	84	5.60%	57	5.74%	87	3.16%	103	5.38%
Total non-interest expense	$1,499	100.00%	$993	100.00%	$2,751	100.00%	$1,916	100.00%

As a percentage of average earning assets		2.68%		3.99%		2.46%		4.25%
Net non-interest income as a percentage of average earning assets		2.46%		3.31%		2.20%		2.98%

Efficiency ratio (a)		84.26%		129.30%		85.36%		133.89%

(a)  Represents non-interest expenses as a percentage of net interest income and non-interest income excluding securities gains and losses.

Table 4 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of June 30, 2004		As of June 30, 2003		As of December 31, 2003
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)

Commercial and Industrial	$19,084	15.95%	$8,108	14.65%	$14,609	17.67%
Real Estate:
Commercial	34,660	28.97%	5,433	9.82%	22,768	27.54%
Residential	11,082	9.26%	18,792	33.95%	9,160	11.08%
Construction and Land Development	27,006	22.57%	19,107	34.52%	20,284	24.54%
Total Real Estate	72,748	60.80%	43,332	78.29%	52,212	63.16%

SBA / USDA Loans	24,331	20.33%	492	0.89%	11,578	14.00%
Consumer loans	3,493	2.92%	3,418	6.17%	4,272	5.17%
Gross Loans	119,656	100.00%	55,349	100.00%	82,671	100.00%

Less:
Allowance for Loan Losses	1,212		672		822
Net Unearned Loan Fees/Costs	407		206		224
Net Loans	$118,037		$54,472		$81,625

Table 5 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended		For the YTD Periods Ending,
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
(Dollars in thousands)

Allowance at the beginning of the period	$1,042	$310	$822	$220

Charge-offs:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	—	—
USDA/SBA	—	—	—	—
Real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Charged-Off	—	—	—	—

Recoveries:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	—	—
USDA/SBA	—	—	—	—
Real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Recovered	—	—	—	—

Net loan charge offs	—	—	—	—

Provision charged to expense	170	362	390	452

Balance	$1,212	$672	$1,212	$672

Average gross loans outstanding during period	$114,526	$44,713	$104,563	$36,980
Gross loans outstanding at end of period	$119,656	$55,349	$119,656	$55,349

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	1.01%	1.21%	1.01%	1.21%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a	n/a	n/a

Table 5(a) - Table of HISTORICAL Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

For the Quarters Ended
	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
(Dollars in thousands)

Allowance at the beginning of the period	$822	$767	$672	$310	$220

Charge-offs:
Agricultural	—	—	—	—	—
Commercial & industrial loans	—	—	—	—	—
USDA/SBA	—	—	—	—
Real estate loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total Loans Charged-Off	—	—	—	—	—

Recoveries:
Agricultural	—	—	—	—	—
Commercial & industrial loans	—	—	—	—	—
USDA/SBA	—	—	—	—
Real estate loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total Loans Recovered	—	—	—	—	—

Net loan charge offs	—	—	—	—	—

Provision charged to expense	220	55	95	362	90

Balance	$1,042	$822	$767	$672	$310

Average gross loans outstanding during period	$94,602	$69,020	$57,116	$44,713	$29,161
Gross loans outstanding at end of period	$108,719	$82,671	$63,467	$55,349	$35,531

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a	n/a	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	0.96%	0.99%	1.21%	1.21%	0.87%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a	n/a	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a	n/a	n/a	n/a

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

	As of June 30, 2004		As of June 30, 2003		As of December 31, 2003
	Amount	% Total Loans(1)	Amount	% Total Loans(1)	Amount	% Total Loans(1)
	(Dollars in thousands)

Commercial and Industrial	$228	15.95%	$109	14.65%	$146	17.67%
Real Estate:
Commercial	466	28.97%	192	9.82%	301	27.54%
Residential	46	9.26%	75	33.95%	42	11.08%
Construction and Land Development	362	22.57%	199	34.52%	222	24.54%
Total Real Estate	874	60.80%	466	78.29%	565	63.16%

SBA / USDA/ Govt Gtd Loans	4	20.33%	7	0.89%	8	14.00%
Consumer loans	87	2.92%	78	6.17%	103	5.17%
Unallocated	19	0.00%	12	0.00%	—	0.00%
	$1,212	100.00%	$672	100.00%	$822	100.00%

(1) Represents percentage of loans in category to total loans.

Table 7 - Securities Available for Sale and Held to Maturity

The following table sets forth our investment securities as of the dates indicated.

	June 30, 2004		June 30, 2003		December 31, 2003
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(Dollars in thousands)
Available for Sale

US Gov’t agencies	$38,887	$37,821	$9,183	$9,210	$24,515	$24,215
SBA Loan Pools	5,954	5,901	—	—	—	—
Corporate bonds	5,571	5,457	796	793	12,032	12,079
State & political subdivisions	627	609	501	501	627	619
Subtotal, Available for Sale	$51,039	$49,788	$10,480	$10,504	$37,174	$36,913

Held to Maturity

US Treasury and Government Agency Securities	$2,970	$2,938	$8,188	$8,354	$6,153	$6,203
Mortgage-backed securities	50,583	49,540	27,578	27,804	29,674	29,538
Corporate bonds	1,277	1,362	2,023	2,192	1,775	1,910
State & political subdivisions	239	266	—	—	248	287
Subtotal, Held to Maturity	$55,069	$54,106	$37,789	$38,350	$37,850	$37,938

Total Securities	$106,108	$103,894	$48,269	$48,854	$75,024	$74,851

Fair value as a % of amortized cost of Held to Maturity Securities		98.3%		101.5%		100.2%

Table 8 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of June 30, 2004.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
	Less than 1 Year		1 to 5 Years		More Than 5 to 10 Years		More Than 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$—	—	$25,215	2.81%	$12,605	4.61%			$37,821	3.43%
SBA Loan Pools	—	—	—	—	—	—	$5,901	2.67%	$5,901	2.67%
Mortgage-backed Securities	—	—	—	—	—	—	—	—	—	—
State & Political subdivisions	—	—	484	2.57%	125	4.30%	—	—	609	2.92%
Corporate Bonds	—	—	5,457	3.74%	—	—	—	—	5,457	3.97%
Total Available for Sale Securities	$—		$31,156		$12,730		$5,901		$49,788	3.37%

Held to Maturity Securities

US Government Agencies	$—	—	$2,215	3.14%	$755	6.00%	$—	—	$2,970	3.88%
Mortgage-backed Securities	—	—	4,244	2.90%	18,609	3.05%	27,730	3.07%	50,583	3.27%
State & Political subdivisions	—	—	—	—	—	—	239	6.00%	239	6.00%
Corporate Bonds	—	—	1,277	6.44%	—	—	—	—	1,277	6.44%
Total Held to Maturity Securities	$—		$7,736		$19,364		$27,969		$55,069	3.41%

Total Investment Securities	$—		$38,892		$32,094		$33,870		$104,857	3.48%

Table 9 - Premises and Equipment

The following table sets forth the cost and net book value of our fixed assets as of the dates indicated.

	As of June 30, 2004			As of June 30, 2003			As of December 31, 2003
	(Dollars in thousands)
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Leasehold Improvements	$933	$139	$794	$1,061	$69	$992	$969	$103	$866
Construction in Progress	34	—	34	—	—	—	30	—	30
Furniture and Equipment	2,377	603	1,774	1,484	287	1,197	1,612	439	1,173
Total	$3,344	$742	$2,602	$2,545	$356	$2,189	$2,611	$542	$2,069

Table 10 - Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on our net interest income over a 12 month period following June 30, 2004 in the event of a ramping up of the indicated increases or decreases in market interest rates.

(Dollars in thousands)	Change in Net Interest Income	Percentage Change
Scenario

Up 200 basis points	$(8)	0.00%
Up 100 basis points	$21	0.01%
Down 100 basis points	$(253)	0.11%
Down 200 basis points	$(838)	-0.35%

Table 11 - Capital Adequacy - Risk-based Ratios

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,690	21.56%	$10,601	8.00%	NA	NA
Nevada Security Bank	$23,590	17.80%	$10,601	8.00%	$13,252	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,347	20.55%	$5,301	4.00%	NA	NA
Nevada Security Bank	$22,247	16.79%	$5,301	4.00%	7,951	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,347	11.38%	$9,407	4.00%	NA	NA
Nevada Security Bank	$22,247	9.46%	$9,407	4.00%	$11,759	5.00%

March 31, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,398	23.60%	$9,555	8.00%	NA	NA
Nevada Security Bank	$23,133	19.37%	$9,555	8.00%	$11,944	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,257	22.65%	$4,778	4.00%	NA	NA
Nevada Security Bank	$21,992	18.41%	$4,778	4.00%	7,166	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,257	13.75%	$7,882	4.00%	NA	NA
Nevada Security Bank	$21,992	11.16%	$7,882	4.00%	$9,852	5.00%

December 31, 2003
Total Capital to Risk Weighted Assets
The Bank Holdings	$12,011	11.84%	$8,118	8.00%	NA	NA
Nevada Security Bank	$14,853	14.64%	$8,118	8.00%	$10,148	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$11,114	10.94%	$4,059	4.00%	NA	NA
Nevada Security Bank	$13,956	13.75%	$4,059	4.00%	6,089	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$11,114	7.06%	$6,297	4.00%	NA	NA
Nevada Security Bank	$13,956	8.87%	$6,297	4.00%	$7,871	5.00%

QUARTERLY DATA (UNAUDITED)

	Periods Ended
	2004		2003				2002
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)

Interest Income	$2,458	$2,139	$1,735	$1,396	$1,143	$976	$902	$619	$333	$94
Interest Expense	825	817	598	533	413	349	391	239	114	15
Net interest income	1,633	1,322	1,137	863	730	627	511	380	219	79

Provision for Loan Losses	170	220	55	95	362	90	50	95	64	11
Net interest income after Provision for Loan Losses	1,463	1,102	1,082	768	368	537	461	285	155	68

Non-interest income	122	155	194	127	243	329	39	23	14	1
Non-interest expenses	1,499	1,252	1,187	1,110	993	923	741	739	784	547

Net Income (Loss)	$86	$5	$89	$(215)	$(382)	$(57)	$(241)	$(431)	$(615)	$(478)

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	(1,409)	419	68	(352)	113	(406)	211	117	(12)	—

Comprehensive Income (Loss)	$(1,323)	$424	$157	$(567)	$(269)	$(463)	$(30)	$(314)	$(627)	$(478)

Earnings per common share:
Basic	$0.03	$0.00	$0.06	$(0.16)	$(0.27)	$(0.04)	$(0.17)	$(0.31)	$(0.44)	$(0.34)
Diluted	$0.03	$0.00	$0.06	$(0.16)	$(0.27)	$(0.04)	$(0.17)	$(0.31)	$(0.44)	$(0.34)

Summary Selected Consolidated Financial Data

	YTD Period Ending		Year Ended
	June 31, 2004	June 30, 2003	December 31, 2003
	(Dollars in thousands, except per share data)
Condensed Income Statement
Interest Income	4,597	2,119	5,250
Interest Expense	1,642	762	1,893
Net Interest Income	2,955	1,357	3,357
Provision for Loan Losses	390	452	602
Non-interest income	277	572	893
Non-interest expense	2,751	1,916	4,213
Provision for income taxes (1)	—	—	—
Net Income (Loss)	91	(439)	(565)

Period End Data
Assets	239,742	110,477	166,149
Loans, gross	119,656	55,349	82,671
Securities	104,857	48,293	74,763
Deposits	196,165	98,814	148,747
Other borrowed funds	17,000	7	6,125
Shareholders’ Equity	26,096	11,269	10,853

Average Balance Sheet
Assets	216,505	96,333	121,017
Loans, gross	104,563	36,980	50,214
Securities	93,565	48,629	59,998
Deposits	189,168	83,972	108,163
Shareholders’ Equity	19,144	11,602	11,188

Asset Quality
Non-performing assets (2)	—	—	—
Allowance for loan loss	1,212	672	822
Net Charge-offs	—	—	—
Non-performing assets to total assets	—	—	—
Allowance for loan loss to loans	1.01%	1.21%	0.99%
Net Charge-offs to average loans	—	—	—
		—
Per Common Share
Basic income (loss) per share	0.04	(0.31)	(0.40)
Diluted income (loss) per share	0.04	(0.31)	(0.40)
Book value per share	8.81	8.02	7.72
Period end common shares outstanding	2,960,430	1,405,930	1,405,930
Average shares outstanding - basic	2,268,175	1,405,930	1,405,930
Average shares outstanding - diluted	2,317,056	1,405,930	1,405,930

Financial Ratios
Return on average assets	0.08%	-0.91%	-0.47%
Return on average equity	0.96%	-7.57%	5.05%
Net interest margin (3)	2.86%	3.01%	2.91%
Tier 1 leverage capital ratio	11.38%	10.68%	7.06%

(1) The Company does not record a provision for income taxes as a result of net operating losses.

(2) Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status, and other real estate owned. For all periods there are none.

(3). Net interest income calculated on a fully-taxable equivalent basis divided by average interest-earning assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date: August 13, 2004	by:	/s/ Harold G. Giomi

Harold G. Giomi
Chief Executive Officer

Date: August 13, 2004	by:	/s/ Jack B. Buchold

Jack B. Buchold
Chief Financial Officer (principal financial and accounting officer)