Form 10QSB
period 2004-09-30
BANK HOLDINGS
filed 2004-11-15
CIK 1234383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

Common stock, $0.01 par value, 2,970,930 shares outstanding as of November 12, 2004

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income/(Loss)
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Summary
Results of Operations
Net Interest Income
Provision and Allowance for Loan Losses
Non-interest Income
Non-Interest Expense
Comprehensive Income/(loss)
Financial Condition
Securities and Other Earning Assets
Loans
Deposits
Other Funding Sources
Risk Management
Credit Risk Management
Nonperforming Assets
Asset Liability Management
Market Risk
Liquidity
Capital Resources

Tables 1 – 11

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon senior securities
Item 4.	Submission of matters to a vote of security holders
Item 5.	Other information
Item 6.	Exhibits and Reports on Form 8-K

Signatures

EXHIBITS

PART I – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) (Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$7,764	$3,305
Federal funds sold	4,505	2,655
Cash and cash equivalents	12,269	5,960
Due from broker	4,884	—
Securities - trading	976	—
Securities available for sale	20,819	36,913
Securities held to maturity	57,325	37,850
Other equity securities, at cost	1,380	427

Loans, gross	139,441	82,671
Allowance for loan losses	(1,419)	(822)
Deferred loan fees, net	(503)	(224)
Loans, net	137,519	81,625

Premises and equipment, net	2,768	2,069
Bank Owned Life Insurance	4,000	—
Other assets	2,101	1,305
TOTAL ASSETS	$244,041	$166,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$34,490	$23,274
Interest bearing demand	6,972	7,295
Savings	2,810	1,855
Money Market	129,934	87,019
IRA’s	809	807
Time deposits < $100,000	5,115	5,958
Time deposits > $100,000	26,166	22,539
Total deposits	206,296	148,747
Other borrowed funds	10,000	6,125
Accrued expenses and other liabilities	612	424
Total Liabilities	216,908	155,296

Commitments and contingencies (Notes 1and 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 2,970,930 issued and outstanding as of September 30, 2004 and 1,405,930 as of December 31, 2003	30	14
Surplus	30,298	13,998
Accumulated deficit	(2,949)	(2,898)
Accumulated other comprehensive loss	(246)	(261)
Total stockholders’ equity	27,133	10,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$244,041	$166,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data) (Unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2004	2003	2004	2003

Interest income:
Federal funds sold and other	$15	$19	$70	$60
Debt securities, taxable	753	435	2,245	1,250
Dividends	11	1	18	3
Loans, including fees	1,904	941	4,947	2,202
Total interest and dividend income	2,683	1,396	7,280	3,515

Interest expense:
Deposits	892	528	2,439	1,286
Other borrowed funds	55	5	150	9
Total interest expense	947	533	2,589	1,295

Net interest income	1,736	863	4,691	2,220

Provision for loan losses	207	95	597	547
Net interest income, after provision for loan losses	1,529	768	4,094	1,673

Non-interest income:
Service charges on deposit accounts	36	11	97	36
Other service charges, commissions and fees	34	21	102	70
Pre-underwriting fees	9	94	148	94
Unrealized gains on trading securities	21	—	21	—
Realized gains/(losses) on sale of investments, net	(55)	—	(46)	498
Total non-interest income	45	126	322	698

Non-interest expense:
Salaries and employee benefits	745	508	2,015	1,402
Occupancy and equipment	318	237	862	632
Data processing	108	52	266	148
Accounting, legal and tax	188	12	374	99
Other	357	301	950	745
Total non-interest expense	1,716	1,110	4,467	3,026

NET (LOSS)	$(142)	$(216)	$(51)	$(655)

Other Comprehensive income (loss), unrealized gain (loss) on securities available for sale	$1,005	$(352)	$15	$(645)
Comprehensive Income/(Loss)	$863	$(568)	$(36)	$(1,300)

Net earnings (loss) per share:
Basic	(0.05)	(0.15)	(.02)	(0.47)
Diluted	(0.05)	(0.15)	(.02)	(0.47)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) (Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net (loss)	$(51)	$(655)
Adjustments to reconcile net (loss) to cash
Provided by operating activities:
Provision for loan losses	597	547
Stock option grant compensation expense	69	—
Net amortization of securities	655	727
Depreciation	308	262
Unrealized gains on trading securities	(21)	—
Realized (gains)/losses on sales of
investments, net	46	(498)
Net change in:
Other assets and liabilities, net	(608)	(79)
Net cash provided by operating activities	995	304

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	53,327	16,255
Purchases	(41,452)	(40,999)
Activity in securities held to maturity:
Proceeds from maturities, prepayments and calls	18,081	27,360
Purchases	(38,907)	(35,647)
Purchases of equity securities	(953)	(202)
Purchases of equity securities held for trading	(955)	—
Loan originations and principal collections, net	(56,491)	(38,473)
Purchase of bank owned life insurance	(4,000)	—
Purchases of premises and equipment	(1,007)	(169)
Net cash used in investing activities	(72,357)	(71,875)

Cash flows from financing activities:
Net increase in deposits	57,549	71,074
Proceeds from other borrowed funds, net	3,875	1,625
Payment on capital lease obligation	—	(14)
Net proceeds from issuance of common stock	16,247	—
Net cash provided by financing activities	77,671	72,685

Net change in cash and cash equivalents	6,309	1,114

Cash and cash equivalents at beginning of the period	5,960	4,134
Cash and cash equivalents at end of the period	$12,269	$5,248

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS

Notes to Consolidated Financial Statements

September 30, 2004

NOTE 1 – BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation

On July 9, 2003, the stockholders of Nevada Security Bank approved the exchange of their common stock in Nevada Security Bank for common stock in the newly formed holding company, The Bank Holdings.  This transaction was consummated on August 29, 2003 and was accounted for at historical cost. The consolidated financial statements include the accounts of The Bank Holdings and its wholly-owned subsidiary, Nevada Security Bank.  Nevada Security Bank was organized on February 26, 2001 and opened for business on December 27, 2001.

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (the Bank).  The Bank has three branches and a loan production office. There are two offices in Reno, the Reno Main and a new branch which opened on October 11, 2004 in Reno’s growing northwest region.  The Bank also has a branch located in Incline Village, Nevada, at Lake Tahoe and there is a  loan production office in Rancho Cordova, CA.  These entities are collectively referred to herein as the Company.  At the present time, the Company has no other operating subsidiaries.  Segment information is not presented since principally all of the Company’s revenues are attributable to one reportable segment.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States of America and general practices within the banking industry, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

Analysis of certain interim financial information has been presented for both end-of-period and reporting period average balances.  It is anticipated that for historical review, average balances may be more pertinent to eliminate seasonality, quarter-end growth anomalies, and computational rounding.

Trading Account & Derivative Financial Instruments

The Company’s “trading account” consists of specific equity investments that are carried at market value and separately reported in Table 4, “Securities”.

The Company has a policy that provides for the use of derivative financial instruments held or issued for “trading account” purposes.  These instruments are utilized for risk management purposes, and are measured at market value with gains or losses represented in earnings.  “Derivative financial instruments” are exchange traded options written on some, but not all, of such equity investments.

Reclassification

Various reclassifications have been made to the consolidated balance sheet at December 31, 2003 and the consolidated statements of operations for the periods ended September 30, 2003, in order to be consistent with the presentation as of September 30, 2004.  Further, certain captions have had minor revisions to more accurately reflect activities of the Company.  There was no change to previously reported stockholders’ equity or net income or loss.

NOTE 2 – STOCK COMPENSATION PLAN

Stock Compensation Plan

The Company has a stock-based employee compensation plan, which is more fully described in Note 12 in the Company’s December 31, 2003 Annual Report on Form 10-KSB.  The Company accounts for the plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, prior to the third quarter 2004, no stock-based employee compensation cost had been reflected in the statement of operations, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the grant date.  During 2004, the Company granted options to certain individuals under the Amended 2002 Stock Option Plan (the “Plan”) which was approved at the 2004 Annual Meeting of Shareholders.  Such Plan provides for stock option grants at fair market value determined by a number of methods.  Due to the lack of an active trading market in the Company’s common stock, its limited number of shares exchanged daily, as well as substantial price volatility, it was determined that using a thirty (30) day average market closing price would be the most representative of the common stock’s fair market value.  Accordingly, the Company has recognized the difference between the market price on the day of the grant and the average closing market price for the thirty (30) days preceding the grant date as compensation which has been reflected in the statement of operations. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to such outstanding and unvested awards granted during the third quarter of 2004.

The Company’s stock option plan was amended upon the affirmative vote of shareholder’s at their June 24, 2004 Annual Meeting.  The plan was amended to allow the issuance of an additional 310,520 option shares under the plan making a total of 591,686 options shares available for grant.

	Quarter Ending September 30		Nine Months Ending September 30
	2004	2003	2004	2003
	(Dollars in thousands)
Net (Loss):
As reported	$(142)	$(216)	$(51)	$(655)
Add: Stock-based employee compensation expense included in reported net income	69	—	69	—
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards	592	41	651	123

Pro-forma net (loss)	$(665)	$(257)	$(633)	$(778)

Basic and diluted (loss) per share
As reported	$(.05)	$(.15)	$(.02)	$(.47)
Pro forma	$(.22)	$(.18)	$(.25)	$(.55)

Assumptions for determining fair values:
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Projected stock price volatility	35.0%	35.0%	35.0%	35.0%
Risk-free interest rate	3.93%	3.65%	3.93%	3.65%
Expected life of options (in years)	7.0	7.0	7.0	7.0

During the quarter ended September 30, 2004, 10,500 shares were exercised, which proceeds amounted to $105,000.  In addition, 270,300 option shares were granted during the quarter at an average exercise price of $16.27 per share and 35,000 shares were forfeited and returned to the pool for available option grants.  All options granted under the plan, except for founder’s options which were immediately exercisable, have been granted with a five year vesting period.  Twenty percent of such options are immediately exercisable, with the remaining 80% exercisable at 20% per year, over each of the next four anniversary dates of the grant.

NOTE 3 – SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2004, the Company issued 1,552,500 shares of its .01 par value common stock.  Of this number, 850,000 shares were sold by the Company at a sales price of $11.00 per share and 702,500 shares were sold by D.A. Davidson & Co.  These shares were sold for a net sales price of $10.23.  Gross proceeds amounted to $16.538 million and direct incremental costs of issuance were approximately $400,000 which resulted in an increase of capital in the amount of $16.138 million.

During the three months ended September 30, 2004, 10,500 shares of its $.01 par value common stock pursuant to the Company’s stock option plan were exercised.  Gross proceeds amounted to $105,000; there were no incremental costs of issuance.

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

The components of other comprehensive income/(loss) are as follows:

		Quarter Ended September 30,		Nine Month Period Ending September 30,
		2004	2003	2004	2003
		(Dollars in thousands)
Net (loss)		$(142)	$(216)	$(51)	$(655)
Unrealized holding gains/(losses) on available-for-sale securities		950	(352)	(31)	(147)
Less:	reclassification adjustment for (gains) losses realized in net income/(loss)	55	—	46	(498)
Net unrealized holding gains/(losses)		1,005	(352)	15	(645)

Comprehensive income/(loss)		$863	$(568)	$(36)	$(1,300)

NOTE 5 – EARNINGS (LOSS)PER SHARE

Income or loss per share for all periods presented in the Consolidated Statements of Operations and Comprehensive Loss are computed based on the weighted average number of shares outstanding during each period.  The dilutive effect of stock options was not included in the computation for the loss per common share, because the inclusion would be anti-dilutive.  Options outstanding as of September 30, 2004 were 462,300. The computation of basic and diluted earnings per weighted average share outstanding is as follows:

Earnings per common share have been computed based on the following:

	Quarter Ending		Nine Months Ending
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Average number of common shares outstanding	2,964,767	1,405,930	2,496,401	1,405,930
Average number of common shares outstanding used to calculate diluted earnings per common share	2,964,767	1,405,930	2,496,401	1,405,930

Net (loss)	$(142)	$(216)	$(51)	$(655)
Basic net earnings (loss) per share	$(.05)	$(.15)	$(.02)	$(.47)
Diluted net earnings (loss) per share	$(.05)	$(.15)	$(.02)	$(.47)

NOTE 6 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds of approximately $5.2 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are unsecured.  There were no balances outstanding under these agreements at September 30, 2004 and December 31, 2003.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) under which it may borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with the FHLB.  There were overnight advances of $10 million and $3 million as of September 30, 2004 and December 31, 2003, respectively.  In addition, at December 31, 2003 the Company had borrowed $3.125 million from related parties, such funds were contributed to the Bank to maintain adequate capital levels.  These borrowings were repaid subsequent to the closing of our public offering.

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

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the contracted amount of the company’s exposure to off-balance sheet risk as of September 30, 2004 and December 31, 2003 is as follows:

	Contract Amount
	September 30, 2004	December 31, 2003
	(Dollars in thousands)

Commitments to extend credit, including unsecured commitments of $10,373 and $1,435	$43,833	$27,000
Unsecured consumer lines of credit	755	679
Standby letters of credit	392	197
	$44,980	$27,876

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

As of September 30, 2004 there were commitment fee obligations of less than $1 thousand, for the $392,000 Standby Letters of Credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transactions.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern Nevada.  At September 30, 2004 and December 31, 2003, real estate loans accounted for approximately 65% and 63%, respectively, of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company may be willing to undertake in any specific credit facility. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the areas the Company serves.  The Company’s goal is to maintain a diversified loan portfolio which requires the loans to be well collateralized and supported by cash flows.

NOTE 8 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended September 30, 2004 and 2003, cash paid for interest expense on interest bearing liabilities was $2.587 million and $1.293 million, respectively, while there was no cash paid for income taxes during the same period ended September 30, 2004 or 2003.  There was no real estate acquired in the settlement of loans for the nine month periods ending September 30, 2004 or 2003.

NOTE 9 – SUBSEQUENT EVENTS

On August 20, 2004 The Bank Holdings, Nevada Security Bank, CNA Trust Corporation and CNA Financial entered into an Agreement and Plan of Reorganization and Merger whereby upon regulatory approval, CNA Trust Corporation of Costa Mesa, California would be merged into Nevada Security Bank with the resulting branch of Nevada Security Bank being relocated to the Sacramento, California area and operating as a full service branch office of Nevada Security Bank.  At that location, it would operate as Silverado Bank, a division of Nevada Security Bank.  No assets or liabilities of CNA Trust Corporation are to be acquired in the purchase, other than a deposit for $100,000 which will carry-over in the transaction to maintain continual FDIC insurance coverage during the sale and be withdrawn simultaneously with the closing.  The total purchase price of this transaction will be approximately $500,000.

On October, 11, 2004, the Company opened its third full service branch, located in northwest Reno.

On November 2, 2004 the Company received regulatory approval to merge CNA Trust Corporation, a California financial institution with and into Nevada Security Bank.  Upon favorable review by regulatory action, and consummation of the merger, the resulting branch of NSB will become a full service branch office of Nevada Security Bank  in Roseville, a suburb of Sacramento, California.

THE BANK HOLDINGS AND SUBSIDIARY

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934.  Forward-looking statements, which are based on various assumptions, may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or similar terms or variations on those terms or the negative of those terms.  Forward-looking statements are subject to various factors (some of which are beyond our control), which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to, changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulation and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations.  We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable charge-offs on loans deemed to be uncollectible based on continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  At September 30, 2004, our allowance for loan losses was $1.419 million and our provision amounted to $207,000 and $95,000 for the quarters ended September 30, 2004 and 2003, respectively.

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on certain loans which have been classified as impaired.  On an ongoing basis an independent loan review function reviews classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on the remaining loans are based on pools of similar loans using a combination of historical loss experience and migration analysis, which considers the probability of a loan moving from one risk rating category to another over the passage of time.  Table 8 sets forth the allocation of the allowance for loan losses as of September 30, 2004 and 2003, and December 31, 2003.

OVERVIEW

The Company continues to exhibit substantial growth.  This is evidenced by the dramatic increase in total assets of nearly $78 million since the end of the year December 31, 2003 and over $93 million between the periods ended September 30, 2004 and 2003.  The Company’s deposit growth has come from three primary sources, two of which are its branches and the third which is a specialized program of tax free real estate exchange deposits.

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

SUMMARY

Quarterly Analysis

We reported a consolidated net loss of $142,000 or ($.05) per share, for the third quarter of 2004 as compared to a loss of $216,000 or ($.15) per share for the third quarter of 2003.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were (2.14)% and (.23)%, respectively, for the quarter ended September 30, 2004 and were (7.74)% and (.65)%, respectively, for the comparable period last year.

While normal banking activities for the third quarter improved over the same period in 2003, a series of events during the third quarter more than offset income growth which occurred as compared to prior periods.  Several of these events were one-time events and should not have an ongoing impact to the Company’s financial condition or results of operations.

The first event was the repositioning the balance sheet in preparation for the implementation of the Emerging Issues Task Force Issue no. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment,” (OTTI) as it relates to FASB 115 Accounting for Certain Investments in Debt and Equity Securities.  As the Company’s subsidiary, Nevada Security Bank has been in existence less than three years and to date has placed excess funds in an investment portfolio purchased during a low ebb in the interest rate cycle which it anticipated would be reduced in an orderly fashion through the sale of Available-for-Sale securities to fund loan growth.  By this orderly sale of investment volumes matched to loan growth volumes, the Bank’s loss on sale of debt securities in a rising interest rate environment would be offset by a much higher reinvestment rate in approximately a quarterly period.  By this method, the Bank would not have excess idle funds, nor would it be unable to meet the usual and customary liquidity needs of a growing loan portfolio.

At June 30, 2004 the reported accumulated comprehensive loss was $1.251 million.  Yields on 10 year Treasury notes were approximately 4.90% in mid June, and fell to about 4.23% even as the Fed raised the federal funds rate by three-quarters of a percentage point during the period.  Long-term yields generally mirror financial market expectations for short-term interest rates, and this outlook allowed the Bank to reduce its Available-for Sale portfolio from about $50 million at June 30, 2004 to approximately $21 million at September 30, 2004 at a cost (net loss on sale) of about $55,000.  As a result of these sales and changes in money market conditions, the accumulated net comprehensive loss at September 30, 2004 was $246,000. The Company determined that, given the uncertainty surrounding the implementation of the

OTTI rules and the Bank’s need for liquidity to fund a growing loan portfolio, a reduction in the AFS portfolio, during a period of relatively attractive prices in the fixed income markets, was warranted.

At this writing, subsequent to the end of the quarter, the Company has repaid the $10 million in outstanding debt and has exhibited loan growth of about $14 million, which fully utilizes the investment sales made during the third quarter ended September 30, 2004.

The second event was the unexpected early payoff of several SBA whole loans and SBA loan investment pools held by the Company.  These government guaranteed loans were purchased to enhance asset portfolio returns over investment securities, and to provide variable rate yields over a term of likely increases in overall market rates.  However, unanticipated prepayments caused the Company to accelerate the amortization of over $92,000 in premium during the quarter.

During the quarter ended September 30, 2004, the Bank completed the major portion of negotiating the purchase price and contract agreement for the acquisition of CNA Trust Corporation, a Costa Mesa based California financial institution.  The professional costs associated with this transaction are approximately, $125,000 to date.  This acquisition is anticipated to allow Nevada Security Bank greater access to the I-80 corridor between the Sacramento and Reno markets, and over time, will enhance the Bank’s loan and deposit volumes.

The fourth event concerns stock based employee compensation expense reported in net income for the quarter ended September 30, 2004.  Due to the lack of an active trading market in the Company’s common stock, its limited number of shares exchanged daily, as well as substantial price volatility, it was determined that using a thirty (30) day average market closing price would be the most representative of the common stock’s fair market value.  Accordingly, the Company has recognized the difference between the market price on the day of the grant and the average closing market price for the thirty (30) days preceding the grant date as compensation which has been reflected in the statement of operations. This amounted to $69,000 for the quarter ended September 30, 2004.

The fifth event concerned the October 11, 2004 opening of our newest branch in northwest Reno.  The Company expended significant dollars to prepare the opening of the branch which increases Nevada Security Bank’s footprint in the Reno market.  Further, plans are underway to open a fourth and fifth branch office during the first quarter of 2005.

The sixth event involved the reworking of our local area network (“LAN”), telephone, and data infrastructure in preparation for the new branch in northwest Reno, the relocation of our loan production office into a new location and the establishment of a full service branch in California, as well as a third Reno branch location to be opened in 2005.

The last area concerns the additional costs associated with the Company’s stock becoming publicly traded late in the first quarter of this year.  The increased expenses in accounting, auditing and legal fees have begun to have an impact upon the Company’s overhead, and with the required implementation of the Sarbanes-Oxley Act, most notably Section 404, these expenses will continue to have an ongoing impact.

Net interest income before provision for loan losses increased by $873,000 or 101% over the third quarter of last year and was attributable to the volume increase in earning assets and a twelve basis point increase in the Company’s net interest margin.

Non-interest income (excluding security gains and losses) was $100,000 and $126,000 for the quarters ended September 30, 2004 and 2003, respectively, a 21% decrease.  This decrease was primarily attributable to the SBA pre-underwriting income of $9,000 for the quarter ending September 30, 2004, versus $94,000 during the third quarter of 2003.  During this year the Company has not been as active in the SBA loan market as it was during 2003.  Non-interest expenses totaled $1.716 million and $1.110 million for the quarters ended September 30, 2004 and 2003, respectively, an increase of 55%.  The efficiency ratio was 93% in the third quarter of 2004 as compared to 112% in the comparable quarter last year.

YTD Analysis

The Company’s consolidated net loss year to date amounted to $51,000 or $.02 per share as compared with a loss of $655,000 or ($.47) per share, during the same period in 2003.

As a result, ROE and ROA were (.34)% and (.03)% respectively, for the nine months ended September 30, 2004 and (7.63)% and (0.80)% respectively for the nine months ended September 30, 2003.

However, net interest income for the nine months ended September 30, 2004 increased by $2.471 million or 111% over the same period in 2003.  The increase was attributable to increases in the volume of interest earning assets and a five (5) basis point increase in the Company’s net interest margin.  At March 31, and June 30, 2004 the Bank’s “prime rate” was 4.00%, as compared to 4.75% at September 30, 2004, reflecting the general increase in overall market rates during the intervening period.

Non-interest income (excluding securities gains or losses) was $347,000 and $200,000 for the nine months ending September 30, 2004 and 2003 respectively, an increase of 74%.  The increase in non-interest income for the nine months ending September 30, 2004 was primarily attributable to the overall growth of the number of deposit accounts of the bank.  Non-interest expenses totaled $4.467 million and $3.026 million for the nine months ended September 30, 2004 and 2003 respectively, an increase of 48%.  Salaries and benefits, and occupancy expenses, combined increased $843,000 for the nine months ended September 30, 2004 over the same period in 2003.  While increasing by 41% for the nine months ending September 30, 2004 as compared with the same period in 2003, each of these expenses decreased slightly as a percent of total non-interest expense. The addition of expanded space in the bank’s headquarters for the holding company, and increased staffing due to the growth of the bank, coupled with the opening of the Bank’s third branch office, were the significant factors in these increases.  The rest of the increase in non-interest expense can also be attributed to the growth of the bank.

The efficiency ratio for the nine months ended September 30, 2004 was 88%, as compared to 125% for the same period in 2003.  As the Company continues to grow and increase its non-interest income it is expected that this ratio will continue to decrease, however, as the Bank adds additional full service branch offices over the next six months, it is unlikely that such a ratio will be greatly reduced.  Generally speaking, costs outpace asset growth during the early period of branch expansion activity, reflecting branch start-up costs which are absorbed later by branch growth.  For a description of the methodology used to calculate the efficiency ratio, please see Note (a) to Table 3.

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

Quarterly Analysis

Net interest income for the third quarter of 2004 was $1.736 million, an increase of $873,000 or 101% compared to the third quarter of 2003.  This increase was primarily due to the increases in the volume of interest earning assets and interest bearing liabilities.  Average earning assets increased $108 million or

85% for the three months ended September 30, 2004 compared to the same period in the prior year. Average loans increased by $72.9 million or 128% compared to the third quarter of 2003 primarily due to internal growth and participations purchased. Average gross loans as a percent of average earning assets was 55% and 45% for the quarters ended September 30, 2004 and 2003, respectively.

The unexpected early payoff of several SBA whole loans and SBA loan investment pools held by the Company occurred during the quarter ended September 30, 2004.  These government guaranteed loans were purchased to enhance asset portfolio returns over investment securities, and to provide variable rate yields over a term of likely increases in overall market rates.  These unanticipated prepayments caused the Company to accelerate the amortization of over $92,000 in premium during the quarter.

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 2.94% from 2.70% during the three months ended September 30, 2004 as compared to the same period in 2003, respectively, an increase of 24 basis points or 9%.

YTD Analysis

Net interest income for the nine months ending September 30, 2004 was $4.691 million, an increase of $2.471 million or 111% compared to the same period in 2003.  Average earning assets increased $113 million or 109% for the nine months ending September 30, 2004 as compared to the same period in 2003.  Average gross loans as a percent of average earning assets was 52% and 42% for the nine months ending September 30, 2004 and 2003, respectively.  Net interest margin increased to 2.89% for the nine month period ended September 30, 2004 as compared to 2.85% for the same period in 2003 an increase of four (4) basis points or 1.4%.  The primary reasons for this margin increase were the effects the growth of the bank and the changing asset portfolio mix.

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

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined to be adequate by management to absorb losses inherent in the loan portfolio.  This allowance is increased by the provision charged to income and by recoveries on loans previously charged off.  Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation.  As discussed under “Critical Accounting Policies”, we believe that the methods we utilize to determine the allowance for loan losses constitute a critical accounting policy.  Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management” there can be no assurance that we will not have to increase the amount of our provision for loan losses in future periods.  Please see Table 7.

Quarterly Analysis

We provided $207,000 and $95,000 for probable loan losses in the quarters ended September 30, 2004, and 2003, respectively.  The Company’s internal analysis methodology was substantially enhanced during the second quarter of 2003, giving rise to an allowance that more adequately reflects the Company’s loan portfolio composition.  The Company did not have any loans more than 30 days past due, non-accrual loans, or charged-off loans, at September 30, 2004 or 2003.  The Company also estimates an allowance for potential losses associated with off-balance-sheet commitments and standby letters of credit.  The allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.  The Company’s reserve for off-balance sheet commitments amounted to $157,000 and $65,000 at September 30, 2004 and 2003, respectively.  The provision for the off-balance-sheet reserve was $26,000 and $(20,000) for the quarter ending September 30, 2004 and 2003, respectively.  The Company continues to believe that although loan quality remains high, at some point we may experience delinquencies and potential loan charge-offs.  For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

YTD Analysis

We provided $597,000 and $547,000 for probable loans losses for the nine months ended September 30, 2004 and 2003 respectively.  The Company did not have any loans more than 30 days past due, non-accrual loans, or charged-off loans, at September 30, 2004 or 2003.  The provision for the off-balance-sheet reserve was $82,000 and $3,000 for the nine months ended September 30, 2004 and 2003, respectively.

Non-interest Income

Quarterly Analysis

Third quarter non-interest income (excluding securities gains and losses) totaled $100,000, a decrease of $26,000 from the third quarter of 2003.  This decrease was due to a decrease of $85,000 of pre-underwriting fees which amounted to $9,000 at September 30, 2004 versus $94,000 in the same period in 2003.  Service charge income and other service charges and fees increased to $70,000 an approximate increase of $38,000 or 119% over the same period in 2003.  During the third quarter of 2004 we sold $25 million in securities, recognizing $55,000 in net losses, the analysis of which is reported in the “Summary” discussion on page 12.  Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any prior period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

YTD Analysis

For the nine months ending September 30, 2004 non-interest income, (excluding securities gains and losses), totaled $347,000, an increase of $147,000 or 74% from the same period in 2003.  Service charge income, and other service charges commissions and fees totaled $199,000, an increase of $93,000 or 88% from the same period in 2003.  Loan pre-underwriting fees increased $54,000 to $148,000 for the nine months ending September 30, 2004, a 57% increase over the same period in 2003.  These fees are generated as a result of loan production activities primarily in the California market, which may be subject to governmental programs as well as market and economic conditions beyond the Company’s immediate control.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $1.716 million and $1.110 million for the quarters ended September 30, 2004 and 2003, respectively, which represented an increase of $606,000 or 55%.  Expense categories that increased the most included salaries and employee benefit expenses, occupancy expenses and legal expenses.  These increases were driven by additional staffing, the expansion of existing facilities, the addition of new facilities primarily the Bank’s third branch office, and further implementation of holding company activities.  The efficiency ratio was 93% and 112% for the quarters ended September 30, 2004 and 2003, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended September 30, 2004 increased $237,000 or 47% from the same quarter 2003.  The increase was primarily due to additional employees, with a full time equivalent (FTE) staffing level of 41 and 33 as of September 30, 2004 and 2003, respectively.  Of this increase, personnel added to support the new branch office totaled six FTE’s.  For the quarter ended September 30, 2004, such costs approximated 1.28% of average earning assets, as compared to 1.61% for the same period in 2003.

Occupancy and equipment expense amounted to $318,000 for the quarter ended September 30, 2004, an increase of $81,000 or 34% from the same quarter in 2003, primarily due to the increase in new facilities housing the administrative and holding company offices.  Further, during the quarter, the Bank was in the process of completing the branch in northwest Reno which opened on October 11, 2004.  In addition, the Bank was preparing to move its Loan Production Office to a new location in the Sacramento, California region.

Data processing expenses amounted to $108,000 and $52,000 at September 30, 2004 and 2003, a $56,000 increase or 108% over the third quarter 2003.  The increase was due to the growth of staff and facilities of the Company, and the Company’s reliance on technology to achieve greater availability of customer access to banking products on a 24/7 basis.  The increases also reflect the addition of IT infrastructure required to open the new branch in northwest Reno, and relocate infrastructure to the new California location to handle anticipated full service branch activities.

Legal, accounting and tax expenses totaled $188,000 and $12,000 at September 30, 2004 and 2003, an increase of $176,000.  Approximately, $125,000 of this increase represents legal and other fees needed to conclude negotiations for the purchase of CNA Trust.  Accounting and auditing expenses have increased substantially as well, due to additional public reporting.

Other expenses amounted to $356,000 and $301,000, a $55,000 increase or 18% during the quarter ended September 30, 2004 as compared to 2003.  These increases are primarily due to growth of the Company, and for the quarter ended September 30, 2004 represented .61% of average earning assets, as compared to .95% for the same period of 2003.

YTD Analysis

Non-interest expense amounted to $4.467 million and $3.026 million for the nine months ending September 30, 2004 and 2003 respectively, which represented an increase of $1.441 million or 48%.  The efficiency ratio was 88% and 125% for the nine month period ending September 30, 2004 and 2003, respectively.

Salaries amounted to $2.015 million and $1.402 million, a $613,000 increase or 44% for the nine months ending September 30, 2004 as compared to the same period in 2003.  As a result, for the nine months ended September 30, 2004 such costs were about 1.24% of average earning assets, as compared to 1.80% for the same period in 2003.

For the nine months ending September 30, 2004 occupancy and equipment expense amounted to $862,000, an increase of $230,000 or 36% over the comparable period in 2003.  Occupancy expenses decreased 28 basis points as a percentage of average earning assets during the nine month period ending September 30, 2004 to .53% from .81% when compared to 2003.

Data processing expense amounted to $266,000 for the nine months ending September 30, 2004, an increase of $118,000 or 80% over the same period in 2003.  As a percentage of average earning assets, data processing expenses declined 4 basis points to .16% from .20% for the nine months ending September 30, 2004 as compared with 2003.  However, as the Company moves to more integrated reporting methodologies, its reliance on information technology will be increased and such costs are unlikely to decline as a percent of average earning assets in the foreseeable future.

Legal, accounting and tax expenses totaled $374,000 and $99,000 at September 30, 2004 and 2003, an increase of $275,000 or 278%.  As a percentage of average earning assets, legal, accounting and tax expenses increased tem (10) basis points to .23% for the nine months ending September 30, 2004 as compared with .13% for the same period in 2003.

The category “other expenses” amounted to $950,000 for the nine months ending September 30, 2004, an increase of $205,000 or 28%, over the same period ending in 2003.  As a percentage of average earning assets, all other expenses declined 28 basis points to .81% for the nine months ending September 30, 2004 as compared with 1.09% for the same period in 2003.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Comprehensive Income/(Loss)

Quarterly Analysis

Our available for sale investment portfolio had net unrealized losses of $246,000 at September 30, 2004 and $261,000 at December 31, 2003.  At September 30, 2004 the net unrealized loss represented .96% of securities available for sale.  Comprehensive income differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive loss reported in the financial statements are due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.

The Company’s comprehensive income was $863,000 during the three months ended September 30, 2004 as compared to a comprehensive loss of $568,000 during the quarter ended September 30, 2003.  As financial rates increase over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is possible that the investment portfolio will depreciate in value over the remainder of the year.

YTD Analysis

For the nine months ended September 30, 2004 the Company’s comprehensive loss was $36,000 as compared to the comprehensive loss of $1.300 million for the same period during 2003.

FINANCIAL CONDITION

Our consolidated total assets were $244 million and $166 million at September 30, 2004 and December 31, 2003, respectively.  Total average assets were $246 million and $133 million for the three months ended September 30, 2004 and 2003, respectively.  This change reflects the continuing growth of the Company.

During the third quarter 2004 the Company invested $4 million in Bank owned Life Insurance (“BOLI”) for certain senior officers of the Company.  Subsequent to the end of the quarter, an additional $2 million of BOLI was acquired.  These assets were acquired to fund an anticipated salary continuation and death benefit plans of certain senior officers as a portion of their overall compensation packages, as approved by the Bank’s Compensation Committee and Board of Directors.  The plan has yet to be fully documented and executed.

Securities and Other Earning Assets

The security portfolio was $84 million at September 30, 2004 and averaged $105 million during the third quarter of 2004 as compared to $80 million and an average of $69 million in the third quarter of 2003.  The securities portfolio consists primarily of Mortgage-backed securities and U.S. Government agency securities.  The average yield on investments was 2.96% for the quarter ended September 30, 2004 and 2.60% for the quarter ended September 30, 2003.  Securities available for sale had a net unrealized loss of

$246,000 at September 30, 2004 as compared to the net unrealized loss of $261,000 at December 31, 2003.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.  Please refer to Note 4 of the Notes to Consolidated Financial Statements for more information.  During the third Quarter 2004, the Company invested $953,000 in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the period ending September 30, 2004 the Company had unrealized gains of $21 thousand from these securities.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the company’s investment portfolio at September 30, 2004 is 2.07, as compared with 2.85 as of June 30, 2004.   At March 31, 2004 effective duration was 1.66, and it was 2.61 as of December 31, 2003.  This reduction in duration during the quarter was the result of a sale of Available-for-Sale investment securities as well as changes in overall market conditions.  The Company sold such Available-for-Sale investment securities in response to the EITF issue 03-1 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.  Due to the Company’s anticipation of future loan growth, and uncertainty surrounding the implementation of the OTTI rules, the Company decided to liquidate approximately $25 million of its Available for Sale securities portfolio to generate adequate liquidity for anticipated loan growth.

The ratio of investments to total assets was 42% and 49% at September 30, 2004 and December 31, 2003, respectively.

Loans

Quarterly Analysis

Total gross loans amounted to $139 million, at September 30, 2004, $82 million at December 31, 2003, and $63 million at September 30, 2003, respectively.  Gross loans averaged $130 million for the third quarter of 2004, an increase of $73 million or 128% from the average amount of such loans during the third quarter of 2003.  The Company experienced early prepayment of several USDA/SBA loans during the quarter which resulted in reduced yields and approximately $92,000 of premium write off.

YTD Analysis

As noted in Table 6 composition of the loan portfolio, commercial real estate loans amounted to $54.8 million and $22.8 million at September 30, 2004 and December 31, 2003, respectively.  These loans increased $32 million or 141% from the amount of such loans since year end December 31, 2003.  Residential real estate loans and construction and land development increased $6 million or 21% over December 31, 2003 balances.  These increases are primarily due to internal growth.

Commercial and industrial loans approximated $14.7 million and $14.6 million at September 30, 2004 and December 31, 2003, respectively.  Commercial loans increased about $100 thousand or 1% over the balances at December 31, 2003.  At September 30, 2004 the Company had $23 million outstanding of purchased USDA/SBA loans.  This represented an approximate 100% increase over the balance of $11.6 million which was outstanding as of December 31, 2003.

Consumer loans amounted to $11 million and $4.3 million at September 30, 2004 and December 31, 2003, respectively.  Consumer loans increased $6.7 million or 158% from the balances outstanding as of December 31, 2003.

The ratio of average gross loans to average total assets was 50% and 41% at September 30, 2004 and December 31, 2003, respectively.

Deposits

Total deposits were $206 million and $149 million as of September 30, 2004 and December 31, 2003 respectively, an increase of $57 million or 38%.  Core deposits (deposits, excluding certificates of deposit greater than $100 thousand), have increased about $54 million or 43% since December 31, 2003.  The ratio of gross loans to deposits was 68% and 56% at September 30, 2004 and December 31, 2003, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $34 million at September 30, and $23 million at December 31, 2003, respectively.  Average non-interest bearing deposits totaled $34 million during the third quarter of 2004, which represented 17% of total deposits and $17 million during the third quarter of 2003.  This is an increase of $17 million or 100% during the quarter.  The increase in non-interest bearing deposits reflected strong growth in commercial and personal accounts.

Interest bearing deposits amounted to approximately $172 million and $125 million at September 30, 2004 and December 2003, respectively.  Average interest-bearing deposits were $172 million an increase of approximately $67 million in average interest-bearing deposits ending September 30, 2004, as compared to the average of $105 million in interest-bearing deposits during the quarter ended September 30, 2003.

Included in the deposit categories above are public deposits, which averaged $3.5 million as of September 30, 2004 and December 31, 2003.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

YTD Analysis

Average non-interest bearing deposits totaled $30 million during the nine months ended September 30, 2004 which represented 15% of average total deposits.  This is an increase in average non-interest bearing deposits of $14 million since December 31, 2003 or 94%.  For 2003, average non-interest bearing deposits represented 14% of total average deposits.

Average interest-bearing deposits totaled about $165 million during the nine months ended September 30, 2004 an increase in average interest-bearing deposits of $72 million since December 31, 2003 or 78%.  Average time certificates under $100 thousand decreased $204,000 since December 31, 2003 or 4% during the period ended September 30, 2004.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased, other short term borrowings, and lease obligations, amounted to $10 million at September 30, 2004 and $6.1 million at December 31, 2003, respectively.  The Company has available federal funds borrowing lines amounting to $5.2 million as of September 30, 2004.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit in the amount of $34 million as of September 30, 2004.

Long term other borrowed funds includes FHLB advances, capital lease obligations and other debt with terms greater than one year.

RISK MANAGEMENT

The primary goal of our risk management program is to determine how certain existing or emerging issues in the financial services industry affect the nature and extent of the risks faced by the Company.

Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk.  Our board of directors and management believe that the nine applicable “risk categories” consist of compliance, credit, foreign exchange, interest rate, liquidity, price, strategic, reputation and transaction risk.  Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective.  In addition, an aggregate level of risk is assigned as a whole, and the direction of risk (stable, increasing or decreasing) is determined.  Each risk category and the overall risk level is compared to regulatory views, and internal criteria, on a regular basis and then reported to the board with an accompanying explanation as to the existence of any differences.   The risk program includes risk identification, measurement, control and monitoring.

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

Our real estate loan portfolio accounted for 65% of the total loan portfolio as of September 30, 2004 and 63% at December 31, 2003.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial business loans accounted for 16% of the total loan portfolio as of September 31, 2004 and 18% as of December 31, 2003.  Commercial business loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economy of our market area.  Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets including real property.  SBA and USDA/SBA purchased loans outstanding were about $23 million and $12 million respectively, as of September 30, 2004 and December 31, 2003.

Consumer loans accounted for 8% of our total loan portfolio as of September 30, 2004 as compared to 5% at December 31, 2003.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which does not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale.  The Company did not have any nonperforming assets at September 30, 2004 or December 31, 2003 respectively.

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

Market Risk

Market risk is the sensitivity of income to changes in interest rates, commodity prices and other market driven rates or prices.  We have a small equity trading portfolio, and therefore we are primarily exposed to non-trading market risk in our investment and loan portfolios.

Interest rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which we are exposed.  Interest rate risk is the sensitivity of income to changes in interest rates.  Changes in interest rates as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of revenue.  This risk arises directly from our core banking activities – lending and deposit gathering.  In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by us, (ii) the ability of borrowers to repay adjustable or variable rate loans (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities, (v) the fair value of our saleable assets, (vi) the amount of unrealized gains and losses on securities available for sale per SFAS No. 115, and (vii) the early withdrawal likelihood of customer originated certificates of deposit.

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

Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 100 basis points and 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 5%.  Table 9 sets forth the estimated effects on our net interest income over a 12 month period following the indicated dates in the event of the indicated increases or decreases in market interest rates.

The results implied in Table 9 indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a shift up or down in market rate of 100 and 200 basis points across the entire yield curve.  It should be emphasized, however, that the results are dependent on material assumptions.  For instance, asymmetrical rate behavior can have a material impact on the simulation results.

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

In addition to traditional retail deposits, the Company has various other liquidity sources, including proceeds from maturities of securities and loans, the use of borrowed funds such as FHLB advances and brokered deposits.  The sale of Available-for-Sale investment securities previously available as a source of liquidity may have been substantially eliminated by FAS 115 and EITF 03-1, depending on the final interpretations and rules regarding OTTI.  We continually monitor and forecast our liquidity position.  There are several methods we use for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, liquidity ratios, periodic liquidity forecasts and review of contingent funding plans.

As of September 30, 2004 the Company had $41 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash and collateralized borrowings.  This represented 20% of deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.  Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At September 30, 2004, shareholders’ equity amounted to $27.1 million or 11% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 10.  As indicated in such table, we currently exceed all regulatory capital requirements.

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

The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member banks such as the Bank.  These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance-sheet exposures.  There are two categories of capital under the guidelines.  The first is Tier 1 Capital which includes common stockholders’ equity and qualifying minority interest in consolidated subsidiaries, less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The third is Tier 2 Capital which includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.

Summary Selected Consolidated Financial Data

	YTD Period Ending		Year Ended
	‘September 30, 2004	September 30, 2003	December 31, 2003
	(Dollars in thousands, except per share data)
Condensed Income Statement
Interest Income	7,280	3,515	5,250
Interest Expense	2,589	1,295	1,893
Net Interest Income	4,691	2,220	3,357
Provision for Loan Losses	597	547	602
Non-interest income	322	698	893
Non-interest expense	4,467	3,026	4,213
Provision for income taxes (1)	—	—	—
Net Income (Loss)	(51)	(655)	(565)

Period End Data
Assets	244,041	151,077	166,149
Loans, gross	139,441	63,467	82,671
Securities	78,144	80,150	74,763
Deposits	206,296	138,344	148,747
Other borrowed funds	10,000	1,626	6,125
Shareholders’ Equity	27,133	10,695	10,853

Average Balance Sheet
Assets	226,610	108,833	121,017
Loans, gross	113,131	43,769	50,214
Securities	95,909	53,256	59,998
Deposits	194,930	96,600	108,163
Shareholders’ Equity	21,619	11,447	11,188

Asset Quality
Non-performing assets (2)	—	—	—
Allowance for loan loss	1,419	767	822
Net Charge-offs		—	—
Non-performing assets to total assets	—	—	—
Allowance for loan loss to loans	1.02%	1.21%	0.99%
Net Charge-offs to average loans	—	—	—

Per Common Share
Basic income (loss) per share	(0.02)	(0.47)	(0.40)
Diluted income (loss) per share	(0.02)	(0.47)	(0.40)
Book value per share	9.13	7.61	7.72
Period end common shares outstanding	2,970,930	1,405,930	1,405,930
Average shares outstanding - basic	2,496,401	1,405,930	1,405,930
Average shares outstanding - diluted	2,496,401	1,405,930	1,405,930

Financial Ratios
Return on average assets	-0.03%	-0.80%	-0.47%
Return on average equity	-0.34%	-7.63%	-5.05%
Net interest margin (3)	2.89%	2.85%	2.91%
Tier 1 leverage capital ratio	11.13%	8.28%	7.06%

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

	For the Quarter Ended September 30,			For the Quarter Ended September 30,
	2004(a,b,f)			2003(a,b,f)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$3,058	$15	1.95%	$6,852	$19	1.10%
Securities	100,163	753	2.99%	62,360	435	2.77%
Equity	1,642	11	2.67%	252	1	1.57%
Total Investments	104,863	779	2.96%	69,464	455	2.60%

Loans: (c)
Commercial	38,114	354	3.69%	8,388	105	4.97%
Real Estate	82,530	1,417	6.83%	44,103	716	6.44%
Consumer	1,197	18	5.98%	1,244	22	7.02%
Security Lines	8,214	115	5.57%	3,366	98	11.55%
Other	23	—	0.00%	15	—	0.00%
Total Loans	130,078	1,904	5.82%	57,116	941	6.54%
Total Earning Assets(e)	234,941	2,683	4.54%	126,580	1,396	4.38%
Non-Earning Assets	11,676			6,873
Total Assets	$246,617			$133,453
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	6,624	3	0.18%	$6,197	$4	0.26%
Savings Accounts	2,560	3	0.47%	1,377	1	0.29%
Money Market	130,765	720	2.19%	69,483	369	2.11%
IRA’s	795	4	2.00%	631	4	2.51%
Certificates of Deposit<$100,000	5,033	22	1.74%	5,587	30	2.13%
Certificates of Deposit>$100,000	26,376	140	2.11%	21,480	120	2.22%
Total Interest Bearing Deposits	172,153	892	2.06%	104,755	528	2.00%
Borrowed Funds:
Other Borrowed Funds	13,497	55	1.62%	357	5	5.56%
Total Interest Bearing Liabilities	185,650	947	2.03%	105,112	533	2.01%
Demand Deposits	34,171			16,764
Other Liabilities	305			435
Shareholders’ Equity	26,491			11,142
Total Liabilities and Shareholders’ Equity	$246,617			$133,453

Interest Rate Spread(d)			2.51%			2.36%

Interest Income/Earning Assets			4.54%			4.38%
Interest Expense/Earning Assets			1.60%			1.67%
Net Interest Income and Margin (g)		$1,736	2.94%		$863	2.70%

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

FINANCIAL TABLES

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

	For Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2004(a,b,f)			2003(a,b,f)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$7,033	$70	1.33%	$6,737	$60	1.19%
Securities	95,909	2,245	3.13%	53,256	1,250	3.14%
Equity	976	18	2.46%	188	3	2.13%
Total Investments	103,918	2,333	3.00%	60,181	1,313	2.92%

Loans: (c)
Commercial	35,109	1,091	4.15%	6,609	270	5.46%
Real Estate	69,842	3,532	6.76%	34,093	1,690	6.63%
Consumer	1,402	61	5.81%	1,091	56	6.86%
Security Lines	6,742	263	5.21%	1,961	186	12.68%
Other	36	—	0.00%	15	—	0.00%
Total Loans	113,131	4,947	5.84%	43,769	2,202	6.72%
Total Earning Assets(e)	217,049	7,280	4.48%	103,950	3,515	4.52%
Non-Earning Assets	9,561			4,883
Total Assets	$226,610			$108,833
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$6,359	$8	0.17%	$5,406	$12	0.30%
Savings Accounts	2,192	8	0.49%	1,092	6	0.73%
Money Market	124,335	1,934	2.08%	53,798	853	2.12%
IRA’s	835	11	1.76%	501	9	2.40%
Certificates of Deposit<$100,000	5,203	67	1.72%	5,303	100	2.52%
Certificates of Deposit>$100,000	26,335	411	2.08%	16,630	306	2.46%
Total Interest Bearing Deposits	165,259	2,439	1.97%	82,730	1,286	2.08%
Borrowed Funds:
Total Borrowed Funds	9,564	150	2.09%	135	9	8.91%
Total Interest Bearing Liabilities	174,823	2,589	1.98%	82,865	1,295	2.09%
Demand Deposits	29,671			13,870
Other Liabilities	497			651
Shareholders’ Equity	21,619			11,447
Total Liabilities and Shareholders’ Equity	$226,610			$108,833

Interest Rate Spread(d)			2.50%			2.43%

Interest Income/Earning Assets			4.48%			4.52%
Interest Expense/Earning Assets			1.59%			1.67%
Net Interest Income and Margin (g)		$4,691	2.89%		$2,220	2.85%

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

For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) changes in rate/volume (Change in rate multiplied by change in volume).

	For the Quarter Ended September 30, 2004 vs. 2003 Increase (Decrease) Due to				Nine Months Ended September 30, 2004 vs. 2003 Increase (Decrease) Due to
	Volume	Rate	Rate and Volume (1)	Total Change	Volume	Rate	Rate and Volume (1)	Total Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$(10)	$15	$(9)	$(4)	$3	$7	$—	$10
Securities	263	34	21	318	1,003	(4)	(4)	995
Equity	5	1	4	10	13	—	2	15
Total Investment Income	258	50	16	324	1,019	3	(2)	1,020

Loans:
Commerical	371	(27)	(95)	249	1,165	(65)	(279)	821
Real Estate	622	43	36	701	1,774	33	35	1,842
Consumer	(1)	(3)	—	(4)	16	(9)	(2)	5
Security Lines	141	(51)	(73)	17	454	(110)	(267)	77
Other	—	—	—	—	—	—	—	—
Total Loan Income	1,133	(38)	(132)	963	3,409	(151)	(513)	2,745

Total Interest Income	1,391	12	(116)	1,287	4,428	(148)	(515)	3,765

Interest Expense
Interest Bearing Deposits:
Now Accounts	—	(1)	—	(1)	2	(5)	(1)	(4)
Savings	1	1	—	2	6	(2)	(2)	2
Money market	325	14	12	351	1,120	(16)	(23)	1,081
IRA’s	1	(1)	—	—	6	(2)	(2)	2
Certificates of deposit<$100,000	(3)	(5)	—	(8)	(2)	(32)	1	(33)
Certificates of deposit>$100,000	27	(6)	(1)	20	179	(47)	(27)	105
Total interest-bearing deposits	351	2	11	364	1,311	(104)	(54)	1,153

Borrowed Funds	184	(4)	(130)	50	629	(7)	(481)	141

Total interest expense	535	(2)	(119)	414	1,940	(111)	(535)	1,294

Net Interest Income	$856	$14	$3	$873	$2,488	$(37)	$20	$2,471

(1)          Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$36	80.00%	$11	8.73%	$97	30.12%	$36	5.16%
Other service charges, commissions and fees	34	75.56%	21	16.67%	102	31.68%	70	10.03%
Pre-underwriting fees	9	20.00%	94	74.60%	148	45.96%	94	13.47%
Unrealized gains on trading securities	21	46.67%	—	0.00%	21	6.52%	—	0.00%
Gain/(loss) on sale of securities	(55)	-122.22%	—	0.00%	(46)	-14.29%	498	71.35%
Total non-interest income	45	100.00%	126	100.00%	322	100.00%	698	100.00%

As a percent of average earning assets		0.08%		0.40%		0.28%		1.35%

Other Operating Expense:

Salaries and employee benefits	745	43.41%	508	45.77%	2,015	45.11%	1,402	46.33%
Occupancy costs	318	18.53%	237	21.35%	862	19.30%	632	20.89%
Advertising and marketing costs	84	4.90%	31	2.79%	176	3.94%	101	3.34%
Data processing costs	108	6.29%	52	4.68%	266	5.95%	148	4.89%
Deposit services costs	62	3.61%	40	3.60%	154	3.45%	111	3.67%
Loan servicing costs	3	0.17%	7	0.63%	5	0.11%	29	0.96%
Provision for undisbursed loan commitments	26	1.52%	(20)	-1.80%	82	1.84%	3	0.10%
Telephone and data communications	24	1.40%	33	2.97%	89	1.99%	87	2.88%
Postage	9	0.52%	8	0.72%	33	0.74%	22	0.73%
Legal and accounting	188	10.96%	12	1.08%	374	8.37%	99	3.27%
Other professional services	89	5.19%	109	9.82%	210	4.70%	154	5.09%
Stationery and supplies	40	2.33%	27	2.43%	94	2.10%	69	2.28%
Other	20	1.17%	66	5.95%	107	2.40%	169	5.58%
Total non-interest expense	$1,716	100.00%	$1,110	100.00%	$4,467	100.00%	$3,026	100.00%

As a percentage of average earning assets		2.94%		3.52%		2.54%		5.87%
Net non-interest income as a percentage of average earning assets		2.86%		3.80%		2.35%		4.52%

Efficiency ratio (a)		93.46%		112.23%		88.30%		125.04%

(a)          Represents non-interest expenses as a percentage of net interest income and non-interest income excluding securities gains and losses.

Table 4 - Securities Available for Sale,  Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	September 30, 2004		September 30, 2003		December 31, 2003
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(Dollars in thousands)
Available for Sale

US Gov’t agencies	$19,098	$18,855	$24,680	$24,344	$24,515	$24,215
SBA Loan Pools	—	—	—	—	—	—
Corporate bonds	1,339	1,342	12,930	12,948	12,032	12,079
State & political subdivisions	628	622	627	616	627	619
Subtotal, Available for Sale	$21,065	$20,819	$38,237	$37,908	$37,174	$36,913

Held to Maturity

US Treasury and Government Agency Securities	$7,986	$7,993	$7,171	$7,244	$6,153	$6,203
Mortgage-backed securities	47,827	47,562	32,797	32,597	29,674	29,538
Corporate bonds	1,278	1,385	2,024	2,159	1,775	1,910
State & political subdivisions	234	272	250	250	248	287
Subtotal, Held to Maturity	$57,325	$57,212	$42,242	$42,250	$37,850	$37,938

Fair value as a % of amortized cost of Held to Maturity Securities		99.8%		100.0%		100.2%

Trading Securities Equity Investments	954	976	—	—	—	—

Total Securities	$79,339	$79,007	$80,479	$80,158	$75,024	$74,851

Table 5 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of September 30, 2004.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
	Less than 1 Year		1 to 5 Years		More Than 5 to 10 Years		More Than 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$—	—	$12,968	2.68%	$5,887	4.13%			$18,855	3.21%
SBA Loan Pools	—	—	—	—	—	—	$—	—	—	-1.63%
Mortgage-backed Securities	—	—	—	—	—	—	—	—	—	—
State & Political subdivisions	—	—	622	2.92%	—	—	—	—	622	2.92%
Corporate Bonds	—	—	1,342	3.96%	—	—	—	—	1,342	3.96%
Total Available for Sale Securities	$—		$14,932		$5,887		$—		$20,819	3.00%

Held to Maturity Securities

US Government Agencies	$—	—	$7,230	3.05%	$756	6.00%	$—	—	$7,986	3.33%
Mortgage-backed Securities	—	—	4,584	3.51%	17,249	3.41%	25,994	3.60%	47,827	3.52%
State & Political subdivisions	—	—	—	—	234	6.00%	—	—	234	6.00%
Corporate Bonds	—	—	1,278	6.44%	—	—	—	—	1,278	6.44%
Total Held to Maturity Securities	$—		$13,092		$18,239		$25,994		$57,325	3.52%

Total Investment Securities	$—		$28,024		$24,126		$25,994		$78,144	3.36%

Table 6 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of
	September 30,		September 30,		December 31,
	2004		2003		2003
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial and Industrial	$14,707	10.55%	$8,428	13.28%	$14,609	17.67%
Real Estate:
Commercial	54,807	39.31%	24,164	38.07%	22,768	27.54%
Residential	8,553	6.13%	6,416	10.11%	9,160	11.08%
Construction and Land Development	27,039	19.39%	19,990	31.50%	20,284	24.54%
Total Real Estate	90,399	64.83%	50,570	79.68%	52,212	63.16%

SBA / USDA Loans	23,303	16.71%	877	1.38%	11,578	14.00%
Consumer loans	11,032	7.91%	3,592	5.66%	4,272	5.17%
Gross Loans	139,441	100.00%	63,467	100.00%	82,671	100.00%

Less:
Allowance for Loan Losses	1,419		767		822
Net Unearned Loan Fees/Costs	503		162		224
Net Loans	$137,519		$62,538		$81,625

Table 7 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended		For the YTD Periods Ending,
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
(Dollars in thousands)

Allowance at the beginning of the period	$1,212	$672	$822	$220

Charge-offs:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	—	—
USDA/SBA	—	—	—	—
Real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Charged-Off	—	—	—	—

Recoveries:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	—	—
USDA/SBA	—	—	—	—
Real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Recovered	—	—	—	—

Net loan charge offs	—	—	—	—

Provision charged to expense	207	95	597	547

Balance	$1,419	$767	$1,419	$767

Average gross loans outstanding during period	$130,078	$44,713	$113,131	$43,769
Gross loans outstanding at end of period	$139,441	$63,467	$139,441	$63,467

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	1.02%	1.21%	1.02%	1.21%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a	n/a	n/a

Table 8 - Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the allocation of our allowance for loan losses by loan categories at the dates indicated.  The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated to various loan categories as part of our process for evaluating the adequacy of the allowance for loan losses.

	As of September 30,		As of September 30,		As of December 31,
	2004		2003		2003
		% Total		% Total		% Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
	(Dollars in thousands)

Commercial and Industrial	$263	10.55%	$142	13.28%	$146	17.67%
Real Estate:
Commercial	532	39.31%	293	38.07%	301	27.54%
Residential	66	6.13%	37	10.11%	42	11.08%
Construction and Land Development	386	19.39%	204	31.50%	222	24.54%
Total Real Estate	984	64.83%	534	79.68%	565	63.16%

SBA / USDA/ Govt Gtd Loans	11	16.71%	4	1.38%	8	14.00%
Consumer loans	160	7.91%	86	5.66%	103	5.17%
Unallocated	1	0.00%	1	0.00%	—	0.00%
	$1,419	100.00%	$767	100.00%	$822	100.00%

(1) Represents percentage of loans in category to total loans.

Table 9 - Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on our net interest income over a 12 month period following September 30, 2004 in the event of a ramping up or down in the indicated market interest rates.

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 200 basis points	$525	0.22%
Up 100 basis points	$279	0.12%
Down 100 basis points	$(496)	-0.21%
Down 200 basis points	$(1,302)	-0.54%

Table 10 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,955	18.88%	$12,094	8.00%	NA	NA
Nevada Security Bank	$25,856	17.10%	$12,094	8.00%	$15,118	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,379	17.85%	$6,047	4.00%	NA	NA
Nevada Security Bank	$24,280	16.06%	$6,047	4.00%	9,071	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,379	11.13%	$9,707	4.00%	NA	NA
Nevada Security Bank	$24,280	10.01%	$9,707	4.00%	$12,135	5.00%

June 30, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,690	21.56%	$10,601	8.00%	NA	NA
Nevada Security Bank	$23,590	17.80%	$10,601	8.00%	$13,252	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,347	20.55%	$5,301	4.00%	NA	NA
Nevada Security Bank	$22,247	16.79%	$5,301	4.00%	7,951	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,347	11.38%	$9,407	4.00%	NA	NA
Nevada Security Bank	$22,247	9.46%	$9,407	4.00%	$11,759	5.00%

March 31, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,398	23.60%	$9,555	8.00%	NA	NA
Nevada Security Bank	$23,133	19.37%	$9,555	8.00%	$11,944	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,257	22.65%	$4,778	4.00%	NA	NA
Nevada Security Bank	$21,992	18.41%	$4,778	4.00%	7,166	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,257	13.75%	$7,882	4.00%	NA	NA
Nevada Security Bank	$21,992	11.16%	$7,882	4.00%	$9,852	5.00%

December 31, 2003
Total Capital to Risk Weighted Assets
The Bank Holdings	$12,011	11.84%	$8,118	8.00%	NA	NA
Nevada Security Bank	$14,853	14.64%	$8,118	8.00%	$10,148	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$11,114	10.94%	$4,059	4.00%	NA	NA
Nevada Security Bank	$13,956	13.75%	$4,059	4.00%	6,089	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$11,114	7.06%	$6,297	4.00%	NA	NA
Nevada Security Bank	$13,956	8.87%	$6,297	4.00%	$7,871	5.00%

Table 11 -QUARTERLY DATA (UNAUDITED)

	Periods Ended
	2004			2003				2002
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)

Interest Income	2683	$2,458	$2,139	$1,735	$1,396	$1,143	$976	$902	$619	$333	$94
Interest Expense	947	825	817	598	533	413	349	391	239	114	15
Net interest income	1,736	1,633	1,322	1,137	863	730	627	511	380	219	79

Provision for Loan Losses	207	170	220	55	95	362	90	50	95	64	11
Net interest income after Provision for Loan Losses	1,529	1,463	1,102	1,082	768	368	537	461	285	155	68

Non-interest income	45	122	155	195	126	243	329	39	23	14	1
Non-interest expenses	1,716	1,499	1,252	1,187	1,110	993	923	741	739	784	547

Net Income (Loss)	$(142)	$86	$5	$90	$(216)	$(382)	$(57)	$(241)	$(431)	$(615)	$(478)

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	1,005	(1,409)	419	68	(352)	113	(406)	211	117	(12)	—

Comprehensive Income (Loss)	$863	$(1,323)	$424	$158	$(568)	$(269)	$(463)	$(30)	$(314)	$(627)	$(478)

Earnings per common share:
Basic	$(0.05)	$0.03	$0.00	$0.06	$(0.15)	$(0.27)	$(0.04)	$(0.17)	$(0.31)	$(0.44)	$(0.34)
Diluted	$(0.05)	$0.03	$0.00	$0.06	$(0.15)	$(0.27)	$(0.04)	$(0.17)	$(0.31)	$(0.44)	$(0.34)

THE BANK HOLDINGS AND SUBSIDIARY

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

There have not been any substantive changes in the Company’s controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Evaluations are performed on a continuing basis, however, to ensure significant changes have not occurred.

Part II – Other Information

Item 1.  Legal Proceedings

In the ordinary course of business the Company may become subject to legal proceedings and claims.  At the current time, management is not aware of any unasserted claims or legal actions that would have a material effect on the Company’s financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

–   None

Item 3.  Defaults Upon Senior Securities

–   not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

–   None

Item 5.  Other Information

–   None

Item 6.  Exhibits and Reports on Form 8-K

(a)                 The following exhibits are filed as part of this report.

Exhibit Number	Description

Exhibit No. 10.18	Agreement and Plan of Reorganization and Merger dated August, 20, 2004 between Nevada Security Bank and CNA Trust Corporation and CNA Financial Corporation
Exhibit No.31.1	Certification of Chief Executive Officer Under 18 U.S.C. § 1350.
Exhibit No.31.2	Certification of Chief Financial Officer Under 18 U.S.C. § 1350.
Exhibit No. 32	Certification of Periodic Financial Report.

(b)                We filed a Current Report on Form 8-K on August 6, 2004.  On August 5, 2004, The Bank Holdings issued a press release concerning its results of operations and financial condition as of and for the calendar quarter ending June 30, 2004.

(c)                 We filed a Current Report on Form 8-K on August 23, 2004, concerning the signing of a definitive agreement to purchase CNA Trust of Costa Mesa, California.

(d)                We filed a Current Report on Form 8-K on September 16, 2004 concerning the election of Ms. Marybel Batjer to serve as an independent director until the 2005 Annual Meeting of Shareholders.

(e)                 We filed a Current Report on Form 8-K on October 5, 2004, concerning the appointment of John N. Donovan to the newly established position of Chief Credit Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date:	November 15, 2004	by:	/s/ Harold G. Giomi

Harold G. Giomi
Chief Executive Officer

Date:	November 15, 2004	by:	/s/ Jack B. Buchold

Jack B. Buchold
Chief Financial Officer
(principal financial and accounting officer)