Form 10KSB
period 2004-12-31
BANK HOLDINGS
filed 2005-03-31
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December  31, 2004

Commission file number 000-50645

THE BANK HOLDINGS

(Exact name of Registrant as specified in its charter)

NEVADA	90-0071778
State of Incorporation	IRS Employer Identification No

9990 Double R Boulevard, Reno, Nevada 89521
Address of principal executive offices Zip Code

775-853-8600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 Par Value, Warrants to Purchase Common Stock

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

For the year ending December 31, 2004 the Registrant’s revenues were $10,956,000.

As of March 21, 2005, the aggregate market value of the voting stock held by non – affiliates of the Registrant was approximately $44.8 million based on the NASDAQ closing price on that date of $18.45 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.  The number of shares of Common Stock of the registrant outstanding as of March 1, 2005 was 2,972,330 par value $0.01.  Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed with Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 9-12.

FORM 10-KSB

TABLE OF CONTENTS

Part I

Item 1.	Description of Business

Item 2.	Description of Properties

Item 3.

Legal Proceedings

Item 4.

Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Common Equity and Related Shareholder Matters

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.	Consolidated Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures

Item 8B.	Other Information

Part III

Item 9.	Directors and Executive Officers of the Registrant

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits

Item 14.	Principal Accountant Fees and Services

Signatures

Appendix

FORWARD – LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements and information and is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements (which involve The Bank Holdings’ (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

Although we believe that the anticipated results or other expectations reflected in our forward–looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained.  Forward–looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a consequence actual results may differ materially from those expressed in forward–looking statements.  Factors that could cause actual results to differ from forward-looking statements include, but are not limited to the following, as well as those discussed elsewhere herein:

•                  changes in the extensive laws, regulations and policies governing financial institution holding companies and their subsidiaries could alter our business environment or affect our operations;

•                  general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses or a reduced demand for credit or fee–based products and services;

•                  changes in the domestic interest rate environment could reduce net interest income and could increase credit losses;

•                  the conditions of the securities markets could change, which could adversely affect, among other things, the value or credit quality or our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans and leases;

•                  competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non–banks, technological developments such as the internet, or bank regulatory reform;

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

•                  acts or threats of terrorism or actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in our principal markets, which could have an adverse effect on our financial performance and that of our borrowers and on the financial markets and the price of our common stock;

•                  loss of key personnel;

•                  operational risks and interruptions including data processing systems failure or fraud;

You should not place undue reliance on any forward–looking statements.  Forward–looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events except to the extent required by federal securities laws.

PART I

ITEM 1.          BUSINESS

The Company

The Bank Holdings

The Bank Holdings is a bank holding company incorporated in Nevada on January 17, 2003 and registered under the Bank Holding Company Act of 1956, as amended.  We conduct operations through our sole subsidiary, Nevada Security Bank, a Nevada state-chartered commercial bank.  We and Nevada Security Bank are both headquartered in Reno, Nevada at 9990 Double R Boulevard.  We acquired all of the outstanding shares of Nevada Security Bank on August 29, 2003.  The Bank Holdings has no employees who are not also employees of Nevada Security Bank.  The Company exists primarily for the purpose of holding the stock of the Bank and of other such subsidiaries it may acquire or establish.

The Company’s principal sources of income are from interest earning assets held in portfolio, as well as dividends from the Bank, which are currently restricted.  The Company intends to explore supplemental sources of income in the future.

At December 31, 2004, the Company had consolidated assets of $246.8 million, deposits of $188.3 million and shareholder’s equity of $27.4 million.  During the quarter ended March 31, 2004, the Company issued 1,552,500 shares of its $.01 par value common stock. 850,000 shares were sold by the Company at a sales price of $11.00 per share. 702,500 shares were sold by D.A. Davidson & Co. for a net sales price of $10.23 per share. Gross proceeds amounted to $16.5 million and direct, incremental costs of issuance were approximately $400,000 which resulted in an increase of capital in the amount of $16.1 million.

References herein to the “Company” include the Company and its consolidated subsidiaries, unless the context indicates otherwise.

The Company’s website is: www.thebankholdings.com.

The Bank

Nevada Security Bank

Nevada Security Bank was incorporated under the laws of the State of Nevada on February 26, 2001, and was licensed by the Nevada Commissioner of Financial Institutions and commenced operations as a Nevada state-chartered bank on December 27, 2001.  The Bank’s website is: www.nevadasecuritybank.com.

Nevada Security Bank (NSB) operates from its head office in Reno, and its branch offices in Incline Village, northwest Reno, Nevada, and Roseville, California.  Incline Village is located on the north shore of Lake Tahoe, Nevada, approximately 25 miles south of Reno, Nevada.  Roseville is located in the Sacramento, California environs, about 124 miles southwest of Reno, Nevada. That branch is separately branded as Silverado Bank, a division of NSB.  The addresses of our current full-service branch offices are as follows:

Reno:	9990 Double R Boulevard
Reno, Nevada 98521
(775) 853-8600
Date of opening: 12/27/01

Northwest Reno:	1680 Robb Drive
Reno, Nevada 89523
(775) 746-9800
Date of opening: 10/11/04

Incline Village:	910 Tahoe Boulevard, Suite 101
Incline Village, Nevada 89451
(775) 832-8100
Date of opening: 3/6/02

Roseville:	2270 Douglas Blvd., Ste 220
Roseville, California 95991-4239
(916) 787-1900
Date of opening: 3/18/05

Nevada Security Bank also operates a loan production office under the name of Silverado Funding which was recently moved from Rancho Cordova, California to 2270 Douglas Boulevard, Roseville, California 95991-4239.  This office focuses on government guaranteed loans through the Small Business Administration, or SBA.

On August 20, 2004 The Bank Holdings, Nevada Security Bank, CNA Trust Corporation and CNA Financial entered into an Agreement and Plan of Reorganization and Merger whereby upon regulatory approval, CNA Trust Corporation of Costa Mesa, California would be merged into Nevada Security Bank with the resulting branch of Nevada Security Bank being relocated to the Sacramento, California area and operating as a full service branch office of Nevada Security Bank.  At that location, it would operate as Silverado Bank, a division of Nevada Security Bank.  On November 2, 2004 the Company received regulatory approval to merge CNA Trust Corporation, a California financial institution with and into Nevada Security Bank.  The loan production office (Silverado Funding) and the branch (Silverado Bank, a division of Nevada Security Bank) will occupy the same office location in Roseville.  No assets or liabilities of CNA Trust Corporation were acquired in the purchase, other than a deposit for $100,000 which would carry-over in the transaction to maintain continual FDIC insurance coverage during the sale and be withdrawn simultaneously with the closing.  The total purchase price of this transaction was $500,000.

As an independent community commercial bank, Nevada Security Bank offers a full range of consumer and commercial banking services primarily to the business and professional community and individuals located in Washoe County, Nevada.  Nevada Security Bank has a full complement of lending activities, including commercial and industrial, real estate construction, real estate mortgage, as well as agricultural and consumer loans, with particular emphasis on short and medium-term obligations.  Nevada Security Bank’s loan portfolio is not concentrated in any one industry, although approximately 70% of Nevada Security Bank’s loans are secured by real estate.  A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate.

As of December 31, 2004, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of those areas was responsible, were as follows:  (i) loans secured by real estate 70.0%; (ii) commercial and industrial (including SBA) loans, 22.8%, and (iii) consumer loans 7.2%.

Nevada Security Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal accounts, money market accounts and time certificates of deposit.  Most of Nevada Security Bank’s deposits are attracted from individuals and from small and medium-sized business-related sources.  Its deposits are insured under the Federal Deposit Insurance Act up to applicable limits, and subject to regulations by that federal agency.  The Bank is subject to periodic examinations of its operations and verification of compliance with applicable laws and regulations issued by the FDIC and the Nevada Financial Institutions Division.

As of December 31, 2004 the Bank had 3,549 deposit accounts with balances totaling approximately $188.3 million, compared to 2,732 deposit accounts with balances totaling approximately $148.7 million at December 31, 2003 and 1,651 deposit accounts with balances totaling approximately $67.3 million at December 31, 2002.  We attract deposits through our customer oriented product mix, competitive pricing, convenient locations all provided with the highest level of customer service.  Further, we offer shared ATM and point-of-sale (POS) networks to allow our customers access to national and international funds transfer networks.

In addition to the loan and deposit services Nevada Security Bank also offers a wide range of specialized services designed to attract and meet the needs of commercial customers and personal account holders.  These services include cashiers’ checks, travelers’ checks and foreign drafts.  Nevada Security Bank does not operate a trust department; however, it has made an arrangement with a private trust company to offer trust services to its customers on request.  Most of Nevada Security Bank’s business originates from within Washoe County.

Neither Nevada Security Bank’s business nor liquidity is seasonal, and there has been no material effect upon Nevada Security Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

The Company has not engaged in any material research activities relating to the development of new products or services during the last two fiscal years, however, a substantial investment of time and capital has been directed to the improvement of existing Bank services during the last twelve months.  Specifically, we opened a third branch office in northwest Reno, negotiated and completed the purchase of CNA Trust in Costa Mesa, California, received approval to open the Bank’s fourth branch in the Spanish Springs area, and relocated the Costa Mesa office to Roseville, California under the name of Silverado Bank, a division of Nevada Security Bank.  In addition, we have completed the design and implementation of the Company’s website, Silverado Bank’s website, and a company intranet.  Further, the officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, among which are “free checking” and more comprehensive electronic banking capabilities to enable the Bank to retain and improve its competitive position in its service areas.  For example, alternatives for future electronic banking delivery systems are currently being evaluated in an effort to keep pace with evolving technology, and to continue to provide superior service to our various customer individuals and entities.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or cities in which we conduct business), franchises or concessions.  We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries, except as noted in “Management’s Discussion and Analysis of Financial Condition and results of Operations.”  The amounts expended in compliance with new government and regulatory initiatives related to anti-terrorism, corporate responsibility, and customer privacy have increased over the past few years, and the amount specifically related to Sarbanes-Oxley Section 404 compliance is expected to significantly increase over 2005 and 2006.

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

•              Conducting our business with integrity and respect for all; and

•              Fulfilling potential opportunities for growth and development

Our business strategy is to increase shareholder and franchise value by continuing to expand our geographic footprint through new branches, regional and/or loan production offices, and/or strategic acquisitions as they may become available. We expect to achieve these goals with our core group of experienced bankers, meeting the needs of our constituent shareholder, customer, and employee groups. This will be accomplished by understanding our customers’ needs and expectations and addressing each of them in a focused and responsive fashion, on a timely basis.

Further, we expect to constantly refine and redefine our asset and liability portfolios through growth and product line diversification, increase our base of higher yielding assets as the economic cycle strengthens, and improve our efficiency ratio as we leverage our talents and capital.

Competition

The banking business in Nevada and northern California generally, and in the market areas served by Nevada Security Bank specifically, is highly competitive with respect to both loans and deposits.  Nevada Security Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are much larger than Nevada Security Bank.  As of June 30, 2004, the most recent date for which data is available from the FDIC, there were 79 banking offices, including 48 offices of three major chain banks (Bank of America, US Bank and Wells Fargo), operating within Nevada Security Bank’s primary market areas in Washoe County.  These three major chain banks were reported to have held 39.2% of the deposits in Washoe County at June 30, 2004. If one were to include the single Charles Schwab Bank NA, office, it alone holds an additional 38% of the county’s total deposits.   Nevada Security Bank’s share of such market at that date was reported to be 1.73% of the county’s $9.1 billion deposit base (2.77% exclusive of Schwab), as compared to 0.73% of the county’s $5.1 billion deposit base on June 30, 2003.  This was an increase of over 136% in one year, and the Bank is now the second largest independent bank headquartered in northern Nevada.  Of the $4.0 billion change in the county’s deposit base, $3.4 billion or 92% was represented by the new Schwab office.  There has been increased competition for deposit and loan business over the last several years as a result of deregulation.  Many of the major commercial banks operating in Nevada Security Bank’s market areas offer certain services, such as trust and international banking services, which Nevada Security Bank does not offer directly.  Additionally, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.  At December 31, 2004, the legal lending limit for Nevada Security Bank was approximately $6.5 million.

To a great extent, the super-regional state chain banks also have the advantage of geographically diffused name recognition and may actively pursue wide-ranging advertising campaigns and branding tactics which are not available to a local community institution, due to economies of scale.

Further, other competitors have entered banking markets with focused products targeted at specific highly profitable customer segments.  Many competitors are able to compete across geographic boundaries that are blocked to us and provide customers with alternatives to traditional banking services and nearly all significant products.  Indeed, last year, a well-recognized brokerage firm established their own bank in the Reno market and these competitive trends are likely to continue.

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

The Bank primarily targets its general commercial banking services to businesses, professional concerns, developers and individuals residing in or doing business in the greater Reno/Sparks and Incline Village communities.  As an independent, community bank, management emphasizes quality service, efficiency and personal attention to the needs of its customers.  The Bank’s wide range of deposit accounts is designed to attract businesses, professionals and individuals as depositors.  Management has hired competent and professional banking staff in its branches to focus on the financial needs of its customers. Various promotional opportunities have been made available to customers through newspaper advertising and flyers.

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

Consumer loans offered include auto loans, home improvement loans, and home equity lines of credit.  To accommodate borrowers with loan requests which exceed the Bank’s legal lending limit, the Bank has established participation arrangements with correspondent banks to facilitate approval and funding.  Management has hired a professional and competent lending staff comprised of five commercial and real estate lenders with substantial years of knowledge, experience and expertise in the Reno/Sparks and Incline Village markets, and three such individuals in the Roseville, California market.

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

In certain instances, we have been unable to compete for deposit acquisition business due solely to our lack of long-term operating history or lack of sustained profitability.  In these situations, there are few alternatives available to us.  However, we may have other specialized services to overcome some objections to our relatively short three years operating history, such as those available from correspondent banks, the highly technological alternative delivery channels available through our website, and the ever-present capabilities of our well-seasoned and extraordinarily capable staff.

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

Employees

As of December 31, 2004, the Company had 40 full-time and 3 part-time employees.  On a full-time equivalent basis, the Company’s staff level was 43.9 at December 31, 2004, as compared to 38.2 at December 31, 2003 and 28.5 at December 31, 2002.  Staff was added during 2004 primarily due to the Company’s newest branch located in Northwest Reno.  None of our employees is represented by a union or covered by a collective bargaining agreement.  Management of the Company believes its employee relations are satisfactory.

Recent Accounting Pronouncements

On November 25, 2003, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (EITF) ratified a consensus decision on new disclosure requirements related to unrealized losses on investment securities applicable to fiscal years ending after December 15, 2003 requiring institutions covered by FAS 115 to include said disclosure in 2003 annual reports.  Unrealized losses on investment securities must be summarized in table format, distinguishing between securities in a continuous unrealized loss position for 12 months or more and securities in a continuous unrealized loss position for 12 months or less, including aggregate unrealized losses of securities whose fair values are below book values as of the reporting date and the aggregate fair value of securities whose fair values are below book values as of the reporting date.  Additional information recommended for inclusion in narrative form includes the nature of the investment, the cause(s) of impairment(s), the number of investment positions that are in an unrealized loss position, and the severity and duration of impairment(s).  Subsequently at the March 17-18, 2004 EITF meeting provided further guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods after June 15, 2004.  However, the guidance contained in paragraphs 10 - 20 has been delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10 - 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” posted September 30, 2004.  The delay of the effective date for paragraphs 10 - 20 superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.”  The disclosures continue to be effective in annual financial statements for fiscal years ending after December 31, 2003, for investments accounted for under Statements 115 and 124.

In December 2004, FASB published FASB Statement No. 123 (Revised 2004), Share-Based Payment, FAS 123(R).  FAS 123 (R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123 (R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective in the beginning of the first quarter of 2006.  As of the effective date, the Company will apply the Statement using a modified version of prospective application.  Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under FAS 123.

The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them being our future compensation strategy.   The pro forma compensation costs presented in this document and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

In 2004, the Securities and Exchange Commission Staff updated Staff Accounting Bulletin No. 74 topic M (“SAB 74”), Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of the Registrant When Adopted in a Future Period, which provided guidance on disclosure of the potential effects of proposed accounting standards issued, but which do not require adoption until some future date. The guidance clarifies that disclosure should be adopted when the accounting standard is expected to have a material impact on the financial position, and/or results of operations.

On March 2, 2005, the Securities and Exchange Commission (SEC) further extended the compliance dates for non-accelerated filers, regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted on June 5, 2003, pursuant to Section 404 of the Sarbanes-Oxley Act.  The amendments require a company to include in its annual reports a report by management on the company’s internal control over financial reporting and an accompanying auditors report.

The Commission extended the original Section 404 compliance dates for all issues in February 2004.  Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006.  This is a one-year extension from the previously established July 15, 2005 compliance date for non-accelerated filers.  The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.

The list of recent accounting pronouncements noted above, while not an exhaustive list, includes those which we believe will, or may, have the greatest likelihood of application to the Company’s consolidated balance sheets and/or consolidated statements of operations.  We believe that adoption of these standards will not have a material impact on our financial condition, results of operations, earnings per share or cash flow, however, no absolute assurance can be given that this in fact will occur.

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

The Company

The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which require the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”).  The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principle shareholders regarding transactions in the Company’s Common Stock and short–swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

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

The Company and Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act.  This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks.  It is the Federal Reserve Bank’s position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity.  Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks.

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt.  Under certain circumstances, the Federal Reserve Board may require the Company to file written notice and obtain its approval prior to purchasing or redeeming The Company’s equity securities.

The Bank

As a Nevada state–chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the Nevada Department of Financial Institutions (the “DFI”) and the FDIC.  In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board.  The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.  Supervision, legal action and examination of the Bank by the FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities.  As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on both loans and deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy.  The Bank and the Company currently exceed all regulatory minimums.  Those regulations incorporate both risk-based and leverage capital requirements.  Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The following items are defined as core capital elements:  (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interest in the equity of consolidated subsidiaries.  Supplementary capital elements include:  (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2004 and 2003, the Bank’s Total Risk-Based Capital ratios were 15.60% and 14.64%, respectively, and its Tier 1 Risk-Based Capital Ratios were 14.55% and 13.75%, respectively.

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business).  The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

Additionally, the risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluation a bank’s capital adequacy.  Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates.  While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement risk-based capital guidelines.  Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant.  The Bank’s Leverage Capital Ratio was 9.91% and 8.87% on December 31, 2004 and 2003 respectively.  As of December 31, 2004, the Company’s leverage capital ratio was 11.01%, as compared to 7.06% at December 31, 2003.  Both of these ratios exceeded regulatory minimums, and since the most recent balance sheet date, management does not believe conditions or events have changed the institution’s category.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation–Capital Resources.  Risk–based capital ratio requirements are discussed in greater detail in the following section.

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

In addition, banks must pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.  This amount fluctuates but for the fourth quarter of 2004 is 1.46 cents per $100 of insured deposits.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.  In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance–based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” or “substantial noncompliance.”

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

Interstate Banking and Branching

The Riegle – Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization.  However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting–out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

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

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

The changes effected by the Interstate Banking Act have increased competition in the environment in which the Bank operates to the extent that out–of–state financial institutions directly or indirectly enter the Bank’s market areas.  It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry.  While many large out-of-state banks have already entered the Nevada market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the Company and the competitive environment in which they operate.

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

Separately, the GLB Act imposes customer privacy requirements on any company engaged in financial activities.  Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information.  Also, for customers who obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter, including its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties.  If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties.  Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information.  Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

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

Amendments to Regulation H and Y for Trust Preferred Securities.

The Federal Reserve Board issued a final rule on March 1, 2005 that amends Regulation H and Regulation Y to limit restricted core capital elements (including trust preferred securities) which count as Tier 1 capital to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability.  Internationally active bank holding companies, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15 percent limit, but they may include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.

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

We are subject to certain of the informational requirements of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.  In accordance with the Exchange Act, we file annual and quarterly reports and other information with the Securities and Exchange Commission, or SEC.  Copies may be obtained at the prescribed rates from the public reference room maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C.  20549 and be inspected without charge and copied at the prescribed rates at the SEC’s regional office at Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661.  The public may also obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  An electronic version of our filings may be viewed at the SEC’s website: www.sec.gov.  Additionally, each of these sites also provide access to any other report or other information we file with the SEC.

ITEM 2.          PROPERTIES

Nevada Security Bank operates from four locations, the principal location being 9990 Double R Boulevard, Reno, Nevada, 89521 where the administrative functions and regular branch activities of the bank occur.  The Bank Holdings also is located at this address.

Nevada Security Bank leases the first floor of this free-standing facility under an agreement dated October 2,

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

The Bank Holdings leases part of the second floor of the same facility under an agreement dated November 17, 2003, which notes the use of approximately 4,028 square feet for an eight year eight month term which is coterminous with the Bank’s lease.  The Bank Holdings took possession on April 9, 2004 and may extend the lease for four, five-year periods if not in default under the terms of the agreement at each renewal period.  The lease payment under this agreement is approximately $5,720 per month with annual escalations for each of the first three years; beginning in year four there is a fixed annual escalation of 2.5%.

Nevada Security Bank’s Incline Village branch office operates in approximately 4,200 square feet in an office at the northeast end of the Raley’s Shopping Center located at 910 Tahoe Boulevard, Incline Village, Nevada, 89451.  Nevada Security Bank renovated this property and took possession on March 6, 2003 under a five-year lease dated February 26, 2001 that contains two renewal periods of five years each if the bank is not in default under the terms of the lease at each renewal period.  The lease payment under this agreement is approximately $6,600 per month with annual consumer price index (CPI) adjustments.

Nevada Security Bank’s office in Northwest Reno operates in approximately 3,500 square feet in a newly constructed free standing building in the McQueen’s Crossings shopping center development.  Nevada Security Bank occupies this facility under a lease agreement dated October 7, 2003 within a land area of about 46,000 square feet.  The location consists of a building, three drive-up lanes, one of which houses an ATM, and one bypass lane.  The term of the lease is twenty years, commencing October 11, 2004, with two ten year extensions available if the tenant is not in default under the terms of the lease.  The lease payment under this agreement is approximately $11,250 per month for the first five years, with escalations thereafter.

In addition, Nevada Security Bank recently relocated and consolidated the loan production office from Rancho Cordova, California, to 2270 Douglas Blvd., Suite 220 Roseville, California.  The purpose of the loan production office is to facilitate the growth of SBA loans serving the needs of the northern California and northern Nevada markets.  The Roseville facility is newly renovated and operates under a lease agreement dated October 6, 2004 with premises of approximately 5,968 square feet.  The term of the lease is five years, commencing with occupancy in March 2005, with one five year extension available if the tenant is not in default under the terms of the lease.  The lease payment under this agreement is approximately $12,533 per month for the first year, with escalations thereafter.

The approved but unopened Spanish Springs branch office in Sparks, Nevada will likely open in the second quarter of 2006.  This approval may require an extension due to the possible delay of site completion activities.  When open it will be housed in a free standing building in a shopping center development, which is currently pending governmental site development approval.

Nevada Security Bank’s total occupancy expense for the years ended December 31, 2004 and 2003, was approximately $1,330,000 and $896,000 respectively.  Management believes that existing facilities are adequately covered by insurance and sufficient for our present purposes and anticipated growth in the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

With the exception of the matters disclosed below, in the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

In November, 2004, Dot1Web, Inc., Thomas R. Creal, court appointed receiver for Dot1Web, Inc. and Robert DeMaio filed an action against Nevada Security Bank, the Company’s sole subsidiary.  The Bank Holdings is not a party to this lawsuit.  The central allegation against the Bank is the alleged wrongful dishonor of certain checks drawn on the account of Plaintiff.  The Plaintiffs alleged that, as a result of the dishonor, they lost potential investors who were planning on assisting them with $20,000,000 in capital investment and Mr. Demaio also personally lost nearly $80,000,000 in the value of stock he held in Dot1Web, Inc.  To date, the Bank has filed its Answer to the Complaint, in which it denies all material allegations therein, and the parties are engaging in discovery.  Management believes the action is without merit and intends to vigorously defend the litigation.  Given the early stage of the matter, though, it is not currently possible to predict the outcome or make an estimation of the likelihood of success by the Bank or the material impact, if any, on it.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)  Market Information

Between December 27, 2001 the date the Bank opened for business, and March 22, 2004, there were no trades in the Bank’s stock, of which management is aware, and there appeared to be no active trading market.

The Company’s Common Stock was listed on the NASDAQ Small Cap Market on March 23, 2004.  Prior to that, Nevada Security Bank’s Common Stock was listed on the Over-The-Counter Bulletin Board (OTCBB).  Our Common Stock trades on the NASDAQ Stock Market® under the symbol TBHS and the CUSIP number of such common stock is 88331E104.

Our warrants were also listed on the NASDAQ Small Cap Market on March 23, 2004.  The Warrants trade under the symbol TBHSW and the CUSIP number for them is 88331E112.  The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources.

Calendar Quarter Ended	Sale Price of the Company’s Common Stock (per share)		Approximate Trading Volume in Shares
	High	Low
March 31, 2004 (1)	$15.94	$13.24	319,770
June 30, 2004	16.90	13.50	217,439
September 30, 2004	17.24	15.50	51,343
December 31, 2004	20.70	15.75	97,508

(1)  Trading commenced March 23, 2004.

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

The Company has not made any repurchases of its stock during the fourth quarter of the period covered by this report.

(b)  Holders

On March 21, 2005 there were approximately 654 shareholders of record at the Company’s stock transfer agent, while street name holders totaled about 659.  Total shareholders approximate 1,313.

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

Nevada Security Bank’s ability to pay cash dividends to us is also subject to certain legal limitations.  Under Nevada law, a bank cannot declare a cash dividend or make a distribution of its net profits until (a) the bank’s surplus fund equals its initial stockholders’ equity (excluding the amount of the initial surplus fund) and (b) ten percent of the previous year’s net profits have been carried to the surplus fund.  Additionally, no distribution may be made if it would result in the bank’s stockholders’ equity (including the reserve for loan losses) being less than 6% of the bank’s average total daily deposit liabilities for the preceding 60 days or if it would reduce the stockholders’ equity below the initial stockholders’ equity or below minimum applicable regulatory capital requirements under federal law.  Also, under Nevada law applicable to Nevada Security Bank, and to Nevada corporations generally, no distribution may be made if, after giving effect to it, the corporation would be unable to pay its debts as they become due in the usual course of business or the sum of the corporation’s assets would be less than the sum of its liabilities plus the amount (if any) that would be needed to satisfy the rights of holders of any preferred stock of the corporation, assuming the corporation were to be dissolved at the time of the distribution.

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004, with respect to options outstanding and available under our Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	456,800	$13.25	120,986
Equity compensation plans not approved by security holders	—	—	—

Total	456,800	$13.25	120,986

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The “summary selected financial data” that follows is derived from the audited Consolidated Financial Statements of the Company and from our internal accounting system.  The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.  Statistical information that follows is generally based on average daily amounts.

Summary Selected Consolidated Financial Data

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Condensed Income Statement
Interest Income	10,536	5,250	1,948
Interest Expense	3,669	1,893	759
Net Interest Income	6,867	3,357	1,189
Provision for Loan Losses	764	602	220
Non-interest income	420	893	77
Non-interest expense	6,242	4,213	2,811
Provision for income taxes (1)	—	—	—
Net Income (Loss)	281	(565)	(1,765)

Period End Data
Assets	246,842	166,149	79,676
Loans, gross	160,708	82,671	25,005
Securities	69,128	74,763	47,992
Deposits	188,341	148,747	67,270
Other borrowed funds	30,500	6,125	15
Shareholders’ Equity	27,376	10,853	11,995

Average Balance Sheet
Assets	233,439	121,017	46,903
Loans, gross	122,454	50,214	8,318
Securities	90,242	59,998	25,333
Deposits	199,305	108,163	34,209
Shareholders’ Equity	23,090	11,188	12,573

Asset Quality
Non-performing assets (2)	—	—	—
Allowance for loan losses	1,586	822	220
Net Charge-offs	—	—	—
Non-performing assets to total assets	—	—	—
Allowance for loan losses to loans	0.99%	0.99%	0.88%
Net Charge-offs to average loans	—	—	—

Per Common Share
Basic income (loss) per share	0.11	(0.40)	(1.26)
Diluted income (loss) per share	0.10	(0.40)	(1.26)
Book value per share at year end	9.21	7.72	8.53
Period end common shares outstanding	2,972,330	1,405,930	1,405,930
Average shares outstanding - basic	2,615,991	1,405,930	1,405,838
Average shares outstanding - diluted	2,703,798	1,405,930	1,405,838

Financial Ratios
Return on average assets	0.12%	(0.47)%	(3.76)%
Return on average equity	1.22%	(5.05)%	(14.04)%
Net interest margin (3)	3.12%	2.91%	2.65%
Tier 1 leverage capital ratio	11.01%	7.06%	15.17%

(1) The Company does not record a provision for income taxes as a result of net operating losses.

(2) Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status, and other real estate owned. For all periods presented, there are none.

(3) Net interest income calculated on a fully-taxable equivalent basis divided by average interest earning assets.

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

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors.  Qualitative factors include the general economic conditions in our state, and in particular, the state of certain industries in northern Nevada. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As we add new products and increase the complexity of our loan portfolio, we shall enhance our methodology accordingly.  Management may report a materially different amount for the provision for loan losses in the statement of operations to change the balance of the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes presented elsewhere herein as well as the portion of this Management’s Discussion and Analysis section entitled “Provision for Loan Losses” and “Allowance for Loan Losses”. Although management believes the levels of the allowance as of December 31, 2004 and 2003 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

This discussion presents management’s analysis of the financial condition and results of operations of The Bank Holdings and Nevada Security Bank for each of the periods ended December 31, 2004, 2003, and 2002 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with the financial statements of The Bank Holdings and Nevada Security Bank and the notes related thereto which appear elsewhere in this document.

Summary of Performance

As previously noted and also as reflected in the Consolidated Statements of Operations, for the year ended December 31, 2004, the Company generated net income of approximately $281,000 and for the years ended December 31, 2003 and 2002, the Company generated net losses of approximately $565,000, and $1.765 million, respectively.

The Company earns income from two primary sources; net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges and fees charged for services provided, less the operating costs of providing the full range of banking services to our customers.  Pre-underwriting loan fees, gains on sale of securities and unrealized gains or losses on the Company’s trading account comprise another area of non-interest income.

2004 over 2003

The strong improvement in results of operations for the year ended December 31, 2004 when compared to the results of the comparable 2003 period, are primarily due to increases in volumes held of interest earning assets, primarily loans, and interest bearing liabilities, primarily deposits.  Total assets increased approximately $80.7 million or 48.6% when comparing December 31, 2004 to 2003, and average total assets increased about $112 million or 93% over the same period.

The Company’s income from operations was approximately $281,000 for the year ended December 31, 2004 as compared to a loss of $565,000 for the comparable period of 2003.  This was a change of approximately $846,000 from the previous period.  The income per basic share was $.11 for 2004, as compared to a loss of $0.40 for 2003.  The Company’s return on average assets (ROAA) was .12% and the return on average equity (ROAE) was 1.22%, as compared to (0.47%) and (5.05%) respectively, for 2003.

There were a number of events that occurred during the year 2004 that had an impact on the financial performance of the company.  The first event was the repositioning of the balance sheet in preparation for the implementation of the Emerging Issues Task Force Issue no. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (OTTI) as it relates to FASB 115 Accounting for Certain Investments in Debt and Equity Securities.  As the Company’s subsidiary, Nevada Security Bank has been in existence for only three years and to date has placed excess funds in an investment portfolio purchased during a low ebb in the interest rate cycle which we anticipated would be reduced in an orderly fashion through the reduction of Available-for-Sale securities to fund loan growth.  By this orderly sale of investment volumes matched to loan growth volumes, the Bank’s loss on sale of debt securities in a rising interest rate environment would have been offset by a much higher reinvestment rate in approximately a concurrent quarterly period.  By this method, the Bank would not have excess idle funds, nor would it be unable to meet the usual and customary liquidity needs of a growing loan portfolio.

At June 30, 2004, the reported accumulated comprehensive loss was $1.251 million.  Yields on the 10 year Treasury notes were approximately 4.90% in mid June, and fell to about 4.23% even as the Fed raised the federal funds rate by three-quarters of a percentage point during that period.  Long term yields generally mirror the financial market expectations for short-term interest rates, and this outlook allowed the Company to reduce its Available-for-Sale portfolio from about $50 million at June 30, 2004 to approximately $15.5 million as of December 31, 2004 at a net cost (loss on sale) of about $111,000.  As a result of these sales and changes in money market conditions, the accumulated net comprehensive loss at December 31, 2004 was $363,000.  The Company determined that, given the uncertainty surrounding the implementation of OTTI rules and the Bank’s need for liquidity to fund a growing loan portfolio, a reduction in the AFS portfolio during a period of relatively attractive prices in the fixed income markets, was warranted.

Another event was the unexpected early payoff of several SBA whole loans and SBA loan investment pools held by the Company.  These government guaranteed loans were purchased to enhance asset portfolio returns over investment securities, and to provide variable rate yields over a term of likely increases in overall market rates.  However, unanticipated prepayments caused the Company to accelerate the amortization of over $176,000 in premium during the year.

During the year, the Company completed the acquisition of CNA Trust Corporation, a Costa Mesa based California financial institution.  The professional costs associated with this transaction approximated $125,000.  This acquisition will allow the Company’s subsidiary, Nevada Security Bank greater access to the I-80 corridor between the Sacramento and Reno markets, and over time, should enhance the Bank’s loan and deposit volumes.

In addition, another item concerned the stock based employee compensation expense reported in net income for the year ended December 31, 2004.  Due to the lack of an active trading market in the Company’s stock, the limited number of shares exchanged daily, as well as substantial price volatility, it was determined that using a thirty (30) day average market closing price would be the most representative of the common stock’s fair market value.  Accordingly, the Company has recognized the difference between the market price on the day of the grant and the lower average closing price for the thirty (30) days preceding the grant date as compensation which has been reflected in the statement of operations.  This amounted to $83,000 for the year ended December 31, 2004.

Other activities concerned the opening of the Bank’s newest branch in northwest Reno.  The Company expensed significant dollars to prepare the opening of the branch which increases Nevada Security Bank’s footprint in the Reno market.  In addition, during the year the Company reworked the local area network

(“LAN”), telephone, and data infrastructure in preparation for new branches, and the relocated loan production office.

One of the most significant events was the initial and continuing costs associated with the Company’s stock becoming publicly traded.  The increased costs in accounting, legal, and auditing have had an impact on the Company’s overhead, and with the required implementation of the Sarbanes-Oxley Act, most notably Section 404, these expenses will continue to have a substantive ongoing impact to the Company’s cost of operations.

2003 over 2002

The strong improvement in results of operations for the year ended December 31, 2003 when compared to results of the comparable 2002 period, are primarily due to increases in volumes held of investments, loans, and deposit portfolios.  Total assets increased year over year about $86 million or 109%, while asset growth on average approximated $74 million or 158% when comparing 2003 to 2002.

The Company’s loss from operations was approximately $565,000 for the year ended December 31, 2003 as compared to a loss of $1.765 million for the comparable period of 2002.  This was a reduction of $1.2 million, or about 68% from the previous period.  The net loss per basic share was $0.40 for 2003, as compared to $1.26 for 2002.  The Company’s return on average assets (ROAA) was approximately (0.5%) and return on average equity (ROAE) was (5.1%) in 2003, as compared to (3.8%) and (14.0%) respectively, for 2003.

Results of Operations

2004 over 2003

The Company’s net income for the year ended December 31, 2004 was $281,000 as compared to the loss of $565,000 for the year ended December 31, 2003.

The primary contribution to the Company’s earnings improvement in 2004 when compared to 2003 was a $3.5 million increase in net interest income.  This was brought about by average earning assets approximately 91% greater than the prior period.  The Company’s net interest margin increased by 21 basis points to 3.12% for 2004, from 2.91% for the year ended December 31, 2003.  The slight increase in the net interest margin was due more to continuing increased volumes and a redistribution of assets held, rather than any marked increase in interest earned on investment or loan portfolio assets.  There was a $162,000 increase in the Company’s provisions for loan losses, for the year ended December 31, 2004, when compared to the same period of 2003.  The provision for loan losses was $764,000 for 2004 and $602,000 for 2003, an increase of 27%.  The provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan losses.  The allowance is described in more detail (see Appendix 8 & 9) herein.

Non-interest income for the year ended December 31, 2004 was $473,000 lower in 2004 than the year ended December 31, 2003, primarily due to the change from gains taken during 2003, to losses on sales of investment securities during 2004.  This decrease in non-interest income was coupled with a $2.0 million unfavorable variance in non-interest expenses, which negatively affected the Company’s net non-interest income.  As a portion of such expenses personnel costs increased $719,000 or 35.5% as the Company added more experienced management to its employee base along with the new Northwest branch, and occupancy expense rose by $434,000 or 48.4% as a result of the increased space for the Company’s headquarters, new branch office and the increased space for the loan production office when comparing results for the years ended December 31, 2004 to 2003.

At the current time, the Company has a tax loss carry forward on a consolidated basis, and no tax accrual or expense has been recorded for any of the periods reported within the body of this report.

The Company’s basic income per share for the twelve months ended December 31, 2004 was $0.11 as compared to a loss of $.40 per share for the prior year ended December 31, 2003.

2003 over 2002

The Company’s net loss for the year ended December 31, 2003 was $565,000 as compared to the loss of $1.765 million for the year ended December 31, 2002.

The primary contribution to the Company’s earnings improvement in 2003 when compared to 2002 was a $2.168 million increase in net interest income.  This was brought about by an average investment level approximately 78% greater than the prior period, coupled with an average loan volume of approximately $50 million, which is five times larger than the previous reported period.  The Company’s net interest margin, increased by 26 basis points to 2.91% from 2.65% for the year ended December 31, 2002.  The slight increase in the net interest margin was due more to a redistribution of assets held, rather than any marked increase in interest earned on investment or loan portfolio assets.  There was a substantial change in the Company’s provisions for loan losses, for the year ended December 31, 2003, when compared to the same period of 2002.  The provision for loan losses was $602,000 for 2003 and $220,000 for 2002, an increase of 174%.  The provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan losses, the allowance is described in more detail in (see Appendix 8 & 9) herein.

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

Net Interest Income and Net Interest Margin

The Company’s net interest margin depends on the yields, volumes, and mix of its earning assets components as compared to the rates, volume and mix of various funding sources.  The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets.  The Average Balances and Rates Table, (see Appendix 1), reflects the Company’s average balance sheet volumes of assets, liabilities, and stockholders equity; the amount of associated interest income or interest expense; net interest income; the average rate or yield for each category of interest earning asset or interest bearing liability; and the net interest margin for the periods noted.

2004 over 2003

Net interest income before the provision for loan losses for the year ended December 31, 2004 was $6.9 million, as compared to $3.4 million for the same period of 2003.  This represents an increase of about $3.5 million, or about 105%.  As previously noted, net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings.  The amount by which interest income exceeds interest expense depends on two factors: the volume and mix of earning assets as compared to that of interest bearing deposits and borrowings, and the interest rates earned versus the interest rates paid on each of the balance sheet portfolios.  The Company’s net interest margin is the net interest income expressed as a percentage of earning assets.  The margin for 2004, 2003 and 2002, is reflected in Appendix 1 and reflects the changes in the rates earned and rates paid on loans, investments, deposits, and borrowed funds held by the Company during the periods under review.

The Company’s net interest margin has been impacted by three over-riding conditions.  The first is the pervasive low interest rate environment of the last few years brought about by the actions of the Federal Open Market Committee, the second has been the slowly improving general economic conditions of the local and regional markets, and the third is the extremely competitive loan pricing of the major banks in the Company’s market.

The Company’s 3.09% earnings rate on its investment portfolio for the year ended December 31, 2004 and also 2003, as compared to 3.68% for 2002, was unfavorably impacted by the low interest rate environment, heavy refinancing in its mortgage backed portfolio, and the low rate on liquid overnight funds sold on a daily basis.  The increase in earnings for the investment portfolio is almost entirely due to changes in volume.

The Company’s rates earned on its loan portfolio over the same periods fell by the same magnitude.  The significant increase in loans outstanding and the change in mix contributed to the reduction in rates over the periods under review.  While the prime rate rose twice during the intervening period, the overall earnings rate of 6.14% for the year ended December 31, 2004 was not as noticeably reduced from the 6.44% rate earned for the year ended December 31, 2003.  As previously noted, premiums of $176,000 were amortized into loan income during the year ended December 31, 2004.  This amount represented a reduction of 14 basis points in the earnings rate for the period.  The portfolio rate for the year ended December 31, 2002 was 7.23%.

As a result of the foregoing, variances, the Company’s gross earnings rate for the year ended December 31, 2004 was 4.79%, as compared to 4.55% for the same period of 2003, and 4.34% for 2002.

Interest expense rates for the periods noted above were impacted by the marginally higher interest rate environment previously noted, however, and the Company’s interest paid rate on all interest bearing liabilities was 2.06% for the year ended December 31, 2004 as compared to 2.01% for the same period in 2003, and 2.59% for 2002.  The Company’s overall net interest margin increased to 3.12% for the year ended December 31, 2004, as compared to 2.91% for the same period in 2003, and 2.65% for 2002.

Although actual earnings rates declined on the Company’s investments and loan portfolios over the year ended December 31, 2004 when compared to the same period in 2003, the change in asset mix resulted in a slight increase on total earning assets.  As a result, the Company’s net interest margin increased by 21 basis points over the year ended December 31, 2004 when compared to the same period of 2003, and 26 basis points over the year ended December 31, 2003, when compared to the same period in 2002.

The Changes in Net Interest Income Table (see Appendix 2) presents information regarding interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities.  The table sets forth changes in interest income and expense attributable to changes in average balances (volume) or changes in average interest rates (rates).  The calculation is as follows:  (i) changes in rate (changes in rate multiplied by prior year volume), (ii) change in volume (change in volume multiplied by prior year rate) and (iii) changes in both rate and volume (change in rate multiplied by change in volume).  Changes in interest income and expense that are not due solely to volume or rate changes are combined with the volume/rate change category.

Rate changes are shown to have caused a drop of $23,000 in net interest income for the year ended December 31, 2004 relative to the same period of 2003.  While the rates are lower, total interest income on a volume basis was substantially enhanced by approximately $3.5 million over the period due to over-riding positive variances in both investment and loan portfolio volumes.

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

For the twelve months ended December 31, 2004 the average yield on the investment portfolio was 3.09%, while the average yield on the loan portfolio was 6.14% for a combined weighted yield of 4.79% on $220 million of average earning assets.

For the same period, the interest costs on deposit liabilities was 2.05% and 2.19% on interest bearing liabilities, for a combined weighted average cost of 2.06% on $178 million total average interest bearing liabilities.

As a result, the Bank’s net interest margin was 3.12%, and its interest rate spread was 2.73% for the year ended December 31, 2004.

2003 Over 2002

Net interest income before the provision for loan losses for the year ended December 31, 2003 was $3.4 million, as compared to $1.2 million for the same period of 2002.  This represents an increase of about $2.2 million, or about 182%.  As previously noted, net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings.  The amount by which interest income exceeds interest expense depends on two factors: the volume and mix of earning assets as compared to that of interest bearing deposits and borrowings, and the interest rates earned versus the interest rates paid on each of the balance sheet portfolios.  The Company’s net interest margin is the net interest income expressed as a percentage of earning assets.  The margins for 2003 and 2002 are reflected in Appendix 1 & 2, the Average Balances and Rates and the Changes in Net Interest Income tables, which reflect the changes in the rates earned and rates paid on loans, investments, deposits, and borrowed funds held by the Company during the periods under review.

During 2003, the Company’s net interest margin was impacted by three primary conditions.  The first was the historically low interest rate environment of the last few years brought about by the actions of the Federal Open Market Committee, the second was the poor general economic conditions of the local and regional markets, and the third was local competitive loan pricing.

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

The Changes in Net Interest Income Table (see Appendix 2) presents information regarding interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities.  The table sets forth changes in interest income and expense attributable to changes in average balances (volume) or changes in average interest rates (rates).  The calculation is as follows:  (i) changes in rate (changes in rate multiplied by prior year volume), (ii) change in volume (change in volume multiplied by prior year rate) and (iii) changes in both rate and volume (change in rate multiplied by change in volume).  Changes in interest income and expense that are not due solely to volume or rate changes are combined with the volume/rate change category.

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

For the same period, the interest costs on deposit liabilities was 2.58% and 15.79% on interest bearing liabilities (primarily leased assets), for a combined weighted average cost of 2.59% on $29.3 million total interest bearing liabilities.

As a result, the Bank’s net interest margin was 2.65%, and its interest rate spread was 1.75% for the year ended December 31, 2002.

Non–Interest Income and Non–Interest Expense

2004 over 2003

The Company’s results reflected a lower level of non-interest income in the year ended December 31, 2004 than that ended December 31, 2003.  See Non-Interest Income and Non-Interest Expense Table Appendix 3.  The overall ratio of non-interest income to average earning assets decreased to 0.19% from 0.77% for the year ended December 31, 2004 as compared to December 31, 2003, and 0.17% for 2002.

Total non-interest expenses increased to $6.2 million in the year ended December 31, 2004 from $4.2 million in the period ended December 31, 2003, and $2.8 million for the year ended December 31, 2002.  As a percentage of average earning assets, total overhead expenses were 2.84% and 3.65% for the years ended December 31, 2004 and 2003, respectively, and 6.26% for 2002.

The Company’s overhead efficiency ratio for all the periods under review declined due to the Company’s substantial growth.  The overhead efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income.  Neither the provision for loan losses nor realized securities gains or losses is factored into the equation. The Company’s overhead efficiency ratio was 84.3% for the twelve months ended December 31, 2004 versus 112.3% for the same period of 2003, and 223.6% for 2002.

Included in the decrease in non-interest income is $136,000 in service charges on deposit accounts for the year ended December 31, 2004 while the amount for the twelve months ended December 31, 2003 was 75,000 and $24,000 for 2002.  The 2004 increase was based on the more consistent collection of monthly service charges and non-sufficient funds charges paid on higher deposit account volumes.  Other service charges, commissions and fees are primarily comprised of wire transfer and loan documentation fees, for all periods under review.

These fees increased $42,000 to $139,000 for the twelve months ended December 31, 2004 versus $97,000 for the same period in 2003, and $44,000 for 2002.

Pre-underwriting fees are a result of agreements with third parties whereby the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party.  These activities are conducted in the California loan production office.  This office is expected to contribute additional loan volumes to the Company, and to provide additional sources of income based on sales of government guaranteed loans to financial intermediaries.  No absolute assurance can be given, however, that this will in fact, occur.  Pre-underwriting fees for the periods under review decreased to $154,000 from $224,000 for the periods ending December 31, 2004 and 2003, respectively.  There were no such fees collected in 2002.  The loan production office opened during the last half of 2003 and operations were temporarily suspended during the second half of 2004 due to changes in personnel, the pending office relocation, and pending merger with CNA Trust.

The total amount of non-interest income for the year ended December 31, 2004 was substantially impacted by the losses taken on sale of securities.  Gross losses on the sale of securities amounted to $157,000 which was partially offset by gains on the sale of securities in the amount of $46,000.  In addition the Company had a net gain on the sale of SBA loan investments of $7,000 and realized losses of $15,000 on the equity trading account.  These activities amount to net losses on investments of $119,000 as compared to gains of $497,000 taken during the preceding year ended December 31, 2003.  The securities sold during 2004 were taken when spreads had tightened and it appeared the bond portfolio valuation would be adversely affected by likely FOMC activities over 2005 and subsequent periods.

The Company has a small equity portfolio which is held as a trading account.  Unrealized gains and losses are recorded in non-interest income.  The amount of net trading income was $110,000 for the period ending December 31, 2004, and represented 26.19% of consolidated non-interest income.  Realized losses on equity sales amounted to $15,000 for the year ended December 31, 2004.  The Company did not have a trading account for the years ending 2003 or 2002.

The largest increase for any specific category of expenses was in salaries and employee benefits, which were $719,000 or 35.5% higher in the year ended December 31, 2004 than for the same period of 2003, and $748,000 higher in 2003 than 2002.  Personnel costs approximated 44% of total non-interest expense and 1.25% of average earning assets during 2004 as compared to 48% of total non interest expenses, and 1.75% of average earning assets for the same period in 2003, and 45% of total non-interest expenses and 2.84% of average-earning assets for 2002.  This reflects the Company’s addition of experienced professional staff during all three periods as it aligned its staffing levels to business plan requirements.

The second greatest increase in non-interest expenses is most evident in the occupancy costs for the Company. This was due to two primary factors; 1) the new northwest branch added during the fourth quarter of 2004, and 2) the additional premises, equipment, and data processing costs initiated by such move in locating The Bank Holdings into their permanent space. Total occupancy costs approximated 21% of total non-interest expense and 0.60% of average earning assets during the year ended December 31, 2004, 21% and 0.78% for 2003, and 20% and 1.26% respectively for 2002.

The third greatest area of non-interest expense increase has been in legal and accounting costs.  These costs increased $356,000 or 218% for the year ended December 31, 2004.  Legal and accounting costs approximated 8.31% of total non-interest expenses and .24% of average earning assets during 2004 and 3.87% of total non-interest expenses, as well as .14% of average earning assets for the same period in 2003, and 5.73% and 0.36% respectively, for 2002.  The primary increases were due to the following factors:  1) the costs associated with the acquisition and merger of CNA Trust into Nevada Security Bank, and 2) substantially increased expenses associated with public reporting of financial results on a quarterly basis.

The fourth greatest area of non-interest expense increase has been in data processing costs.  Data processing expenses increased to 5.91% of total non-interest expenses for the year ended December 31, 2004 from 4.75% for the same period of 2003.    This amount was 0.21% of average earning assets for the twelve months ended December 31, 2004, the same as 2003, and 3.63% and 0.23% respectively, for 2002. The Company believes that the customer base envisioned in its business plan is more oriented towards a “high-tech, soft-touch” financial services provider than has previously been the case in the northern Nevada market. To this extent, the Company started its provision of banking services to include check truncation, image statements, on-line ATM’s and internet consumer banking, and added commercial account internet banking upon its move to permanent facilities.

As a result of the Company’s orientation towards being an integrated data provider, telephone and data communication costs have been higher than one might anticipate from a local community institution.  However, with three offices in Nevada and a loan production facility in California inter-connected to Auburn, California and Charlotte, North Carolina which provide on-line capabilities, the Company’s communication costs have indeed been high. Based on the technology supported focus of the Company, however, it is expected that this is likely to continue into the future.

In Appendix 3, each of certain other non-interest expense categories are shown with their related percentage of overall non-interest expense, so that one may view their contribution to the overall cost structure of the company. Further, the Company’s efficiency ratio is noted, as was explained above.

Management expects that non-interest expenses will moderate as a percentage of average earning assets as the Company continues to grow and management further refines most areas of the Company’s cost structure, however, no assurance can be given that this, in fact, will occur.

2003 over 2002

The Company’s results reflected a higher level of non-interest income in the year ended December 31, 2003 than that ended December 31, 2002.  See Non-Interest Income and Non-Interest Expense Table (see Appendix 3).  The overall ratio of non-interest income to average earning assets increased to 0.77% from 0.17% for the year ended December 31, 2003 as compared to December 31, 2002.

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

The second greatest increase in non-interest expenses is most evident in the occupancy costs for the Company. This was due to two primary factors; 1) the move of the Reno branch and administrative offices from two temporary locations to a 9100 square foot permanent facility during the fourth quarter of 2002, and 2) the additional premises, equipment, and data processing costs initiated by such move. Total occupancy costs approximated 21% of total non-interest expense and .78% of average earning assets during the year ended December 31, 2003, and 20% of total non-interest expense and 1.26% of average earning assets for the same period of 2002.

The third greatest area of non-interest expense increase has been in data processing costs.  Data processing expenses increased to 4.75% of total non-interest expenses for the year ended December 31, 2003 from 3.63% for the same period of 2002.    This amount declined to 0.17% of average earning assets for the twelve months ended December 31, 2003 from 0.23% for the same period in 2002. The Company believes that the customer base envisioned in its business plan is more oriented towards a “high-tech, soft-touch” financial services provider than has previously been the case in the northern Nevada market. To this extent, the Company started its provision of banking services to include check truncation, image statements, on-line ATM’s and internet consumer banking, and added commercial account internet banking upon its move to permanent facilities. Further, the Company anticipates that with the recently passed Check 21 law, it will be among the forefront of image capable financial service providers with the addition of image capture devices in two of its current branches.  However, no absolute assurance can be given that that this will in fact occur.

The so-called “Check 21” bill, passed into law on October 28, 2003 allows banks to clear checks electronically without sending the actual cancelled checks to one another or their customers.  Customers or banks would be able to request substitute checks, or reprints that would provide the same information as the original documents, should the original document be required.  This electronic clearing is expected to facilitate the interbank exchange of digital images and their use for clearing and settling, thereby streamlining the collection of funds between banks, and eliminating the costly and time delayed collection of funds through paper check item processing. This law took effect in October, 2004.

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for probable loan losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan losses.  Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to absorb losses inherent in the Bank’s loan portfolio. The loan and lease loss provision is determined by conducting a regular evaluation of the adequacy of the company’s allowance for loan and lease losses, and charging the shortfall, if any, to the current month’s expense.  This has the effect of creating volatility in the amount of charges to the Company’s earnings, based on loan growth among other factors.  See Appendix 8 & 9 for information regarding the activity in The Allowance for Loan Losses.  The provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan losses, as previously described.

2004 Over 2003 and 2002

For the year ended December 31, 2004 the Company’s provision for loan losses was $764,000, which is $162,000 more than the $602,000 provided for during the twelve months ended December 31, 2003, and

$544,000 more than the $220,000 provided for in 2002.  The loan loss provision was higher in 2004 concurrent with the large increase in outstanding loan balances in 2004.  The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses”.

For the periods under review, December 31, 2004, 2003 and 2002, there were no substantive changes in loan concentrations, loan quality, or loan terms, and as a result, the change in the provision for loan losses was primarily related to loan portfolio growth.  See Appendix 6 regarding composition of loan portfolio and Appendix 7 regarding the contractual maturities of the loan portfolio.

During 2004, we refined and further evaluated certain assumptions and estimation methods related to each primary loan category which reflects the loan purpose, strength of borrower, collateral (if any), the loan–to-value ratio (as appropriate), and the loan’s repayment terms and method, each of which is documented and made a part of our quarterly determination of the adequacy of the allowance for loan losses.  To the current date, there have been no reallocations of the allowance for loan losses among different parts of the portfolio.

In addition, the Bank provides an allowance for undisbursed loan commitments, such allowance which is reported in other liabilities.  At December 31, 2004, this allowance totaled $161,000 and represented 0.10% of total gross loans.  At December 31, 2003 this allowance was $75,000 and represented 0.09% of total gross loans, as compared to $62,000 and 0.25% of the total gross loans at December 31, 2002.

Provision for Income Taxes

The Company does not record a provision for income taxes. At December 31, 2004 and 2003, respectively, the Company had approximately $1.7 and $2.7 million of operating loss carry-forwards for federal income tax purposes which expire in 2021.

Financial Condition

The Company is continuing its growth curve, as is evidenced by the dramatic increase in total assets to $246.8 million at December 31, 2004 from $166.1 million at December 31, 2003 or total growth of about $80 million since the end of the year 2003, and growth of about $166 million since December 31, 2002.  Between December 31, 2003 and December 31, 2004, total deposits have increased $39.6 million or approximately 26.6%, investment securities (not including the trading account)  have decreased over $5.6 million, or 7.5% and gross loans have grown by over $78 million, an increase of approximately 94%.  The increase in volumes of earning assets has kept pace with deposit growth, and the Company’s percentage of earning assets was over 90% for both periods.

The Company’s primary deposit growth has come from its three branches and a specialized program of tax free real estate exchange deposits. At December 31, 2004, these deposits totaled approximately $64 million and accounted for about 34% of the subsidiary bank’s deposits.  With the addition to staff during 2004, a more formal program of cross-selling and specific marketing activities was implemented to further enhance deposit and loan growth.

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

See Appendix 4 for a detailed schedule for securities available for sale and held to maturity and Appendix 5 for information regarding the contractual maturities of our debt securities.  Actual maturities will differ from contracted scheduled maturities because borrowers may have the right to call for redemption or prepay obligations with or without call or prepayment penalties.

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” on December 31, 1993, the Company has classified its investments into three primary portfolios, “available for sale”, “held to maturity”, and “trading”.

The investment portfolio serves several purposes: 1) it provides liquidity to mitigate uneven cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits and borrowed funds; 3) it is a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is light; and 5) it may provide partially tax exempt income. During the Company’s growth since its inception three years ago, deposit acquisition activities have outpaced loan growth, until the latter half of 2004.  As a result, the Company’s investment portfolio has been the primary placement of interest earning funds over the periods reported.  With additional lending staff and capacity in the Reno, Nevada and California markets, it is believed that loan growth will accelerate, although no absolute assurance can be given that this will, in fact, occur.

The Company’s investment portfolio is primarily composed of six subsets: (1) liquid funds, which includes “Fed Funds Sold”, which are temporary overnight sales of excess funds to correspondent banks, and money market funds with maturities of less than 30 days.  These items are not detailed as an element within the Company’s reported longer-term securities portfolio; (2) US Treasury and Agency issues for liquidity; (3) state, county and municipal obligations which may provide limited tax free income and pledging potential; (4) mortgage-backed securities for cash flow and enhanced earnings; (5) corporate bonds; and (6) other equity investments, some of which are readily marketable and carried in investments, and some of which are not readily marketable and are carried in other assets.  These latter items include equity in the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers Bancshares, both of which are currently considered not to have readily determinable fair market values.  At December 31, 2004, the amount of FHLB stock and Pacific Coast Bankers Bancshares (“PCBB”) was $1.7 million and $100,000 respectively.  The amount of FHLB stock carried is related to the Company’s extent of funds borrowed from the FHLB as of each reporting date.  These restricted investments are carried at cost and the FHLB stock value is determined by ultimate recoverability of par value.  The value of PCBB stock will be ultimately determined by earnings, marketing considerations, and the number and health of banks within PCBB’s regional environs.  For discussion purposes, when we refer to the securities portfolio, we mean investment portfolio subsets 2-5, and which are listed as our available-for-sale securities and our held-to-maturity securities on our report of condition.  The relative distribution all of these groups within the overall portfolio has varied over the periods noted, especially as regards the extent of agency, mortgage-backed and corporate investments held.  The trading portfolio consists of equity investments in listed stocks on the national exchanges.  In some instances covered call options were written against issues carried in the portfolio.

Total investment securities were approximately $69 million at December 31, 2004, exclusive of temporary overnight placements of about $625,000 in liquid money market funds.  This compares to slightly more than $75 million of investment securities and approximately $2.7 million of Fed Funds sold at December 31, 2003.  The most noticeable differences in the portfolio was the reduction of the AFS portfolio as a portion of the overall portfolio balances at December 31, 2004, when compared to December 31, 2003.  In addition there were the additions of greater volumes of U.S. government sponsored agency investments, as well as mortgage-backed securities, during 2003.

Total investments averaged approximately $98 million for the year ended December 31, 2004, a 51% increase from the approximately $65 million average reported at December 31, 2003.  The most noticeable difference in the portfolio was the addition of a greater volume of mortgage-backed securities, as compared to treasury and agency securities in the previous period.  The Company has been modifying its investment management activities to achieve greater earnings on its portfolio than was evident in prior periods.  The investment portfolio for the year ended December 31, 2004 comprised 44% of average earning assets, while for the year ended December 31, 2003, the investment portfolio represented an even greater 56% of average earning assets.

Concentrations of investments or securities held exceeding 10% of stockholders’ equity are as follows:  the current book value of held to maturity pass through securities issued by FNMA and FHLMC at December 31, 2004 was $23.9 million, with a market value of $23.8 million, while at December 31, 2003 this amount was $17.1 million with a market value of $16.9 million.  For the date of December 31, 2004 the amount of mortgage backed pass through securities guaranteed by GNMA was $3.4 million with a market value of $3.4 million, while at December 31, 2003 this was $3.1 million with a market value of $3.2 million.  Other held to maturity mortgage backed CMO’s issued or guaranteed by FNMA, FHLMC or GNMA at December 31, 2004 were $14.5 million with a market value of $14.3 million, while at December 31, 2003 this amount was $6.5 million with a market value of $6.4 million.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the Company’s investment portfolio at December 31, 2004 is 2.12, as compared with 2.61 as of the same date in 2003.  This reduction in duration during the year was the result of sales of Available-for-Sale investment securities in response to the EITF issue 03-1 The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments.  Due to the Company’s anticipation of future loan growth and uncertainty surrounding the implementation of the OTTI rules, the Company decided to reduce by approximately $20 million its Available-for-Sale securities portfolio to generate adequate liquidity for anticipated loan growth.

Loan Portfolio

The major component of interest earning assets is the Company’s loan portfolio.  A detailed review of the composition and characteristics of this portfolio is important to any analysis of the financial condition of the Company.

A comparative schedule of the distribution of the Company’s loans at December 31, 2004 and 2003 is presented in Appendix 6, Composition of The Loan Portfolio.  The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category.  Further, the figures noted for each category are presented as percentages, for ease of reviewer analysis.  For each period reported, there are no loans being serviced by the institution for the benefit of others.  Further, no loans are considered held for sale.

Gross loans have increased by about $78 million, or over 94% to almost $161 million during the twelve months ended December 31, 2004.  As one can see in Appendix 6, the most significant volume change between December 31, 2004 and December 31, 2003 has been the increase of the Company’s real estate secured loan portfolio.  This volume increased by about $60 million, and comprised about 77% of all loan growth during the twelve months ended December 31, 2004.  Substantial other growth has taken place in the volume of SBA and USDA loans held in the Bank’s portfolio.  This amount approximates $22 million purchased in the secondary market from brokerage firms with the purpose of enhancing loan volumes, increasing overall portfolio yields, and changing the asset/liability profile of the Company.  Other than this growth in the government guaranteed loan portfolio, the growth that has occurred has been accomplished primarily in the increased activity levels of the Company’s Reno office. Generally speaking, all changes have been substantial in the Company’s loans held in the categories noted, over the periods under review.

At December 31, 2004, our average interest earning asset base does not exhibit the volume of loans as the percentage of average assets reported by our peers.  While it is anticipated that loan volumes will continue to increase as a percentage of average earning assets as we grow, there can be no absolute assurance that this will, in fact, occur.  Should the volume of loans change dramatically, a change in the relative mix of loan categories is also likely to occur.

Loan Maturities

Appendix 7 Scheduled Contractual Maturities of the Loan Portfolio presents the maturity distribution for each major category of our loan portfolio and the sensitivity of such loans to changes in interest rates at December 31, 2004.

Off – Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $51.5 million at December 31, 2004 as compared to $27.9 million at December 31, 2003.  These commitments represented about 32% and 34% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters of credit totaled $310,000 and $197,000 at December 31, 2004 and 2003, respectively.   This total represented an insignificant portion of total commitments outstanding at December 31, 2004.

The importance to and effect on the Company’s revenues, expenses, cash flows, liquidity, capital resources and market risk support from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, please refer to other borrowing in this discussion, as well as Note 9 to the financial statements.

Non–Performing Assets

We manage asset quality and controls credit risk through the application of policies, practices and procedures designed to promote sound underwriting and loan monitoring, and the diversification of the loan portfolio.  The loan administration function is charged with monitoring asset quality and establishing credit policies, practices and procedures which are consistently enforced.  At all periods under review, we had no non-performing assets.

The evaluation of these factors, as in other of our risk areas, is performed by independent third party review firms that employ credit professionals to determine our adherence to previously established internal guidelines.  These evaluations include many factors, such as loan growth, changes in the composition of the loan portfolio, delinquencies, general economic conditions that could impact the value of collateral, management’s general assessment of loan portfolio quality, and other trends and conditions.  Further, such independent external reviews include evaluating the financial strength of the borrowers, the value of applicable collateral, any prior loan loss experiences, the growth in the loan portfolio, and other conditions.  During the twelve months ended December 31, 2004, three such evaluations were conducted, as was an evaluation of the adequacy of our loan loss allowance.  In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, review loan quality and the adequacy of the allowance for loan losses.

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

Peer data for all institutions reported in the Uniform Bank Performance Report for the State of Nevada reflects an allowance for loan losses of .98% of total loans at December 31, 2004.  This compares to the National Peer Group 2001 (all insured commercial banks having assets less than $750 million that were established in 2001) ratio of 1.20% as of the same date.  For the National Peer Group, loan losses were reported at .08% of average total outstanding, on an annualized basis, for the period ended December 31, 2004, while for the state, it was reported at .05%, for the period ended December 31, 2004 and .23% for the year ended December 31, 2003.

As reported in appendix 8 the Company’s allowance for loan losses as a percent of gross loans was .99% as of December 31, 2004.  Our allowance without the purchased SBA loans (which do not require a reserve allocation), would have been 1.14% as of the same date.

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

Qualitative factors include the general economic environment in our markets and key industries in the Northern Nevada markets.  The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, the results of bank regulatory examination, model imprecision, and the rate of portfolio growth are additional qualitative factors that are considered.  To date the Company has experienced no loan losses.

Appendix 8 summarizes the activity in the allowance for loan losses for the periods indicated.

Appendix 9 provides information regarding the allocation of the Allowance for Loan Losses.

Management believes that the ALL at December 31, 2004 is sufficient to absorb losses inherent in the loan portfolio.  This amount is based on the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.  In addition, however, we carry an allowance for undisbursed loan commitments which is reported as an “other liability.”  At December 31, 2004 and 2003, such allowance totaled $161,000 and $75,000, respectively, and represented 0.31% and 0.27% of loan commitments outstanding, respectively, and 0.10% and 0.09% of total gross loans, respectively.

Non-Earning Assets

Non-earning assets are those assets that by their characteristics do not generate interest income for the Company.  Generally speaking, a financial institution would prefer to minimize such assets, which are primarily composed of cash and due from balances, premises and equipment and “other” assets.  At December 31, 2004 and December 31, 2003 such assets totaled about $15.7 million and $6.7 million and represented approximately 6% and 4% of total assets, respectively.

At December 31, 2004, the Company has $6 million in Bank Owned Life Insurance (“BOLI”) classified as non-earning asset, since the underlying contractual agreements have not been completed. The company expects to complete all of the agreements and documentation during the second quarter of 2005. If this had been classified as an earning asset, non-earning assets for 2004 would have been 4% of total assets.

BOLI is an insurance policy with a single premium paid at policy commencement.  Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company.  The costs of certain benefit plans to be added by the Company in 2005 are “funded” with BOLI income, but even net of the accruals for expected expenses associated with these benefit plans the BOLI is projected to have a tax-equivalent return of about 5%.  No assurance can be given that this return will be fully realized, however.

Cash and Due From Banks

Cash on hand and balances due from correspondent banks represent the next major portion of the Company’s non-earning assets.  At December 31, 2004, cash and due from banks totaled $4.7 million and comprised about 2% of total assets and about 30% of total non-earning assets, as compared to about 2% and 50%, respectively, of total assets and non-earning assets at December 31, 2003.

Premises and Equipment

Fixed assets represent the third greatest volume of non-earning assets at December 31, 2004, and totaled $3.0 million, representing about 19% of such total at December 31, 2004 as compared to 31% at December 31, 2003.

The net book value of the Company’s premises and equipment increased by $954,000, or 46%, in 2004. The purchase of approximately $1.4 million in equipment and leasehold improvements during the year more than offset the increased depreciation charges.   The Company’s net premises and equipment were 1.2% of total assets at December 31, 2004, and 1.2% of total assets at the end of 2003.  At December 31, 2004 there were no material commitments for capital expenditures, nor were there any fixed or long lived assets held for sale or impaired in value.

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter.  Depreciation and amortization was $445,000 for the year ended December 31, 2004 as compared to $353,000 during 2003.  Appendix 10 Premises and Equipment, reflects the balances by major category of fixed assets.

Other Assets

Other assets are primarily composed of accrued interest receivable on investments and loans, certain prepaid accounts, and items in process of review and determination as to their ultimate disposition.  These amounts were $1.5 million and $1.3 million as of December 31, 2004 and 2003, respectively.  Of the total “other assets”, accrued interest receivable represented 70% and 82% at December 31, 2004 and 2003, respectively.

In addition, with the acquisition and merger of CNA Trust the Company acquired an intangible asset of $500,000 which represents the purchase price of the transaction.  The Company believes that this acquisition has considerable value as it allows the Company to open, acquire and operate branches in the State of California.  Without this acquisition, in order for the Company to have a presence in California it would have been necessary to organize a new banking institution in the State of California, which would have cost many millions of dollars over the first few years of operations.  The total purchase price of $500,000 is reflected in the balance sheet as an intangible asset and will be amortized over its estimated useful life.

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

In addition to these sources, however, the Company has a deposit acquisition officer assigned to real estate related companies, who is responsible for developing growth in this deposit class.  As a result of such activities, the Company has generated $64 million of MMDA deposits related to that source of endeavor at December 31, 2004, which represented about 34% of total deposit accounts.  At December 31, 2003 this type of MMDA deposit approximated $50 million and represented about 34% of deposit accounts.

As illustrated in the Average Balances Sheet (see Appendix 1), the average rate paid on interest bearing deposits increased moderately to 2.05% during the year ended December 31, 2004 from 1.98% for the year ended December 31, 2003.  Average interest bearing deposit volumes increased by about $75 million, or approximately 81% for the year ended December 31, 2004 over the year ended December 31, 2003.

One of the primary differences between deposit volumes at December 31, 2004, when compared to December 31, 2003, is the growth of $26 million in money market accounts.  Approximately half of this change was due to promotional rates and terms within money market advertisements during the year, in local retail markets, the other half was due to deposit acquisition officer activities.  This substantial growth in “core deposits” may modify the Company’s interest rate risk, and its deposit cash flows.

NOW deposits decreased approximately $1.2 million to $6.1 million or (15.9%) at December 31, 2004 as compared with $7.3 million outstanding as of December 31, 2003.  Average NOW accounts represented 3.6% of average interest bearing liabilities as of December 31, 2004 as compared to 6.2% for the same period in 2003.  Savings accounts increased 827,000 or 44.6%, to $2.7 million for year ended December 31, 2004 versus $1.9 million for the year ended 2003.  Average savings accounts at 1.3% of average interest bearing liabilities remained unchanged for the years ended December 31, 2004 and 2003.

Time certificates of deposit under $100,000 (including IRA’s) increased $717,000 to $7.4 million or 10.6%, at December 31, 2004 compared to $6.8 million as of December 31, 2003.  Average time certificates of deposits under $100,000 (including IRA’s) amounted to 3.5% of average interest bearing liabilities as of December 31, 2004 as compared to 6.4% for the year ended December 31, 2003.

Potentially, the most volatile deposits in a financial institution are the large certificates of deposits, those generally over $100,000.  Because these deposits, when considered with other customer specific deposits, may exceed the maximum amount of FDIC insurance for an account, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000.  The Company may find such certificates to be more volatile than those generated within its branches from traditional sources; however, as branches generate additional deposit growth, this effect should be somewhat mitigated.  Refer to Appendix 11, Maturity Schedule of Time Certificates of Deposit for more information.

Non – Interest Bearing Liabilities

Non-interest bearing deposit liabilities are an integral part of a financial institution’s funds portfolio.  These consumer and business checking accounts provide a relatively stable source of investable funds which are considered among a financial institution’s core deposits.  Non-interest bearing demand deposits totaled $33.4 and $23.3 million, respectively, and comprised about 17.7% and 15.6%, of total deposits at December 31, 2004 and 2003 and averaged about 15% and 14% of total average deposits for each of the twelve months ended

December 31, 2004 and 2003, respectively, and about 14% of average total deposits during 2002.

Other non-interest bearing liabilities totaled $625,000 and $424,000 respectively at December 31, 2004 and 2003, and are primarily represented by amounts calculated for interest payable, and other expenses accrued but unpaid, and certain clearing amounts.  Accrued interest payable increased during the twelve months ended December 31, 2004 due to higher deposit volumes.  Generally speaking, the balance of “other liabilities” represents a small percentage of overall liabilities and is not material to the discussion of funding sources.

Other Borrowings

We may occasionally use Fed funds purchased and short-term Federal Home Loan Bank (FHLB) borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  Uncommitted lines are available from several correspondent banks, however, the borrowing line at FHLB is dependent on the level of pledged collateral, and the extent of FHLB equity held.  There was a total of $34 million available from this source at December 31, 2004 and $15 million at December 31, 2003, less funds drawn, as noted below.  Such funds were made available on an overnight, index based rate at both December 31, 2004 and 2003.

These lines of credit available to us under various agreements with the Federal Home Loan Bank of San Francisco, Pacific Coast Banker’s Bank, and Zions National Bank are generally available under specified conditions.  The extent of pledged collateral available, the amount of the line and the period over which funds can be drawn may be subject to terms and conditions of an underlying letter of understanding.  At the current time, management is not aware of any known events, demands, trends or uncertainties that would likely result in the termination or material reduction in availability of our off-balance sheet borrowing arrangements.  Should such availabilities be substantially reduced, management would look to other internal and external sources of liquidity to support any reduced availability from current lines, although no absolute assurance can be given that this, in fact, would occur.  As of December 31, 2004 $30.5 million had been drawn from the FHLB.  At December 31, 2003, $3 million had been drawn from the FHLB.  Other borrowed funds as of December 31, 2003 includes $3.125 million in unsecured notes payable to related parties.  These notes were issued by the Company and $2.750 million of the funds were contributed to Nevada Security Bank to support its growth.  These notes were paid in full with the proceeds of the secondary stock offering which closed during the first quarter of 2004.

Since growth in core deposits may be at intervals different from loan demand, we may follow a pattern of funding irregular growth in assets with overnight borrowings, which are then replaced with core deposits.  This temporary funding source is likely to be utilized for generally short–term periods, although no assurance can absolutely be given that this will, in fact, occur.  Refer to Appendix 12, Other Borrowed Funds, which notes the extent of utilization of the funding source over represented periods.

Capital Resources

At December 31, 2004, the Company had total shareholders’ equity of $27.4 million, comprised of $30 million in common stock, $2.6 million in accumulated deficit, and $363,000 in accumulated other comprehensive loss.  Total shareholders’ equity at the end of 2003 was $10.9 million.  The Company’s wholly owned subsidiary, Nevada Security Bank, was required by the FDIC to maintain an 8% capital ratio during its first three years of operation.  Due to the Bank’s substantial growth, the Company has contributed additional capital to the Bank to assure that the mandated ratio was not breached during 2004.

The Bank Holdings conducted an offering for 1,350,000 shares of Common Stock and 270,000 Warrants for the purchase of additional shares at a price of $11.00 per share to repay its short-term debt, to fund Nevada Security Bank’s continued growth, and for other reasons as described in the prospectus.  The date of the prospectus was February 13, 2004.  The principal underwriter was D.A. Davidson and Company of Great Falls, Montana.  Further, Davidson had the option of purchasing 202,500 additional shares and associated warrants, which option it exercised.  The subscription period closed March 22, 2004 and the approximately $16 million net proceeds of this offering were received March 26, 2004.  The amount of expenses incurred for the issuers account in connection with the issuance and distribution of the securities including underwriting discounts and commissions totaled approximately $956,000.

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

The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member banks such as the Bank.  These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures.  There are two categories of capital under the guidelines, Tier 1 Capital includes common stockholders’ equity and qualifying minority interests in consolidated subsidiaries, less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  Tier 2 Capital includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.  At December 31, 2004, 2003 and 2002, the Company’s total risk based assets were $167.0 million, $101.6 million and $51.3 million, respectively.  This roughly indicates the intensity of capital usage when compared to total reported assets as noted elsewhere in the body of this report.

Appendix 15 sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

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

Liquidity

The liquidity of the Company is comprised of three primary classifications:  Cash flows from or used in operating activities, cash flows used in investing activities, and cash flows provided by financing activities.  Net cash provided by or used in operating activities consists primarily of net income or loss adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the twelve months ended December 31, 2004 net cash provided by operating activities was about $1.3 million, compared to $375,000 for the same period of 2003. The improvement for the twelve months ended December 31, 2004 over the same period of 2003 was primarily as a result of the continued growth of the Bank, and the net income in 2004 instead of net losses in fiscal 2003.

Net cash used in investing activities, consisting primarily of purchases of securities and loan funding, was approximately $82 million and $86 million for the twelve months ended December 31, 2004 and 2003, respectively, all of which reflected the continued asset growth of the Bank.

Net cash provided by financing activities for all periods under review overwhelmingly reflects the deposit growth of the organization.  For the twelve months ending December 31, 2004 the net cash provided by financing activities was $80 million, as compared to $87 million for the same period of 2003.

Liquidity refers to our ability to maintain a cash flow that is adequate to fund operations and meet obligations and other commitments in a timely and cost-effective fashion.  We require sources of funds to meet short-term cash needs that may result from loan growth or deposit outflows, or other asset purchases or liability repayments.  These funds are traditionally made available by drawing down from our correspondent bank deposit accounts, reducing the volume of fed funds sold, or liquid money market funds, selling securities, liquidating other assets, or borrowing funds from other institutions.

The extent to which these funds are available to meet our cash needs determines our liquidity.  In addition, should the need arise for immediate cash, we could sell either permanently or under agreement to repurchase, those investments in our portfolio which are not being pledged as collateral.

As of December 31, 2004, non-pledged securities comprised about $6.8 million or 10% of our securities portfolio.  Other forms of balance sheet liquidity on that date include vault cash and balances due from banks totaling $4.7 million.  In addition to the liquidity inherent in its balance sheet, we have off-balance-sheet liquidity in the form of lines of credit from two correspondent banks.  Availability on these lines totaled approximately $5 million at December 31, 2004.  We manage our liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.  At December 31, 2004 non-pledged investments were approximately 15% of our investment portfolio, and total lines of credit approximated $39 million, less $30.5 million drawn under such lines.

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

The Bank Holdings is a company separate and apart from Nevada Security Bank.  It must provide for its own liquidity.  The secondary offering which closed March 22, 2004 provided capital with which it may continue its current growth, and support the continued growth of Nevada Security Bank, and pay for its obligations incurred during the normal course of business.

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

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates.  To identify areas of potential exposure to rate changes, the Company uses modeling software to perform an earnings simulation analysis and a market value of portfolio equity calculation on a quarterly basis.  This identifies more dynamic interest rate risk exposures than those apparent in standard re-pricing gap analyses.

BancWare modeling software is used for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin.  These simulations can also provide both static and dynamic information on the projected fair market values of the Company’s financial instruments under different interest rate scenarios.  The simulation programs utilize specific loan, deposit and investment data, and incorporates assumptions on the re-pricing characteristics of embedded options to determine the effects of a given interest rate change on the Company’s interest income and interest expense.  Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios.  These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).  The Company typically uses seven standard interest rate scenarios in conducting its simulations, four of which are provided in Appendix 13.

The Company’s policy is to limit the change in the Company’s net interest income for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates.

See Appendix 13 for information on the Company’s estimated net interest income profile as of December 31, 2004.  The table illustrates that if there were an immediate downward adjustment of 200 basis points in interest rates and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decrease by around $700,000, or approximately 6.35%, over the next twelve months.  By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would decrease by $1.4 million or 12.77% over the next year.  The exposure to declining rates appears disproportionate in these simulations, however, because most of the Company’s deposit rates are currently very close to a minimum floor.  As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin.  In reality, management does not expect current historically low rates to fall significantly.  In addition, the preceding interest rate simulation model does not represent a financial forecast and should not be relied upon as being indicative of future results.

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

As shown in Appendix 14 Interest Rate Sensitivity Gap, during the first three months, approximately 95% of interest bearing liabilities could reprice, compared with 48% of all interest earning assets.  This would be characterized as a negative gap, that is, more liabilities reprice in this period than assets.  A positive gap implies that more assets than liabilities reprice in a given time frame, and the intuitive reaction would be that in a falling rate environment, it would be more beneficial to be negatively gapped; that is, interest bearing liabilities drop in price faster than interest earning assets, and in a rising interest rate environment it would be better to have interest earning assets reprice quicker than interest bearing liabilities, thereby creating additional short-term income.

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

Further changes in the mix of earning assets or interest bearing liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thereby impacting net interest income.  This characteristic is referred to as basis risk and in general relates to the possibility that the repricing characteristics of short-term assets tied to various indices are different from those of funding sources.  Varying interest rate environments can create unexpected changes in prepayment volumes of assets, and pre-maturity demands for liabilities that are not reflected in the interest rate sensitivity analysis.  These customer originated prepayments or pre-maturities may have a significant impact on our net interest margin.  Because of these factors, an interest rate sensitivity gap analysis may not provide an accurate assessment of our exposure to changes in interest rates and we use modeling software to more accurately reflect interest rate risk.

ITEM 7.          CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements and independent auditors’ reports listed below are included herein:

I a.	Report of Independent Registered Public Accounting Firm

II.	Consolidated Balance Sheets – December 31, 2004, and 2003

III.	Consolidated Statements of Operations – Years Ended December 31, 2004, 2003, and 2002

IV.	Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2004, 2003, and 2002

V.	Consolidated Statements of Cash Flows – Years Ended December 31, 2004, 2003, and 2002

VI.	Notes to the Consolidated Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
The Bank Holdings
Las Vegas, Nevada

We have audited the consolidated balance sheets of The Bank Holdings and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank Holdings and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

McGLADREY & PULLEN, LLP

Las Vegas, Nevada
March 16, 2005

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

THE BANK HOLDINGS AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Cash and due from banks	$4,737	$3,305
Liquid Money Market Funds	625	—
Federal funds sold	—	2,655
Cash and cash equivalents	5,362	5,960
Securities available for sale	15,540	36,913
Securities held to maturity (Fair Value 2004: $53,227; 2003: $37,438)	53,588	37,850
Securities trading	1,088	—
Other equity securities, at cost	1,734	427

Loans, gross	160,708	82,671
Allowance for loan losses	(1,586)	(822)
Deferred loan fees, net	(597)	(224)
Loans, net	158,525	81,625

Premises and equipment, net	3,023	2,069
Bank owned life insurance	6,000	—
Intangible asset	500	—
Other assets	1,482	1,305
TOTAL ASSETS	$246,842	$166,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$33,359	$23,274
Interest bearing demand	6,133	7,295
Savings	2,682	1,855
Money Market	113,163	87,019
IRA’s	878	807
Time deposits < $100,000	6,604	5,958
Time deposits > $100,000	25,522	22,539
Total deposits	188,341	148,747
Other borrowed funds	30,500	6,125
Accrued expenses and other liabilities	625	424
Total Liabilities	219,466	155,296

Commitments and contingencies (Notes 5 and 9)

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 authorized; 2,972,330 issued and outstanding as of December 31, 2004 and 1,405,930 at December 31, 2003	30	14
Additional paid-in capital	30,326	13,998
Accumulated deficit	(2,617)	(2,898)
Accumulated other comprehensive (loss)	(363)	(261)
Total stockholders’ equity	27,376	10,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246,842	$166,149

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Interest and dividend income:
Federal funds sold and other	$96	$68	$159
Debt securities, taxable	2,885	1,944	1,187
Dividends	34	5	1
Loans, including fees	7,521	3,233	601
Total interest and dividend income	10,536	5,250	1,948

Interest expense:
Deposits	3,443	1,842	756
Other borrowed funds	226	51	3
Total interest expense	3,669	1,893	759

Net interest income	6,867	3,357	1,189

Provision for loan losses	764	602	220
Net interest income, after provision for loan losses	6,103	2,755	969

Noninterest income:
Service charges on deposit accounts	136	75	24
Other service charges, commissions and fees	139	97	44
Pre-underwriting fees	154	224	—
Unrealized gains/(losses) on trading securities, net	110	—	—
Realized gains/(losses) on sale of investments, net	(119)	497	9
Total noninterest income	420	893	77

Noninterest expense:
Salaries and employee benefits	2,743	2,024	1,276
Occupancy and equipment	1,330	896	564
Data processing	369	200	102
Deposit servicing costs	213	152	97
Accounting, and legal	519	163	161
Other professional services	257	139	98
Telephone and data communications	138	114	72
Other	673	525	441
Total noninterest expense	6,242	4,213	2,811

NET INCOME/(LOSS)	$281	$(565)	$(1,765)

Net earnings/(loss) per share:
Basic	0.11	(0.40)	(1.26)
Diluted	0.10	(0.40)	(1.26)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2004, 2003 and 2002

	Comprehensive Income/Loss	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/Loss	Total
	(in thousands, except per share data)

Balance At December 31, 2001		1,405,830	$14	$13,997	$(568)	$—	$13,443
Proceeds from issuance of common stock, net		100	—	1	—	—	1

Net Loss	$(1,765)	—	—	—	(1,765)	—	(1,765)

Other comprehensive loss:
Unrealized holding gain on securities available for sale arising during the year	325
Less reclassification adjustment for gains included in net loss	(9)
Net unrealized holding gains	316	—	—	—	—	316	316
Comprehensive loss	$(1,449)

Balance at December 31, 2002		1,405,930	14	13,998	(2,333)	316	11,995

Net Loss	$(565)	—	—	—	(565)	—	(565)
Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(80)
Less reclassification adjustment for gains included in net loss	(497)
Net unrealized holding losses	(577)	—	—	—	—	(577)	(577)
Comprehensive loss	$(1,142)

Balance at December 31, 2003		1,405,930	14	13,998	(2,898)	(261)	10,853
Proceeds from issuance of common stock, net of offering costs of approximately, $300,000		1,552,500	16	16,106	—	—	16,122
Stock options exercised		13,900	—	139	—	—	139

Net income	$281	—	—	—	281	—	281

Compensation expense related to stock options		—	—	83	—	—	83

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(221)
Less reclassification adjustment for losses included in net Income	119
Net unrealized holding losses	(102)	—	—	—	—	(102)	(102)
Comprehensive income	$179

Balance at December 31, 2004		2,972,330	$30	$30,326	$(2,617)	$(363)	$27,376

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Periods Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income/(loss)	$281	$(565)	$(1,765)
Adjustments to reconcile net income/(loss) to cash provided by (used in) operating activities:
Provision for loan losses	764	602	220
Stock option compensation expense	83	—	—
Net amortization of securities	654	928	255
Depreciation	445	353	189
Unrealized gain on trading securities	(110)	—	—
Purchase of trading securities	(978)	—	—
Realized gain/loss on sales of available for sale securities, net	119	(497)	(9)
Net change in:
Other assets and liabilities, net	24	(446)	(418)
Net cash provided by (used in) operating activities	1,282	375	(1,528)

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	64,667	20,978	274
Purchases	(43,716)	(44,730)	(13,340)
Activity of securities held to maturity:
Proceeds from maturities, prepayments and calls	21,711	31,034	9,945
Purchases	(37,902)	(35,061)	(44,801)
Purchases of equity securities	(1,307)	(376)	(51)
Loan originations and principal collections, net	(77,664)	(57,615)	(24,832)
Purchase of bank owned life insurance	(6,000)	—	—
Purchase of intangible asset	(500)	—	—
Purchases of premises and equipment	(1,399)	(248)	(1,680)
Net cash used in investing activities	(82,110)	(86,018)	(74,485)

Cash flows from financing activities:
Net increase in deposits	39,594	81,477	66,513
Proceeds from other borrowed funds, net	24,375	6,125	—
Payments on capital lease obligation	—	(15)	(20)
Stock issuance costs capitalized pending stock issuance		(118)
Proceeds from exercise of stock options	139	—	—
Net proceeds from issuance of common stock	16,122	—	1
Net cash provided by financing activities	80,230	87,469	66,494

Net change in cash and cash equivalents	(598)	1,826	(9,519)

Cash and cash equivalents at beginning of the period	5,960	4,134	13,653
Cash and cash equivalents at end of the period	$5,362	$5,960	$4,134

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$3,659	$1,898	$731

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS

Notes to Consolidated Financial Statements

December 31, 2004

NOTE 1 – BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation

On July 9, 2003, the stockholders of Nevada Security Bank approved the exchange of their common stock in Nevada Security Bank for common stock in the newly formed holding company, The Bank Holdings.  This transaction was consummated on August 29, 2003 and was accounted for at historical cost. The consolidated financial statements include the accounts of The Bank Holdings and its wholly-owned subsidiary, Nevada Security Bank.  Nevada Security Bank was organized on February 26, 2001 and opened for business on December 27, 2001.  All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (the Bank).  The Bank has four branches and a loan production office. There are two offices in Reno, the Reno Main and a new branch which opened on October 11, 2004 in Reno’s growing northwest region.  The Bank also has a branch located in Incline Village, Nevada, at Lake Tahoe. On March 18, 2005 the bank opened a branch in Roseville, California, which does business as Silverado Bank. Nevada Security Bank also operates a loan production office under the name of Silverado Funding which was recently moved to Roseville to share office space with Silverado Bank.  The loan production office focuses on government guaranteed loans through the Small Business Administration, or SBA.

These entities are collectively referred to herein as the Company.  At the present time, the Company has no operating subsidiaries other than Nevada Security Bank.  Segment information is not presented since principally all of the Company’s revenues are attributable to one reportable segment.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

On August 20, 2004 The Bank Holdings, Nevada Security Bank, CNA Trust Corporation and CNA Financial entered into an Agreement and Plan of Reorganization and Merger whereby upon regulatory approval, CNA Trust Corporation of Costa Mesa, California would be merged into Nevada Security Bank with the resulting branch of Nevada Security Bank being relocated to Roseville, California operating as a full service branch office of Nevada Security Bank.  On November 2, 2004 the Company received regulatory approval to merge CNA Trust Corporation, a California financial institution with and into Nevada Security Bank.  No assets or liabilities of CNA Trust Corporation were acquired in the purchase, other than a deposit for $100,000 which will carry-over in the transaction to maintain continual FDIC insurance coverage during the sale and be withdrawn after the closing.  The total purchase price of this transaction was $500,000 which is reflected as an intangible asset in the balance sheet.  This intangible asset will be amortized over its estimated useful life of 5 years beginning on January 1, 2005.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, demand amounts due from banks (including cash items in the process of clearing), liquid money market funds and federal funds sold.  Cash flows from loans, deposits, and proceeds from issuance of common stock are reported net.

The Company maintains amounts on account with other institutions which, at times, may exceed federally insured limits.  A significant concentration exists with relation to deposits held at Pacific Coast Bankers Bank, NSB’s primary correspondent bank.  The Company has not experienced any losses on such accounts.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity including equity securities with readily determinable fair values, are classified as “available for sale” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification under certain limited circumstances. Any transfers between categories would be accounted for at fair value.  There were none during all periods under review.

Purchase premiums and discounts are recognized in interest income using the interest method over the estimated life of the securities.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Trading Account & Derivative Financial Instruments

The Company’s “trading account” consists of specific equity investments that are carried at market value and separately reported in NOTE 3, “Securities”.  Unrealized gains and losses are included in earnings as non-interest income.

The Company has a policy that provides for the use of derivative financial instruments held or issued for “trading account” purposes.  These instruments are utilized for risk management purposes, and are measured at market value with gains or losses represented in earnings.  Equity investments comprise the major portion of “trading account” assets. “Derivative financial instruments” are exchange traded covered call options written on some, but not all, of such equity investments.  These options are carried at market value and are recorded in other liabilities.

Loans

The Company grants real estate, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans throughout northern Nevada and northern California.  The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collection of a loan balance is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical peer bank experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that may be susceptible to significant revision as more information becomes available.

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

All interest accrued but not collected for loans that are placed on non-accrual is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Furniture and Equipment	3 - 20 years
Automobiles	3 years

Amortization of leasehold improvements is computed principally by the straight line method over the term of the lease or the estimated useful life of the assets, whichever is shorter.  Amortization expense on assets acquired under capital leases, which are being amortized over the lease terms, is included with depreciation expense on owned assets.

Other Equity Securities

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB.  The recorded amount of the FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.  The Company also has an investment in Pacific Coast Bankers Bancorp (PCBB) its correspondent bank, to facilitate transactions between the two companies.

Pre-underwriting fees

The Company has agreements with third parties under which the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party. These activities are conducted in the Silverado Funding division, located in the Roseville, CA loan production office.  The Company would be required to refund any fee paid, in the event of delinquency, default, or early payoff during the first six months of the loan term.  Management records a liability equal to 100% of the fee at the date the fee is received, less any commissions, fees or incentives paid to individuals involved in the transaction.  This liability is reduced ratably over the six month contingency period.

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

Salary Continuation Plan

The Company has initiated action to provide certain key executives, or their designated beneficiaries, with annual benefits after retirement, until death.  These benefits would be substantially equivalent to those available under split-dollar life insurance policies purchased by the Company on the lives of such key executives.  The Company has not completed the final plan or agreements, and has not accrued for these future benefits from any prospective date of the plan or agreements which may be drawn.

Stock Compensation Plan

At December 31, 2004, the Company had a stock-based employee compensation plan, which is more fully described in NOTE 12.  The Company accounts for the plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, prior to the third quarter of 2004, no stock-based employee compensation cost had been reflected in the statement of operations, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the grant date.  During 2004, the Company granted options to certain individuals under the Amended 2002 Stock Option Plan (the “Plan”) which was approved at the 2004 Annual Meeting of Shareholders.  Such Plan provides for stock option grants at fair market value determined by a number of methods.  Due to the lack of an active trading market in the Company’s common stock, its limited number of shares exchanged daily, as well as substantial price volatility, it was determined that using a thirty (30) day average market closing price would be the most representative of the common stock’s fair market value.  Accordingly, the Company has recognized the difference between the market price on the day of the grant and the average lower closing market price for the thirty (30) days preceding the grant date as compensation which has been reflected in the statement of operations.  For certain of the options granted during 2004, the thirty day average closing market price was greater than the market price on that day.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.  The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to such outstanding and unvested awards granted during 2004.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net Income/(Loss):
As reported	$281	$(565)	$(1,765)
Add: Stock-based employee compensation expense included in reported net income	83	—	—
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards	723	140	102

Pro-forma net (loss)	$(359)	$(705)	$(1,867)

Basic and diluted (loss) per share
As reported basic	$.11	$(.40)	$(1.26)
As reported diluted	$.10	$(.40)	$(1.26)
Pro forma basic	$(.14)	$(.50)	$(1.33)
Pro forma diluted	$(.13)	$(.50)	$(1.33)

The fair value of each option grant for pro-forma disclosure purposes is estimated on the date of grant using the following assumptions pursuant to the Black Scholes method in 2004 and 2003 and the minimum value approach in 2002 as described in FASB statement No. 123:

	2004	2003	2002
Assumptions for determining fair values:
Dividend yield	0.0%	0.0%	0.0%
Projected stock price volatility	35.0%	35.0%	N/A
Risk-free interest rate	4.11%	3.65%	3.40%
Expected life of options (in years)	7.0	7.0	7.0
Fair value per option	$8.04	$4.51	$2.09

The Company uses the seven year zero coupon treasury rate as the risk-free interest rate.

Income/(Losses) Per Common Share

Income or loss per share for all periods presented in the Consolidated Statements of Operations and Comprehensive Loss are computed based on the weighted average number of shares outstanding during each period.  The dilutive effect of stock options was not included in the computation for the loss per common share as of December 31, 2003 and 2002, because the inclusion would be anti-dilutive.  Options outstanding as of December 31, 2004 were 456,800. The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Years Ended December 31,
	2004	2003	2002

Average number of common shares outstanding	2,615,991	1,405,930	1,405,838
Effect of dilutive options	87,807	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	2,703,798	1,405,930	1,405,838

Net income/(loss)	$281	$(565)	$(1,765)
Basic net income (loss) per share	$.11	$(.40)	$(1.26)
Diluted net income (loss) per share	$.10	$(.40)	$(1.26)

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

The components of other comprehensive income/(loss) are as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net income/(loss)	$281	$(565)	$(1,765)
Unrealized holding losses on available for sale securities arising during the year	(221)	(80)	325
Less: reclassification adjustment for (gains) losses included in net income/(loss)	119	(497)	(9)
Net unrealized holding gains/(losses)	(102)	(577)	316
Comprehensive income/(loss)	$179	$(1,142)	$(1,449)

Recent Accounting Pronouncements

On November 25, 2003, FASB’s Emerging Issues Task Force (EITF) ratified a consensus decision on new disclosure requirements related to unrealized losses on investment securities applicable to fiscal years ending after December 15, 2003 requiring institutions covered by FAS 115 to include said disclosure in 2003 annual reports.  Unrealized losses on investment securities must be summarized in table format, distinguishing between securities in a continuous unrealized loss position for 12 months or more and securities in a continuous unrealized loss position for 12 months or less, including aggregate unrealized losses of securities whose fair values are below book values as of the reporting date and the aggregate fair value of securities whose fair values are below book values as of the reporting date.  Additional information recommended for inclusion in narrative form includes the nature of the investment, the cause(s) of impairment(s), the number of investment positions that are in an unrealized loss position, and the severity and duration of impairment(s).  Subsequently at the March 17-18, 2004 EITF meeting provided further guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods after June 15, 2004.  However, the guidance contained in paragraphs 10 – 20 has been delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10 – 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” posted September 30, 2004.  The delay of the effective date for paragraphs 10 – 20 superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.”  The disclosures continue to be effective in annual financial statements for fiscal years ending after December 31, 2003, for investments accounted for under Statements 115 and 124.

In December 2004, FASB published FASB Statement No. 123 (Revised 2004), Share-Based Payment, FAS 123(R).  FAS 123 (R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123 (R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective in the beginning of the first quarter of 2006.  As of the effective date, the Company will apply the Statement using a modified version of prospective application.  Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under FAS 123.

The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them being our future compensation strategy.   The pro forma compensation costs presented in this document and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

In 2004, the Securities and Exchange Commission Staff updated Staff Accounting Bulletin No. 74 topic M (“SAB 74”), Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of the Registrant When Adopted in a Future Period, which provided guidance on disclosure of the potential effects of proposed accounting standards issued, but which do not require adoption until some future date. The guidance clarifies that disclosure should be adopted when the accounting standard is expected to have a material impact on the financial position, and/or results of operations.

On March 2, 2005, the Securities and Exchange Commission (SEC) further extended the compliance dates for non-accelerated filers, regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted on June 5, 2003, pursuant to Section 404 of the Sarbanes-Oxley Act.  The amendments require a company to include in its annual reports a report by management on the company’s internal control over financial reporting and an accompanying auditors report.

The Commission extended the original Section 404 compliance dates for all issues in February 2004.  Under the latest extension,  a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006.  This is a one-year extension from the previously established July 15, 2005 compliance date for non-accelerated filers.  The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.

The list of recent accounting pronouncements noted above, while not an exhaustive list, includes those which we believe will, or may, have the greatest likelihood of application to the Company’s consolidated balance sheets and/or consolidated statements of operations.  We believe that adoption of these standards will not have a material impact on our financial condition, results of operations, earnings per share or cash flow, however, no absolute assurance can be given that this in fact will occur.

Reclassification

Various reclassifications have been made to the consolidated balance sheet at December 31, 2003 and the consolidated statements of operations for the periods ended December 31, 2003 and 2002, in order to be consistent with the presentation as of December 31, 2004.  Further, certain captions have had minor revisions to more accurately reflect activities of the Company.  There was no change to previously reported stockholders’ equity or net income or loss.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNT DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2004 and 2003, these reserve balances required amounted to approximately $855,000 and $473,000, respectively.

NOTE 3 – SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	As of December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousand)

Securities available for sale
U.S. Government and federal agencies	$14,493	$—	$(342)	$14,151
State and municipal	500	—	(13)	487
Corporate	910	1	(9)	902
Total securities available for sale	$15,903	$1	$(364)	$15,540

Securities held to maturity
U.S. Government and federal agencies	$7,984	$1	$(68)	$7,917
State and municipal	230	35	—	265
Corporate	1,279	86	—	1,365
Mortgaged-backed	44,095	115	(530)	43,680
Total securities held to maturity	$53,588	$237	$(598)	$53,227

Trading equity securities	$970	$118	$—	$1,088

	As of December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousand)

Securities available for sale
U.S. Government and federal agencies	$24,515	$26	$(326)	$24,215
State and municipal	627	2	(10)	619
Corporate	12,032	62	(15)	12,079
Total securities available for sale	$37,174	$90	$(351)	$36,913

Securities held to maturity
U.S. Government and federal agencies	$6,153	$50	$—	$6,203
State and municipal	248	39	—	287
Corporate	1,775	135	—	1,910
Mortgaged-backed	29,674	142	(278)	29,538
Total securities held to maturity	$37,850	$366	$(278)	$37,938

At December 31, 2004 and 2003, securities in the investment portfolio with a carrying value of $62.7 million and $17.9 million, respectively, were pledged as collateral or for other purposes as required or permitted by law.  Of the amounts pledged, $57.7 million was pledged for FHLB borrowing as of December 31, 2004.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2004 is shown below.  Over certain interest rate environments, some, or all of these securities may be called for redemption by their issuers prior to the scheduled maturities.  Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
After 1 year through 5 years	10,670	10,470	8,507	8,525
After 5 years through 10 years	4,700	4,546	986	1,022
After 10 years	532	524	—	—
Mortgaged-backed securities	—	—	44,095	43,680
	$15,902	$15,540	$53,588	$53,227

For the year ended December 31, 2004 gross realized losses from sales of securities available for sale were approximately $157,000 as compared to a gross realized gain of approximately $497,000 for the same period in 2003 and $9,000 for the same period in 2002.  There were gross realized gains of $46,000 from the sale of securities available for sale, and gross realized gains of $7,000 from the sales of SBA loan investments during the year ended December 31, 2004.  The trading account had gross losses of approximately $15,000.

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
U.S. Government and federal agency	$(135)	$7,860	$(207)	$6,291
State and municipal	(13)	487	—	—
Corporate	(9)	902	—	—
	$(157)	$9,249	$(207)	$6,291
Securities held-to-maturity
U.S. Government and federal agency	$(68)	$7,160	—	—
Mortgaged-back securities	(342)	28,784	(188)	8,333
	$(410)	$35,944	$(188)	$8,333

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

At December 31, 2004, debt securities have an aggregate depreciation of less than 1.3% from the Company’s amortized cost basis.  In the available-for-sale portfolio, thirteen securities have an unrealized loss.  In eight of those securities the unrealized loss has exceeded one year.  There are fifty-seven securities in the held-to-maturity portfolio that have an unrealized loss.  In eleven of those securities the losses have exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis’ reports.  As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

At December 31, 2003, debt securities had an aggregate depreciation of less than 2% from the Company’s amortized cost basis.  None of these unrealized losses was deemed to be other than temporary.  These unrealized losses related primarily to fluctuations in the interest rate environment at that time.

NOTE 4 – LOANS

A summary of the balances of loans is as follows:

	December 31,
	2004	2003
	(Dollars in thousands)

Commercial and industrial	$14,732	$12,517
Real Estate:
Commercial	69,228	26,531
Residential	9,877	6,659
Construction and land development	33,407	19,241
SBA/USDA loans	21,831	11,578
Consumer loans	11,633	6,145
	160,708	82,671

Less: Allowance for loan losses	1,586	822
Net unearned loan fees	597	224
Loans, net	$158,525	$81,625

An analysis of the allowance for loan losses is as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of year	$822	$220	$—
Provision for loan losses	764	602	220
Loans charged-off	—	—	—
Recoveries of loans previously charged-off	—	—	—
Balance at end of year	$1,586	$822	$220

The Company also carries an allowance for undisbursed loan commitments which is reported as an “other liability”.  At December 31, 2004 and 2003 such allowance was $161,000, and $75,000, respectively.

The Company had no loans which were classified as impaired as of December 31, 2004 or 2003.  In addition, the Company had no non-accrual loans or loans past due greater than 90 days and still accruing interest as of December 31, 2004 or 2003.

NOTE 5 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	December 31,
	2004	2003

Premises:
Leasehold Improvements	$1,648	$969
Furniture and Equipment	2,274	1,550
Automobiles	87	62
Construction in Progress	—	30
	4,009	2,611

Accumulated depreciation	(986)	(542)
	$3,023	$2,069

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2004, pertaining to banking and holding company premises, future minimum rent commitments (in thousands) under various operating leases are as follows:

Year Ending December 31,
2005	$594
2006	662
2007	672
2008	683
2009	698
Thereafter	3,464
Total	$6,773

The leases contain options to extend for periods of time from one to ten or more years.  Total rent expense for the periods ended December 2004, 2003 and 2002, amounted to approximately $324,000, $282,000 and $191,000, respectively.  At December 31, 2004 there were no leasing transactions with related parties, nor are there any capital leases.

NOTE 6 – DEPOSITS

At December 31, 2004, the scheduled maturities of time deposits, including IRA accounts (in thousands) are as follows:

During the year of:	UNDER $100	OVER $100	TOTAL
2005	$6,735	$24,290	$31,025
2006	304	287	591
2007	363	202	565
2008	80	743	823
TOTAL	$7,482	$25,522	$33,004

At December 31, 2004 and, 2003, the Bank’s specialized program of tax free exchange money market demand deposits aggregated $64 million and $50 million, respectively.

NOTE 7 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $5.0 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There were no balances outstanding under these agreements at December 31, 2004, and 2003.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  There were overnight advances of $30.5 million and $3 million outstanding as of December 31, 2004 and 2003, respectively.

Other borrowed funds as of December 31, 2003 includes $3.125 million in unsecured notes payable to related parties.  These notes were issued by the Company and such funds were invested in the Bank to maintain adequate capital levels.  These borrowings were repaid subsequent to the closing of our public offering.

NOTE 8 – INCOME TAXES

The cumulative tax effects of the primary temporary differences which created deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$580	$922
Allowance for loan losses	318	58
Development stage costs	101	154
Other	37	37
Total deferred tax assets	$1,036	$1,171

Deferred tax liabilities:
Premises and equipment resulting from depreciation	122	146
Other	63	45
Total deferred tax liabilities	$185	$191

Net deferred tax asset	851	980
Less valuation allowance	851	980
	$—	$—

At December 31, 2004 and 2003, the Company had approximately $1.7 and $2.7 million, respectively, of operating loss carryforwards for federal income tax purposes that expire beginning in 2021.  At December 31, 2004 and 2003, the net deferred tax asset available of $851,000, and $980,000, respectively, was offset by an equal valuation allowance.

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002 due to the following:

	2004		2003		2002
Computed “expected” tax expense	$98	35%	$(198)	35%	$(618)	(35)%
Increase (decrease) in income taxes resulting from:
Valuation allowance on deferred tax asset	(129)	46%	183	32%	594	34%
Other	31	11%	15	3%	24	1%
	$—		$—		$—

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-balance Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments may include commitments to extend credit and standby letters of credit.  Such commitments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

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

	Contract Amount
	2004	2003
	(Dollars in thousands)

Commitments to extend credit, including unsecured commitments of $13.3 million, and $1.4 million	$49,580	$27,000
Unsecured consumer lines of credit	1,632	679
Standby letters of credit (Unsecured)	310	197
	$51,522	$27,876

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without ever being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income producing commercial properties.

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

As of December 31, 2004 there were commitment fee obligations of less than $1 thousand, for the $310,000 Standby Letters of Credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern Nevada.  At December 31, 2004 and 2003, real estate loans accounted for approximately 70% and 63%, respectively, of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take.  In addition, approximately 7% of total loans are unsecured.  The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the areas the Company serves.  The Company’s goal is to maintain a diversified loan portfolio which requires the loans to be well collateralized and supported by cash flows.

Legal Contingencies

With the exception of the matters disclosed below, in the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

In November, 2004, Dot1Web, Inc., Thomas R. Creal, court appointed receiver for Dot1Web, Inc. and Robert DeMaio filed an action against Nevada Security Bank, the Company’s sole subsidiary.  The Bank Holdings is not a party to this lawsuit.  The central allegation against the Bank is the alleged wrongful dishonor of certain checks drawn on the account of Plaintiff.  The Plaintiffs alleged that, as a result of the dishonor, they lost potential investors who were planning on assisting them with $20,000,000 in capital investment and Mr. Demaio also personally lost nearly $80,000,000 in the value of stock he held in Dot1Web, Inc.  To date, the Bank has filed its Answer to the Complaint, in which it denies all material allegations therein, and the parties are engaging in discovery.  Management believes the action is without merit and intends to vigorously defend the litigation.  Given the early stage of the matter, though, it is not currently possible to predict the outcome or make an estimation of the likelihood of success by the Bank or the material impact, if any, on it.

Executive Agreements

The Company has entered into agreement with six executives, which state that in the event the Company terminates the employment of these officers without cause, or upon change in control of the Company, the Company may be liable for the officers’ salaries as outlined in the agreements.

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

Additionally, State of Nevada bank regulations restrict distribution of the net assets of the Bank due to the fact that such regulations require the sum of the Bank’s stockholders’ equity and allowance for loan losses to be at least 6% of the average of the Bank’s total daily deposit liabilities for the preceding 60 days.  As a result of these regulations, approximately $12.5 million and $8.8 million of the Bank’s stockholders’ equity was restricted at December 31, 2004 and 2003 respectively.  In addition, as a result of the Bank’s accumulated deficit, the Bank is restricted from paying cash dividends.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2004 and 2003, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt correct action.  To be categorized as well capitalized, an institution must maintain certain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The Company’s and the Bank’s capital amounts and ratios as of December 31, 2004 and 2003, as well as regulatory minimums, are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,978	17.26%	$13,434	8.00%	NA	NA
Nevada Security Bank	$25,940	15.60%	$13,303	8.00%	$16,629	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,321	16.22%	$6717	4.00%	NA	NA
Nevada Security Bank	$24,193	14.55%	$6,652	4.00%	9,978	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,321	11.01%	$9,893	4.00%	NA	NA
Nevada Security Bank	$24,193	9.91%	$9,768	4.00%	$12,211	5.00%

December 31, 2003
Total Capital to Risk Weighted Assets
The Bank Holdings	$12,011	11.84%	$8,118	8.00%	NA	NA
Nevada Security Bank	$14,853	14.64%	$8,118	8.00%	$10,148	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$11,114	10.94%	$4,059	4.00%	NA	NA
Nevada Security Bank	$13,956	13.75%	$4,059	4.00%	6,089	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$11,114	7.06%	$6,297	4.00%	NA	NA
Nevada Security Bank	$13,956	8.87%	$6,297	4.00%	$7,871	5.00%

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) benefit plan for all eligible employees.  Participants are able to defer up to 15% of their compensation subject to certain limits based on federal tax laws. The plan also provides a profit sharing component where the Company can make discretionary contributions to the plan, which is allocated based on the compensation of eligible employees.  No contributions were made during the years ended December 31, 2004, 2003, or 2002.

NOTE 12 – STOCK COMPENSATION PLAN

Stock Compensation Plan

The Company has adopted the 2002 Stock Option Plan (the “Plan”) under which options to acquire common stock of the Company may be granted to employees, officers, directors and others at the discretion of the Board of Directors.  The Plan allows for the granting of incentive and non-qualifying stock options as those terms are defined in the Internal Revenue Code.  The Plan, as amended at the shareholder’s 2004 Annual Meeting, authorizes up to 591,686 shares of common stock to be provided by shares authorized but not outstanding.  The Plan provides for the exercise price and term of each option to be determined by the Board at the date of grant, provided that no options shall have a term greater than 10 years.  All stock options granted under the plan expire ten years after the date of grant.

A summary of stock option activity for the year ended December 31, 2004 is as follows:

	2004 Shares	Weighted Average Exercise Price	2003 Shares	Weighted Average Exercise Price	2002 Shares	Weighted Average Exercise Price

Outstanding at beginning of year	227,000	$10.02	208,500	$10.00	—	$—
Granted	275,300	15.79	18,500	10.27	208,500	10.00
Exercised	13,900	10.00	—		—	—
Forfeited	31,600	11.27	—		—	—
Outstanding at end of year	456,800	$13.25	227,000	$10.02	208,500	$10.00

Options exercisable at year-end	172,360	$11.73	92,500	$10.01	48,900	$10.00

Weighted average remaining life	9 Years		9 Years		10 Years

All options granted under the plan, except for founder’s options (9,000 non-qualified options) which were immediately exercisable, have been granted with a five year vesting period.  Twenty percent of such options are immediately exercisable, with the remaining 80% exercisable at 20% per year, over each of the next four anniversary dates of the grant.

A Summary of stock options outstanding at December 31, 2004 is as follows:

	Outstanding			Excercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Excercise Price	Weighted Average Contractual Life Remaining	Number of Options Exercisable at December 31, 2004	Weighted Average Excercise Price

$10.00 - 10.99	196,000	$10.00	7.62 years	119,200	$10.00
11.00 - 11.99	5,000	11.00	8.71 years	2,000	11.00
14.00 - 14.99	5,000	14.56	9.40 years	1,000	14.56
15.00 - 15.99	227,000	15.77	9.51 years	45,400	15.77
16.00 - 16.99	23,800	16.27	9.69 years	4,760	16.27
	456,800			172,360

NOTE 13 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has had, and may be expected to have in the future, banking transactions with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties).  In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties.

	For the Years Ended December, 31
Loan Transactions	2004	2003
	(Dollars in thousands)
Balance, Beginning	$4,106	$348
New loans	4,933	4,563
Repayments	(3,035)	(805)
Balance, Ending	$6,004	$4,106

Undisbursed commitments to related parties,	$1,887	$507

Deposit balances of related parties	$5,794	$5,530

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board (FASB) Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2004 or 2003.  The estimated fair value amounts have been measured as of year end, and have not been reevaluated or updated for purposes of these financial statements subsequent to these dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting dates may be different than the amounts reported at year-end.

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

Cash and cash equivalents

The carrying amounts of cash, due from banks, liquid money market funds, and federal funds sold approximate fair value.

Securities held to maturity and available for sale

Fair values for securities, are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Trading Securities

Fair values for trading equity securities, are based on quoted market prices.

Other equity securities

The reported amount of Federal Home Loan Bank (FHLB) stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share value.  No ready market exists for the Pacific Coast

Bankers Bancshares stock and it has no quoted market value.

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

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet lending commitments (commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. As of December 31, 2004 and 2003, loan commitments on which the committed fixed interest rate is less than the current market rate are insignificant.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Financial Assets:
Cash and due from banks	$4,737	$4,737	$3,305	$3,305
Federal funds sold	—	—	2,655	2,655
Liquid money market funds	625	625	—	—
Securities available-for-sale	15,540	15,540	36,913	36,913
Securities held-to-maturity	53,588	53,227	37,850	37,938
Trading Securities	1,088	1,088	—	—
Other equity securities	1,734	1,734	427	427
Loans, net	158,525	158,218	81,625	82,309
Accrued interest receivable	1,040	1,040	1,072	1,072

Financial Liabilities:
Deposits	188,341	188,414	148,747	148,866
Other borrowed funds	30,500	30,500	6,125	6,125
Accrued interest payable	34	34	24	24
Capital lease obligation	—	—	—	—

NOTE 15 - CONDENSED FINANCIAL STATEMENT OF PARENT COMPANY

Financial Information Pertaining only to The Bank Holdings are as follows:

Balance sheets

	December 31,
	2004	2003
	(in thousands)
ASSETS
Cash and due from banks	$225	$165
Liquid Money Market Funds	625	—
Cash and Cash Equivalents	850	165
Securities available for sale	902	—
Securities trading	1,088	—
Investment in Nevada Security Bank	24,337	13,695
Premises and equipment, net	185	—
Other assets	22	118
TOTAL ASSETS	$27,384	$13,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other borrowed funds	—	3,125
Accrued expenses and other liabilities	8	—
Total Liabilities	8	3,125

Stockholders’ equity:
Total stockholders’ equity	27,376	10,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,384	$13,978

Statement of operations

	Years Ended December 31,
	2004	2003 (1)
	(in thousands)
Interest income:
Liquid Investments	$4	$—
Securities, taxable	30	—
Dividends	6	—
Total interest and dividend income	40	—

Interest expense:
Other borrowed funds	58	38
Total interest expense	58	38

Net interest income	(18)	(38)

Non-interest income:
Unrealized gain on trading securities	110	—
Net loss on sale of available for sale securities	(12)	—
Total non-interest income	98	—

Non-interest expense:
Salaries and employee benefits	239	—
Occupancy and equipment	86	—
Data processing	27	—
Accounting, and legal	141	45
Other	142	9
Total non-interest expense	635	54

Net Loss before Adjustments	(555)	(92)

Equity in net income/(loss) of Nevada Security Bank	836	(473)
Net Income/(Loss)	$281	$(565)

(1) The Company was incorporated January 17, 2003 and was made effective on August 29, 2003.

Statement of Cash Flows

	Years Ended December 31,
	2004	2003 (1)
	(in thousands)
Cash flows from operating activities:
Net income/(loss)	$281	$(565)
Adjustments to reconcile net income/(loss) to cash provided by (used in) operating activities:
Equity in net (income)/loss Nevada Security Bank	(836)	473
Realized stock option compensation expense	83
Net amortization of securities	7	—
Depreciation	13	—
Unrealized gain on trading securities	(110)	—
Purchase of trading securities	(978)	—
Realized loss on sales of available
for sale securities, net	12	—
Net change in: Other assets and liabilities, net	104	—
Net cash used in operating activities	(1,424)	(92)

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales and prepayments	2,423	—
Purchases	(3,352)	—
Investment in subsidiary	(9,900)	(2,750)
Purchases of premises and equipment	(198)	—
Net cash used in investing activities	(11,027)	(2,750)

Cash flows from financing activities:
Proceeds from issuance of short term debt, net	(3,125)	3,125
Stock issuance costs capitalized pending stock issuance	—	(118)
Proceeds from exercise of stock options	139	—
Net proceeds from issuance of common stock	16,122	—
Net cash provided by financing activities	13,136	3,007

Net change in cash and cash equivalents	685	165

Cash and cash equivalents at beginning of the period	165	—
Cash and cash equivalents at end of the period	$850	$165

(1) The Company was incorporated January 17, 2003 and was made effective on August 29, 2003.

NOTE 16 –QUARTERLY DATA (UNAUDITED)

	Periods Ended
	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)

Interest Income	$3,256	$2,683	$2,458	$2,139	$1,735	$1,396	$1,143	$976
Interest Expense	1,080	947	825	817	598	533	413	349
Net interest income	2,176	1,736	1,633	1,322	1,137	863	730	627

Provision for Loan Losses	167	207	170	220	55	95	362	90
Net interest income after Provision for Loan Losses	2,009	1,529	1,463	1,102	1,082	768	368	537

Non-interest income	98	45	122	155	195	126	243	329
Non-interest expenses	1,775	1,716	1,499	1,252	1,187	1,110	993	923

Net Income (Loss)	$332	$(142)	$86	$5	$90	$(216)	$(382)	$(57)

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	(117)	1,005	(1,409)	419	68	(352)	113	(406)

Comprehensive Income (Loss)	$215	$863	$(1,323)	$424	$158	$(568)	$(269)	$(463)

Earnings (Loss) per common share:
Basic	$0.11	$(0.05)	$0.03	$0.00	$0.06	$(0.15)	$(0.27)	$(0.04)
Diluted	$0.11	$(0.05)	$0.03	$0.00	$0.06	$(0.15)	$(0.27)	$(0.04)

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report have concluded that, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

To assure that financial information is reliable and assets are safeguarded, management maintains an effective system of internal controls and procedures, important elements of which include:  careful selection, training and development of operating and financial managers; an organization that provides appropriate division of responsibility; and communications aimed at ensuring that Company policies and procedures are understood throughout the organization.  In establishing internal controls, management weighs the costs of such systems against the benefits it believes such systems will provide.

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

While the Company’s assessment of the effectiveness of its internal control over financial reporting is not complete, a material weakness, as defined in standards established by the Public Company Accounting Oversight Board, has been identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. The identified material weakness consists of IT system administration wherein the CFO serves as the IT administrator. In general this function should be segregated from other tasks involving financial recording and other financial responsibilities. At the current time all system administration functions are preformed by contracted IT professionals under the guidance of the CFO. As a result, the Company believes that an adequate segregation of duties prevents material misstatements of annual or interim financial statements. However, the Company intends to staff an internal IT professional and remove the responsibility from the CFO during the second quarter of 2005. McGladrey & Pullen, LLP has advised that the internal control deficiency does not affect McGladrey & Pullen, LLP’s unqualified report on the Company’s financial statements as of December 31, 2004 and for the year then ended included in this annual report on Form 10-KSB.

Changes in Internal Controls

There were no substantive changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the end of the period covered by this report.

ITEM 8B.       OTHER INFORMATION

None.

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

ITEM 13.       EXHIBITS

(a)  Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-KSB:

Exhibit No.	Description

3.1	Articles of Incorporation of The Bank Holdings (1)

3.2	Amendment to Articles of Incorporation of The Bank Holdings (1)

3.3	By-laws of The Bank Holdings (1)

4.1	Share Certificate (3)

4.2	Warrant Certificate (3)

10.1	2002 Stock Option Plan (2)

10.2	Form of Incentive Stock Option Agreement (2)

10.3	Form of Non-qualified Stock Option Agreement (2)

10.4	Employment Agreement of Harold G. Giomi (2)

10.5	Employment Agreement of David A. Funk (2)

10.6	Employment Agreement of Joe P. Bourdeau (2)

10.7	Employment Agreement of Jack B. Buchold (2)

10.8	Employment Agreement of John N. Donovan (2)

10.9	Lease Agreement for Incline Village Office (2)

10.10	Lease Agreement for Reno Office (2)

10.11	Lease Agreement for Roseville Office (4)

10.12	Lease Agreement for Robb and Mae Ann Office (2)

10.13	Deferred Compensation Plan (2)

11	Statement re: Computation of Per Share Earnings (5)

14	Code of Ethics (4)

21	Registrant’s sole subsidiary is Nevada Security Bank, a Nevada corporation, which also does business under the name Silverado Funding and Silverado Bank

23	Consent of McGladrey & Pullen LLP (6)

31.1	Section 302 Certification by Hal Giomi (6)

31.2	Section 302 Certification by Jack Buchold (6)

32.1	Section 706 Certification by Hal Giomi (6)

32.2	Section 706 Certification by Jack Buchold (6)

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

(4)                                  This exhibit was previously filed as part of, and is hereby incorporated by reference to our Form 10-K filed with the Commission on March 30, 2004.

(5)                                  Computation of earnings per share is incorporated herein by reference to Note 12 of the Financial Statements.

(6)                                  Filed herewith.

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

Fees for Services Provided by Independent Auditors

Fees for all services provided by McGladrey & Pullen LLP, the Company’s independent auditors and RSM McGladrey an affiliate of McGladrey & Pullen, LLP, Inc., for fiscal years 2004 and 2003 are as follows:

Audit Fees

Principal Accountant Fees and Services

	For the Years Ended December 31,
	2004	2003
	(in thousands)
Audit Fees (1)	$240	$183
Tax Services (2)	15	7
Audit Related Fees	-0-	-0-
All Other Fees	-0-	-0-

(a)                                  Audit fees consist of fees for professional services rendered for the audit of The Bank Holdings consolidated financial statements for 2004 and 2003.  Audit fees for 2004 and 2003 also include fees and costs associated with SAS 100 reviews associated with Form 10-QSB filings.  For 2004 and 2003, audit fees also includes the fees and costs associated with the stock offering on Form SB-2 including issuing related consents issuing comfort letter to the Underwriter.  The 2004 audit fees also include the review of Form S-4 Registration Statement and review of related documents associated with formation of the holding company and related reorganization.

(2)                                  Tax services consist of compliance fees in preparation of income tax returns.  Tax fees also include various tax planning matters.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 28, 2005	The Bank Holdings,
a Nevada Corporation

	By:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

	By:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Allison	Director	March 28, 2005
Edward Allison

/s/ Marybel Batjer	Director	March 28, 2005
Marybel Batjer

/s/ Joseph Bourdeau	President and Director	March 28, 2005
Joseph Bourdeau

/s/ Edward Coppin	Director	March 28, 2005
Edward Coppin

/s/ David A. Funk	Director	March 28, 2005
David A. Funk

/s/ Jesse Haw	Director	March 28, 2005
Jesse Haw

/s/ Kelvin Moss	Director	March 28, 2005
Kelvin Moss

/s/ Hal Giomi	Chairman and Chief Executive Officer	March 28, 2005
Hal Giomi

/s/ Jack B. Buchold	Chief Financial Officer	March 28, 2005
Jack B. Buchold

FINANCIAL TABLES

Appendix 1 - Average Balances and Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income on interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.

	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2004(a,b,f)			2003(a,b,f)			2002(a,b,f)
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$6,080	$96	1.58%	$4,969	$68	1.37%	$11,212	$159	1.41%
Securities	90,242	2,885	3.20%	59,998	1,944	3.24%	25,333	1,187	4.69%
Equity	1,351	34	2.52%	243	5	2.06%	35	1	2.86%
Total Investments	97,673	3,015	3.09%	65,210	2,017	3.09%	36,580	1,347	3.68%

Loans: (c)
Commercial	35,548	1,734	4.88%	8,280	376	4.54%	1,406	79	5.62%
Real Estate	77,646	5,273	6.79%	38,174	2,541	6.66%	6,509	491	7.54%
Consumer	1,902	113	5.94%	1,157	75	6.48%	388	30	7.73%
Security Lines	7,321	401	5.48%	2,575	241	9.36%	8	1	12.50%
Other	37	—	0.00%	28	—	0.00%	7	—	0.00%
Total Loans	122,454	7,521	6.14%	50,214	3,233	6.44%	8,318	601	7.23%
Total Earning Assets(e)	220,127	10,536	4.79%	115,424	5,250	4.55%	44,898	1,948	4.34%
Non-Earning Assets	13,312			5,593			2,005
Total Assets	$233,439			$121,017			$46,903
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$6,441	$12	0.19%	$5,844	$15	0.26%	$2,608	$7	0.27%
Savings Accounts	2,331	12	0.51%	1,230	8	0.65%	310	3	0.97%
Money Market	126,261	2,739	2.17%	61,629	1,248	2.03%	20,447	548	2.68%
IRA’s	840	14	1.67%	564	12	2.13%	147	4	2.72%
Certificates of Deposit<$100,000	5,396	98	1.82%	5,407	128	2.37%	1,728	57	3.30%
Certificates of Deposit>$100,000	26,361	568	2.15%	18,182	431	2.37%	4,072	137	3.36%
Total Interest Bearing Deposits	167,630	3,443	2.05%	92,856	1,842	1.98%	29,312	756	2.58%
Borrowed Funds:
Total Borrowed Funds	10,334	226	2.19%	1,198	51	4.26%	19	3	15.79%
Total Interest Bearing Liabilities	177,964	3,669	2.06%	94,054	1,893	2.01%	29,331	759	2.59%
Demand Deposits	31,675			15,307			4,897
Other Liabilities	710			468			102
Shareholders’ Equity	23,090			11,188			12,573
Total Liabilities and Shareholders’ Equity	$233,439			$121,017			$46,903

Interest Rate Spread(d)			2.73%			2.54%			1.75%

Interest Income/Earning Assets			4.79%			4.55%			4.34%
Interest Expense/Earning Assets			1.67%			1.64%			1.69%
Net Interest Income and Margin (g)		$6,867	3.12%		$3,357	2.91%		$1,189	2.65%

(a)  Average balances are obtained from the best available daily or monthly data.

(b)  Yields are reflected on a tax equivalent basis.

(c)  Loans are gross of the average allowance for possible loan losses ($1,208,000), average deferred fees and related direct costs ($399,000).

(d)  Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e)  There were no non-accrual loans during the periods contained in this report.

(f)  Annualized.

(g)  Net interest margin represents net interest income as a percentage of average interest-earning assets.

Appendix 1

Appendix 2 - Changes in Net Interest Income

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

	For the Year Ended December, 31				For the Year Ended December, 31
	2004 vs. 2003				2003vs. 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$15	$10	$3	$28	$(89)	$(6)	$4	$(91)
Securities	979	(24)	(14)	941	1,626	(367)	(502)	757
Equity	23	1	5	29	6	—	(2)	4
Total Investment Income	1,017	(13)	(6)	998	1,543	(373)	(500)	670

Loans:
Commerical	1,238	28	92	1,358	386	(15)	(74)	297
Real Estate	2,629	50	53	2,732	2,388	(57)	(281)	2,050
Consumer	48	(6)	(4)	38	59	(5)	(9)	45
Security Lines	444	(100)	(184)	160	321	—	(81)	240
Total Loan Income	4,359	(28)	(43)	4,288	3,154	(77)	(445)	2,632

Total Interest Income	5,376	(41)	(49)	5,286	4,697	(450)	(945)	3,302

Interest Expense
Interest Bearing Deposits:
Now Accounts	2	(4)	(1)	(3)	9	—	(1)	8
Savings	7	(2)	(1)	4	9	(1)	(3)	5
Money market	1,312	86	93	1,491	1,104	(135)	(269)	700
IRA’s	6	(3)	(1)	2	11	(1)	(2)	8
Certificates of deposit<$100,000	—	(30)	—	(30)	121	(16)	(34)	71
Certificates of deposit>$100,000	194	(40)	(17)	137	474	(40)	(140)	294
Total interest-bearing deposits	1,521	7	73	1,601	1,728	(193)	(449)	1,086

Borrowed Funds	389	(25)	(189)	175	186	(2)	(136)	48

Total interest expense	1,910	(18)	(116)	1,776	1,914	(195)	(585)	1,134

Net Interest Income	$3,466	$(23)	$67	$3,510	$2,783	$(255)	$(360)	$2,168

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Appendix 2

Appendix 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Year Ended December 31,
	2004	% of Total	2003	% of Total	2002	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$136	32.38%	$75	8.40%	$24	31.17%
Other service charges, commissions and fees	139	33.10%	97	10.86%	44	57.14%
Pre-underwriting fees	154	36.67%	224	25.08%	—	0.00%
Unrealized gains on trading securities	110	26.19%	—	0.00%	—	0.00%
Gain on the sale of securities	9	2.14%	—	0.00%	—	0.00%
Loss on the sale of securities	(128)	-30.48%	497	55.66%	9	11.69%
Total non-interest income	420	100.00%	893	100.00%	77	100.00%

As a percent of average earning assets		0.19%		0.77%		0.17%

Other Operating Expense:

Salaries and employee benefits	2,743	43.95%	2,024	48.04%	1,276	45.38%
Occupancy costs	1,330	21.31%	896	21.27%	564	20.06%
Advertising and marketing costs	237	3.80%	131	3.11%	105	3.74%
Data processing costs	369	5.91%	200	4.75%	102	3.63%
Deposit services costs	213	3.41%	152	3.61%	97	3.45%
Loan servicing costs	7	0.11%	48	1.14%	—	0.00%
Provision for undisbursed loan commitments	86	1.38%	13	0.31%	62	2.21%
Telephone and data communications	138	2.21%	114	2.71%	72	2.56%
Postage	45	0.72%	30	0.71%	9	0.32%
Legal and accounting	519	8.31%	163	3.87%	161	5.73%
Other professional services	257	4.12%	139	3.30%	98	3.49%
Stationery and supplies	120	1.92%	93	2.21%	108	3.84%
Other	178	2.85%	210	4.98%	157	5.59%
Total non-interest expense	$6,242	100.00%	$4,213	100.00%	$2,811	100.00%

As a percentage of average earning assets		2.84%		3.65%		6.26%

Net non-interest expense as a percentage of average earning assets		2.63%		2.88%		6.09%

Efficiency ratio (a)		84.28%		112.26%		223.63%

(a)  Represents non-interest expenses as a percentage of net interest income and non-interest income excluding securities gains and losses.

Appendix 3

Appendix 4 - Securities Available for Sale,  Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	December 31,		December 31,		December 31,
	2004		2003		2002
	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale

US Gov’t agencies	$14,493	$14,151	$24,515	$24,215	$1,134	$1,149
Corporate bonds	909	902	12,032	12,079	11,943	12,244
State & political subdivisions	500	487	627	619	—	—
Subtotal, Available for Sale	$15,902	$15,540	$37,174	$36,913	$13,077	$13,393

Held to Maturity

US Treasury and Government Agency Securities	$7,984	$7,917	$6,153	$6,203	$11,574	$11,699
Mortgage-backed securities	44,095	43,680	29,674	29,538	21,254	21,416
Corporate bonds	1,279	1,365	1,775	1,910	1,771	1,856
State & political subdivisions	230	265	248	287	—	—
Subtotal, Held to Maturity	$53,588	$53,227	$37,850	$37,938	$34,599	$34,971

Fair value as a % of amortized cost of Held to Maturity Securities		99.3%		100.2%		101.1%

Trading Securities Equity Investments	970	1,088	—	—	—	—

Total Securities	$70,460	$69,855	$75,024	$74,851	$47,676	$48,364

Appendix 4

Appendix 5 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of December 31, 2004.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
					More Than 5		More Than
	Less than 1 Year		1 to 5 Years		to 10 Years		10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$—	—	$9,896	2.59%	$4,255	4.37%			$14,151	3.13%
State & Political subdivisions	—	—	487	2.57%	—	—	—	—	487	2.57%
Corporate Bonds	—	—	87	1.61%	291	2.99%	524	4.91%	902	3.97%
Total Available for Sale Securities	$—		$10,470		$4,546		$524		$15,540	3.16%

Held to Maturity Securities

US Government Agencies	$—	—	$7,228	3.05%	$756	6.00%	$—	—	$7,984	3.33%
Mortgage-backed Securities	—	—	3,637	3.29%	17,793	3.57%	22,665	3.79%	44,095	3.60%
State & Political subdivisions	—	—	—	—	230	6.00%	—	—	230	6.00%
Corporate Bonds	—	—	1,279	6.44%	—	—	—	—	1,279	6.44%
Total Held to Maturity Securities	$—		$12,144		$18,779		$22,665		$53,588	3.55%

Total Investment Securities	$—		$22,614		$23,325		$23,189		$69,128	3.46%

Appendix 5

Appendix 6 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of
	December 31,		December 31,		December 31,
	2004		2003		2002
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial and Industrial	$14,732	9.17%	$12,517	15.14%	$3,214	12.85%
Real Estate:
Commercial	69,228	43.08%	26,531	32.09%	5,574	22.29%
Residential	9,877	6.15%	6,659	8.05%	145	0.58%
Construction and Land Development	33,407	20.79%	19,241	23.27%	15,099	60.38%
Total Real Estate	112,512	70.01%	52,431	63.42%	20,818	83.26%

SBA / USDA Loans	21,831	13.58%	11,578	14.00%	—	0.00%
Consumer loans	11,633	7.24%	6,145	7.43%	973	3.89%
Gross Loans	160,708	100.00%	82,671	100.00%	25,005	100.00%

Less:
Allowance for Loan Losses	1,586		822		220
Net Unearned Loan Fees/Costs	597		224		173
Net Loans	$158,525		$81,625		$24,612

Appendix 6

Appendix 7- Scheduled Contractual Maturities of the Loan Portfolio

The following table sets forth the scheduled contractual amortization of our loan portfolio at December 31, 2004 as well as the amount of loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial (1)	Real Estate	Consumer	Total

Amounts due:
Within one year	$9,822	$48,681	$10,958	$69,461
After one year through five years	4,712	37,437	675	42,824
Beyond five years	22,029	26,394	—	48,423

Total	$36,563	$112,512	$11,633	$160,708

Interest Rate Terms:

Fixed	$13,373	$39,794	$5,683	$58,850
Adjustable	$23,190	$72,718	$5,950	$101,858

(1) Commercial includes SBA/USDA purchased loans.

Appendix 7

Appendix 8 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

Year Ended December 31,
	2004	2003	2002
(Dollars in thousands)

Allowance at the beginning of the period	$822	$220	$—

Charge-offs:
Agricultural	—	—	—
Commercial & industrial loans	—	—	—
USDA/SBA	—	—	—
Real estate loans	—	—	—
Consumer loans	—	—	—
Total Loans Charged-Off	—	—	—

Recoveries:
Agricultural	—	—	—
Commercial & industrial loans	—	—	—
USDA/SBA	—	—	—
Real estate loans	—	—	—
Consumer loans	—	—	—
Total Loans Recovered	—	—	—

Net loan charge offs	—	—	—

Provision charged to expense	764	602	220

Balance	$1,586	$822	$220

Average gross loans outstanding during period	$122,454	$50,214	$8,318
Gross loans outstanding at end of period	$160,708	$82,671	25,005

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	0.99%	0.99%	0.88%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a	n/a

Appendix 8

Appendix 9 - Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the allocation of our allowance for loan losses by loan categories at the dates indicated.  The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated to various loan categories as part of our process for evaluating the adequacy of the allowance for loan losses.

	As of December 31,		As of December 31,		As of December 31,
	2004		2003		2002
		% Total		% Total		% Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
	(Dollars in thousands)

Commercial and Industrial	$266	9.17%	$146	15.14%	$31	12.85%
Real Estate:
Commercial	654	43.08%	301	32.09%	72	22.29%
Residential	74	6.15%	42	8.05%	9	0.58%
Construction and Land Development	391	20.79%	222	23.27%	76	60.38%
Total Real Estate	1,119	70.01%	565	63.42%	157	83.26%

SBA / USDA/ Govt Gtd Loans	6	13.58%	8	14.00%	16	0.00%
Consumer loans	191	7.24%	103	7.43%	10	3.89%
Unallocated	4	0.00%	—	0.00%	6	0.00%
	$1,586	100.00%	$822	100.00%	$220	100.00%

(1) Represents percentage of loans in category to total loans.

Appendix 9

Appendix 10 - Premises and Equipment

The followoing table sets forth the cost and net book value of our fixed assets as of the dates indicated.

	As of December 31,
	2004			2003
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Leasehold Improvements	$1,648	$196	$1,452	$969	$103	$866
Furniture, Fixtures and Equipment	2,361	790	1,571	1,612	439	1,173
Construction in Progress	0	0	0	30	0	30

Total	$4,009	$986	$3,023	$2,611	$542	$2,069

Appendix 10

Appendix 11 - Maturity Schedule of Time Certificates of Deposit

At December 31, 2004, the scheduled maturities of time deposits including IRA’s (in thousands) are as follows:

	Under	Over
	100K	100K	Total
Three months or less	$3,131	$18,419	$21,550
Over Three to Six months	2,083	3,731	5,814
Over Six to Twelve months	1,520	2,140	3,660
Over Twelve months	748	1,232	1,980
Total	$7,482	$25,522	$33,004

Appendix 11

Appendix 12 - Other Borrowed Funds

The following table sets forth the FHLB advances and other borrowing

	As of December 31,
	2004	2003	2002
	(dollars in thousands)

Overnight FHLB Advances

Balance at December 31,	$30,500	$3,000	$0
Average amount outstanding	9,403	581	0
Maximum amount outstanding at any month end	30,500	4,000	0
Average interest rate for the year	2.19%	1.09%	0.00%

Other Borrowing

Balance at December 31,	$0	$3,125	$15
Average amount outstanding	0	617	19
Maximum amount outstanding at any month end	0	3,125	34
Average interest rate for the year	0	6.25%	15.79%

Appendix 12

Appendix 13- Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on our net interest income over a 12 month period following December 31, 2004 in the event of an immediate change up or down in the indicated market interest rates.

(Dollars in thousands)	Change in Net Interest Income	Percentage Change
Scenario

Up 200 basis points	$(1,394)	-12.77%
Up 100 basis points	$(676)	-6.20%
Down 100 basis points	$487	4.46%
Down 200 basis points	$(693)	-6.35%

Appendix 13

Appendix 14 - Interest Rate Sensitivity Gap

The following table sets forth the Company’s interest rate sensitivity.  Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities subject to repricing at various time periods.

	Within Three Months	Three Months to One Year	One Year to Five Years	After Five Years	Total

Interest Earning Assets:
Federal funds sold	$125	$—	$—	$—	$125
Investment securities	500		22,614	46,514	69,628
Loans	109,558	5,475	11,101	34,574	160,708

Total	$110,183	$5,475	$33,715	$81,088	$230,461

Interest Bearing Liabilities:
Interest bearing demand deposits	$6,133	$—	$—	$—	$6,133
Savings deposits	2,682	0	0	0	2,682
MMDA’s	113,163	0	0	0	113,163
Time deposits less than $100,000	3,497	3,238	667	80	7,482
Time deposits of $100,000 or more	21,037	3,253	489	743	25,522
Borrowed funds	30,500	0	0	0	30,500

Total	$177,012	$6,491	$1,156	$823	$185,482

Interest Rate Sensitivity Gap	$(66,829)	$(1,016)	$32,559	$80,265	$44,979

Cumulative Interest Rate Sensitivity Gap	$(66,829)	$(67,845)	$(35,286)	$44,979

Cumulative Interest Rate Sensitivity Gap/Total Interest Earning Assets	-28.65%	-29.08%	-15.13%	19.28%

Cumulative Gap as a % of Total Assets	-27.07%	-27.49%	-14.29%	18.22%

Appendix 14

Appendix 15 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,978	17.26%	$13,434	8.00%	NA	NA
Nevada Security Bank	$25,940	15.60%	$13,303	8.00%	$16,629	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,321	16.22%	$6,717	4.00%	NA	NA
Nevada Security Bank	$24,193	14.55%	$6,652	4.00%	9,978	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,321	11.01%	$9,893	4.00%	NA	NA
Nevada Security Bank	$24,193	9.91%	$9,768	4.00%	$12,211	5.00%

December 31, 2003
Total Capital to Risk Weighted Assets
The Bank Holdings	$12,011	11.84%	$8,118	8.00%	NA	NA
Nevada Security Bank	$14,853	14.64%	$8,118	8.00%	$10,148	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$11,114	10.94%	$4,059	4.00%	NA	NA
Nevada Security Bank	$13,956	13.75%	$4,059	4.00%	6,089	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$11,114	7.06%	$6,297	4.00%	NA	NA
Nevada Security Bank	$13,956	8.87%	$6,297	4.00%	$7,871	5.00%

December 31, 2002
Total Capital to Risk Weighted Assets
The Bank Holdings	NA	NA	NA	NA	NA	NA
Nevada Security Bank	$11,961	23.31%	$4,103	8.00%	$5,129	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	NA	NA	NA	NA	NA	NA
Nevada Security Bank	$11,679	22.76%	$2,052	4.00%	3,078	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	NA	NA	NA	NA	NA	NA
Nevada Security Bank	$11,679	15.17%	$3,079	4.00%	$3,849	5.00%

Appendix 15