Form 10QSB
period 2005-03-31
BANK HOLDINGS
filed 2005-05-16
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Common stock, $0.01 par value, 2,972,330 shares outstanding as of May 13, 2005

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
Consolidated Balance Sheets
Consolidated Statements of Operation
and Comprehensive Income/(Loss)
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Summary
Results of Operations
Net Interest Income
Provision and Allowance for Loan Losses
Non-interest Income
Non-Interest Expense
Provision for Income Taxes
Comprehensive Income
Financial Condition
Securities and Other Earning Assets
Loans
Deposits
Other Funding Sources
Off Balance Sheet Arrangements
Risk Management
Credit Risk Management
Nonperforming Assets
Asset Liability Management
Interest Rate Risk
Market Risk
Liquidity
Capital Resources

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal proceedings
Item 2.	Unregistered sales of equity securities and use of proceeds - NONE
Item 3.	Defaults upon senior securities - NONE
Item 4.	Submission of matters to a vote of security holders - NONE
Item 5.	Other information - NONE
Item 6.	Exhibits

Signatures
Exhibits

PART I — FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$3,531	$4,737
Liquid money market funds	666	625
Federal funds sold	1,720	—
Cash and cash equivalents	5,917	5,362
Securities available for sale	15,333	15,540
Securities held to maturity	50,071	53,588
Securities - trading	1,099	1,088
Other equity securities, at cost	1,698	1,734
Loans, gross	173,590	160,708
Allowance for loan losses	(1,800)	(1,586)
Deferred loan fees, net	(843)	(597)
Loans, net	170,947	158,525
Premises and equipment, net	3,067	3,023
Bank Owned Life Insurance	6,000	6,000
Intangible asset	500	500
Other assets	1,483	1,482
TOTAL ASSETS	$256,115	$246,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$31,516	$33,359
Interest bearing demand	5,969	6,133
Savings	2,277	2,682
Money Market	124,964	113,163
IRA’s	977	878
Time deposits < $100,000	25,616	6,604
Time deposits > $100,000	28,682	25,522
Total deposits	220,001	188,341
Other borrowed funds	8,000	30,500
Accrued expenses and other liabilities	772	625
Total Liabilities	228,773	219,466

Commitments and contingencies (Notes 1and 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 2,972,330 issued and outstanding as of March 31, 2005 and December 31, 2004	30	30
Surplus	30,340	30,326
Accumulated deficit	(2,440)	(2,617)
Accumulated other comprehensive loss	(588)	(363)
Total stockholders’ equity	27,342	27,376
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$256,115	$246,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	For the Three-Month Period
	Ended March 31,
	2005	2004

Interest income:
Federal funds sold and other	$36	$44
Debt securities, taxable	590	701
Dividends	5	3
Loans, including fees	2,735	1,391
Total interest and dividend income	3,366	2,139

Interest expense:
Deposits	1,111	754
Other borrowed funds	105	63
Total interest expense	1,216	817

Net interest income	2,150	1,322

Provision for loan losses	214	220
Net interest income, after provision for loan losses	1,936	1,102

Non-interest income:
Service charges on deposit accounts	46	28
Other service charges, commissions and fees	38	38
Pre-underwriting fees	17	56
Unrealized gains on trading securities	7	—
Realized gains on sale of investments, net	38	33
Total non-interest income	146	155

Non-interest expense:
Salaries and employee benefits	795	604
Occupancy and equipment	385	254
Data processing	230	82
Deposit servicing costs	55	43
Accounting, legal and tax	84	108
Other professional services	89	18
Telephone and data communications	32	34
Other	235	109
Total non-interest expense	1,905	1,252

NET INCOME	$177	$5

Other comprehensive(loss) income, unrealized (loss) gain on securities available for sale	$(225)	$419
Comprehensive Income/(Loss)	$(48)	$424

Net earnings (loss) per share:
Basic	0.06	0.00
Diluted	0.05	0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net Income	$177	$5
Adjustments to reconcile net income to cash
Provided by (used in) operating activities:
Provision for loan losses	214	220
Stock option compensation expense	14	—
Net amortization of securities	101	144
Depreciation	123	99
Unrealized gains on trading securities	(7)	—
Realized (gains) on sales of investments, net	(38)	(33)
Net change in:
Other assets and liabilities, net	183	448
Net cash provided by operating activities	767	883

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	41	15,280
Purchases	(64)	(27,468)
Activity in securities held to maturity:
Proceeds from maturities, prepayments and calls	3,420	6,715
Purchases	—	(31,648)
Purchases of equity securities	36	124
Purchases of equity securities held for trading	(4)	—
Loan originations and principal collections, net	(12,635)	(25,987)
Purchases of premises and equipment	(166)	(506)
Net cash used in investing activities	(9,372)	(63,490)

Cash flows from financing activities:
Net increase in deposits	31,660	58,269
Payments on other borrowed funds, net	(22,500)	(5,125)
Net proceeds from issuance of common stock	—	16,138
Net cash provided by financing activities	9,160	69,282

Net change in cash and cash equivalents	555	6,675

Cash and cash equivalents at beginning of the period	5,362	5,960
Cash and cash equivalents at end of the period	$5,917	$12,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS

Notes to Unaudited Consolidated Financial Statements

March 31, 2005

NOTE — 1 THE BUSINESS  OF THE BANK HOLDINGS

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (“the Bank”).  The Bank has four branches. There are two offices in Reno, the Reno Main and the MaeAnn branch which opened on October 11, 2004 in Reno’s growing northwest region.  The Bank also has a branch located in Incline Village, Nevada, at Lake Tahoe. On March 18, 2005 the bank opened a branch in Roseville, California, which does business as Silverado Bank. This unit focuses on government guaranteed loans through the Small Business Administration, or SBA.

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

NOTE 2 — BASIS OF PRESENTATION

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

Use of Estimates

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

The Company maintains amounts on account with other institutions which, at times, may exceed federally insured limits.  A significant concentration exists with relation to deposits held at Pacific Coast Bankers Bank, the Bank’s primary correspondent bank.  The Company has not experienced any losses on such accounts.

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At March 31, 2005 and December 31, 2004 these reserve balances required amounted to approximately 725,000 and 855,000, respectively.

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

Trading Account & Derivative Financial Instruments

The Company’s “trading account” consists of specific equity investments that are carried at market value and are separately reported in Table 4, “Securities”.  Unrealized gains and losses are included in earnings as non-interest income.

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

Furniture and Equipment	3 — 20 years
Automobiles	3 years

Amortization of leasehold improvements is computed principally by the straight line method over the term of the lease or the estimated useful life of the assets, whichever is shorter.  Amortization expense on assets acquired under capital leases, which are being amortized over the lease terms, is included with depreciation expense on owned assets.

Other Equity Securities

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of our outstanding home loans or 5% of advances from the FHLB.  The recorded amount of the FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.  The Company also has an investment in Pacific Coast Bankers Bancorp (PCBB) its correspondent bank, to facilitate transactions between the two companies.

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

Reclassification

Various reclassifications have been made in the prior periods in order to be consistent with the presentation as of March 31, 2005.  Further, certain captions have had minor revisions to more accurately reflect activities of the Company.  There was no change to previously reported stockholders’ equity or net income.

NOTE 3 — STOCK COMPENSATION PLAN

Stock Compensation Plan

At December 31, 2004, the Company had a stock-based employee compensation plan, which is more fully described in NOTE 12 of The Company’s Annual Report on Form 10KSB.  The Company accounts for the plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, prior to the third quarter of 2004, no stock-based employee compensation cost had been reflected in the statement of operations, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the grant date.  During 2004, the Company granted options to certain individuals under the Amended 2002 Stock Option Plan (the “Plan”) which was approved at the 2004 Annual Meeting of Shareholders.  Such Plan provides for stock option grants at fair market value determined by a number of methods.  Due to the lack of an active trading market in the Company’s common stock, its limited number of shares exchanged daily, as well as substantial price volatility, it was determined that using a thirty (30) day average market closing price would be the most representative of the common stock’s fair market value.  Accordingly, the Company has recognized the difference between the market price on the day of the grant and the average lower closing market price for the thirty (30) days preceding the grant date as compensation which has been reflected in the statement of operations.  For certain of the options granted during 2004, the thirty day average closing market price was greater than the market price on that day.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.  The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to such outstanding and unvested awards granted.

	Quarter Ending
	March 31,
	2005	2004
	(Dollars in thousands)
Net Income:
As reported	$177	$5
Add: Stock-based employee compensation expense included in reported net income	14	—
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards	124	25

Pro-forma net income/(loss)	$67	$(20)

Earnings/(loss) per share
As reported
Basic	$0.06	$(0.00)
Diluted	$0.05	$(0.00)
Pro forma
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

NOTE 4 — COMPREHENSIVE INCOME/(LOSS)

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

The components of other comprehensive income/(loss) are as follows:

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands)
Net Income	$177	$5
Unrealized holding (losses)/gains on available-for-sale securities	(187)	452
Less: reclassification adjustment for (gains) realized in net income	(38)	(33)
Net unrealized holding gains/(losses)	(225)	419
Comprehensive income/(loss)	$(48)	$424

NOTE 5 — EARNINGS (LOSS) PER SHARE

Income or loss per share for all periods presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of March 31, 2005 totaled 456,800 and there were 310,500 warrants outstanding on the same date. Warrants will only be exercisable during the sixty day period beginning March 23, 2006.  At the conclusion of that exercise period, unexercised warrants will expire.  The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Quarter Ending
	March 31,
	2005	2004

Average number of common shares outstanding	2,972,330	1,698,522
Effect of dilutive options	146,653	20,224
Effect of dilutive warrants	135,615	3,068
Average number of common shares outstanding used to calculate diluted earnings per common share	3,254,598	1,721,814

Net income	$177	$5
Basic net income per share	$0.06	$0.00
Diluted net income per share	$0.05	$0.00

NOTE 6 — OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $5.0 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There were no balances outstanding under these agreements at March 31, 2005, and December 31, 2004.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  There were overnight advances of $8 million and $30.5 million outstanding as of March 31, 2005, and December 31, 2004, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the contracted amount of the company’s exposure to off-balance sheet risk as of March 31, 2005 and December 31, 2004 is as follows:

	Contract Amount
	March 31,	December 31,
	2005	2004
	(Dollars in thousands)

Commitments to extend credit, including unsecured commitments of $12,337 and $13,234	$62,504	$49,580
Unsecured consumer lines of credit	1,058	1,632
Standby letters of credit	310	310
	$63,872	$51,522

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

As of March 31, 2005 there were commitment fee obligations of less than $1 thousand, for the $310,000 Standby Letters of Credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern Nevada.  At March 31, 2005 and December 31, 2004, real estate loans accounted for approximately 73% and 70%, respectively, of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take.  In addition, approximately 9% of total loans are unsecured.  The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the areas the Company serves.  The Company’s goal is to maintain a diversified loan portfolio which requires the loans to be well collateralized and supported by cash flows.

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

On November 25, 2003, FASB’s Emerging Issues Task Force (EITF) ratified a consensus decision on new disclosure requirements related to unrealized losses on investment securities applicable to fiscal years ending after December 15, 2003 requiring institutions covered by FAS 115 to include said disclosure in 2003 annual reports.  Unrealized losses on investment securities must be summarized in table format, distinguishing between securities in a continuous unrealized loss position for 12 months or more and securities in a continuous unrealized loss position for 12 months or less, including aggregate unrealized losses of securities whose fair values are below book values as of the reporting date and the aggregate fair value of securities whose fair values are below book values as of the reporting date.  Additional information recommended for inclusion in narrative form includes the nature of the investment, the cause(s) of impairment(s), the number of investment positions that are in an unrealized loss position, and the severity and duration of impairment(s).  Subsequently at the March 17-18, 2004 EITF meeting provided further guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods after June 15, 2004.  However, the guidance contained in paragraphs 10 — 20 has been delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10 — 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” posted September 30, 2004.  The delay of the effective date for paragraphs 10 — 20 superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.”  The disclosures continue to be effective in annual financial statements for fiscal years ending after December 31, 2003, for investments accounted for under Statements 115 and 124.

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

NOTE 9 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the three months ended March 31, 2005 and 2004, cash paid for interest expense on interest bearing liabilities was $1.1 million and $818,000, respectively.  The Company paid $1,600 in state taxes during the period ending March 31, 2005 due to multi-state operations, while there was no cash paid for income taxes during the same period ended March 31, 2004.  There was no real estate acquired in the settlement of loans for the three month periods ending March 31, 2005 or 2004.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Critical accounting policies are those that involve the most complex and subjective decision and assessments, and have the greatest potential impact on the Company’s stated results of operations.  We consider the following to be our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.  The Company has made no significant changes in its critical accounting policies and assumptions compared to the disclosures made in The Bank Holdings Annual Report on Form 10-KSB for the year ended December 31, 2004.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable charge-offs on loans deemed to be uncollectible based on continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $1.8 million and $1.0 million at March 31, 2005 and 2004, respectively. The provision for loan losses amounted to $214,000 and $220,000 for the quarters ended March 31, 2005 and 2004, respectively.

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on all loans, including certain loans which may have been classified as impaired.  On an ongoing basis an independent loan review function reviews all new loans as well as classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on any remaining loans are based on pools of similar loans using a combination of historical loss experience and migration analysis, which considers the probability of a loan moving from one risk rating category to another over the passage of time.  Table 8 sets forth the allocation of the allowance for loan losses as of March 31, 2005, and December 31, 2004.

Summary Selected Consolidated Financial Data

	Quarter Ending March 31,		Year Ended
	2005	2004	December 31, 2004
	(Dollars in thousands, except per share data )
Condensed Income Statement
Interest Income	3,366	2,139	10,536
Interest Expense	1,216	817	3,669
Net Interest Income	2,150	1,322	6,867
Provision for Loan Losses	214	220	764
Non-interest income	146	155	420
Non-interest expense	1,905	1,252	6,242
Provision for income taxes (1)	—	—	—
Net Income (Loss)	177	5	281

Period End Data
Assets	256,115	236,057	246,842
Loans, gross	173,590	108,719	160,708
Securities	65,404	112,192	69,128
Deposits	220,001	207,016	188,341
Other borrowed funds	8,000	1,000	30,500
Shareholders’ Equity	27,342	27,415	27,376

Average Balance Sheet
Assets	252,283	200,171	233,439
Loans, gross	165,040	94,602	122,454
Securities	67,836	80,535	90,242
Deposits	207,301	160,692	199,305
Shareholders’ Equity	27,426	15,009	23,090

Asset Quality
Non-performing assets (2)	—	—	—
Allowance for loan loss	1,800	1,042	1,586
Net Charge-offs	—	—	—
Non-performing assets to total assets	—	—	—
Allowance for loan loss to loans	1.04%	0.96%	0.99%
Net Charge-offs to average loans	—	—	—

Per Common Share (4)
Basic income (loss) per share	0.06	0.00	0.11
Diluted income (loss) per share	0.05	0.00	0.10
Book value per share	9.20	9.27	9.21
Period end common shares outstanding	2,972,330	2,958,430	2,972,330
Average shares outstanding - basic	2,972,330	1,698,522	2,615,991
Average shares outstanding - diluted	3,254,598	1,721,814	2,703,798
Financial Ratios (4)
Return on average assets	0.28%	0.01%	0.12%
Return on average equity	2.62%	0.13%	1.22%
Net interest margin (3)	3.62%	2.79%	3.12%
Tier 1 leverage capital ratio	9.93%	11.16%	11.01%

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

(4) Calculations are annualized, except per share data.

OVERVIEW

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

SUMMARY

As of December 27, 2004, the Company completed its three year de-novo period.  Annualized first quarter asset growth was 15%.  Loan growth for the period ending March 31, 2005 was 32% on an annualized basis.  The Company earned $177,000 or $0.06 per share, for the period ending March 31, 2005, as compared to $5,000 and $0.00 per share for the same period during 2004.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 2.62% and 0.28%, respectively, for the quarter ended March 31, 2005 and were 0.13% and 0.01%, respectively, for the comparable period last year.

The strong improvement in results of operations for the period ended March 31, 2005 when compared to the results of the comparable 2004 period, are due to increases in volumes held of interest earning assets, primarily loans, and interest bearing liabilities.  Gross loans increased approximately $64.9 million or 59.7% when comparing March 31, 2005 to the same period in 2004.  Total assets increased approximately $20.1 million or 8.5% when comparing March 31, 2005 to March 31, 2004.

Net interest income before provision for loan losses increased by $828,000 or 62.7% over the first quarter of last year and was attributable to the volume increase in earning assets and an eighty-three basis point increase in the Company’s net interest margin.

Non-interest income (excluding security gains and losses) was $108,000 and $122,000 for the quarters ended March 31, 2005 and 2004, respectively, an 11.1% decrease.  This decrease was primarily attributable to the SBA pre-underwriting income of $17,000 for the quarter ending March 31, 2005, versus $56,000 during the first quarter of 2004.  During this year the Company has not been as active in the SBA loan market as it was during 2003 and early 2004.  Non-interest expenses totaled $1.905 million and $1.252 million for the quarter ended March 31, 2005 and 2004, respectively, an increase of 52.2%.

The efficiency ratio was 84.4% in the first quarter of 2005 as compared to 86.7% in the comparable quarter last year.  As the Company continues to grow and increase its non-interest income it is expected that this ratio will continue to decrease, however, as the Bank has added two additional full service branch offices over the past year, it is unlikely that such a ratio will be greatly reduced in the near term.  Generally speaking, costs outpace asset growth during the early period of branch expansion activity, reflecting branch start-up costs which are absorbed later by branch growth.  For a description of the methodology used to calculate the efficiency ratio, please see Note (a) to Table 3.

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

Quarterly Analysis

Net interest income for the first quarter of 2005 was $ 2.150 million, an increase of $828,000 or 62.7% compared to the first quarter of 2004.  This increase was primarily due to the increases in the volume of interest earning assets and interest bearing liabilities.  Average earning assets increased $50.6 million or 26.6% for the three months ended March 31, 2005 compared to the same period in the prior year. Average loans increased by $70.4 million or 74.5% compared to the first quarter of 2004 primarily due to internal growth and participations purchased. Average gross loans as a percent of average earning assets was 68.5% and 49.7% for the quarters ended March 31, 2005 and 2004, respectively.

Table 1 sets forth, for the periods indicated, information regarding, (i) the total dollar amount of interest income from interest earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin (net interest income divided by average interest-earning assets).  Average balances are based on average daily balances during the indicated periods and rates are annualized based on the number of days in the period subject to review, and the number of days in the year.

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 3.61% from 2.79% during the three months ended March 31, 2005 as compared to the same period in 2004, respectively, an increase of 82 basis points or 29.4%.

The substantial increase in the Company’s net interest margin is as a result of two primary factors. Of lesser importance is the rate variance between periods, which is noted in Table 2, “Changes in Net Interest Income”.  Of far greater importance is the positive variance in loan volumes, over prior periods.  The magnitude of the $70 million change in average loan volumes over the periods resulted in a $1.2 million change in the Company’s interest income, as noted in Table 2.

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

Quarterly Analysis

We provided $214,000 and $220,000 for probable loan losses in the quarters ended March 31, 2005, and 2004, respectively.  The Company had no non-accrual loans, nor charged-off loans, at March 31, 2005 or 2004.  The Company had one 30 day past due loan as of March 31, 2005, and none during the same period for 2004.  The Company also estimates an allowance for potential losses associated with off-balance-sheet commitments and standby letters of credit.  The allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.  The Company’s reserve for off-balance sheet commitments amounted to $218,000 and $99,000 at March 31, 2005 and 2004, respectively.  The provision for the off-balance-sheet reserve was $57,000 and $24,000 for the quarter ending March 31, 2005 and 2004, respectively.  The Company continues to believe that although loan quality remains high, at some point we may experience delinquencies and potential loan charge-offs.  For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

Non-interest Income

Quarterly Analysis

First quarter non-interest income (excluding securities gains and losses) totaled $108,000, a decrease of $14,000 from the first quarter of 2004.  This decrease was due to a decrease of $39,000 of pre-underwriting fees which amounted to $17,000 at March 31, 2005 versus $56,000 in the same period in 2004.  Service charge income and other service charges and fees increased to $84,000 an approximate increase of $18,000 or 27.3% over the same period in 2004.  During the first quarter of 2005 we sold $208,000 in equities, recognizing $38,000 in net gains.  Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $1.905 million and $1.252 million for the quarters ended March 31, 2005 and 2004, respectively, which represented an increase of $653,000 or 52.2%.  Expense categories that increased the most include data process expenses and other expenses.  These increases were further driven by additional staffing, the expansion of existing facilities, the addition of new facilities (primarily the Bank’s third and fourth branch office’s), and further implementation of holding company activities.  The efficiency ratio was 84.3% and 86.7% for the quarters ended March 31, 2005 and 2004, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended March 31, 2005 was $795,000 an increase of $191,000 or 32% from the same quarter 2004.  The increase was primarily due to additional employees, with a full time equivalent (FTE) staffing level of 48 and 38 as of March 31, 2005 and 2004, respectively.  Of this increase, personnel added to support the new branch offices totaled eight FTE’s.  For the quarter ended March 31, 2005, such costs approximated 1.34% of average earning assets, as compared to 1.28% for the same period in 2004.

Occupancy and equipment expense amounted to $385,000 for the quarter ended March 31, 2005, an increase of $131,000 or 51.6% from the same quarter in 2004, primarily due to the increase in new facilities housing the administrative and holding company offices, the closing of the loan production office, the addition of two new branch offices, and the temporary location costs associated with maintaining the CNA office in Costa Mesa, California .

Data processing expenses amounted to $230,000 and $82,000 at March 31, 2005 and 2004, a $148,000 increase or 180% over the first quarter 2004.  The increase was due to the growth of staff and facilities of the Company, and the Company’s reliance on technology to achieve greater availability of customer access to banking products on a 24/7 basis.  The increases also reflect the addition of IT infrastructure required to open the new branch in northwest Reno, and add infrastructure to the new California branch location to handle anticipated full service branch activities and prepare for an approved but unopened branch in the Spanish Springs area of Nevada.  In addition, the Bank’s data processor (ITI) released a major upgrade of their software which also contributed greatly to the additional data processing costs versus those of the same period in 2004.

Legal, accounting and tax expenses totaled $84,000 and $108,000 at March 31, 2005 and 2004, a decrease of $24,000.  Legal and accounting represent 0.14% of average earning assets as of March 31, 2004 compared with 0.23% for the same period in 2004.

Other expenses amounted to $411,000 and $204,000, a $208,000 increase or 101% during the quarter ended March 31, 2005 as compared to 2004.  These increases are primarily due to growth of the Company, and for the quarter ended March 31, 2005 represented 0.69% of average earning assets, as compared to 0.49% for the same period of 2004.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Provision for Income Taxes

At the current time, the Company has a tax loss carry-forward on a consolidated basis, and therefore no tax accrual has been recorded for any of the periods reported within the body of this report, and the tax equivalent information is not pertinent.  The Company has expensed $1,600 for an estimated tax payment to the State of California Franchise Tax Board based on the results of operations for its California activities.

Comprehensive Income/(Loss)

Quarterly Analysis

Our available for sale investment portfolio had net unrealized losses of $588,000 at March 31, 2005 and $363,000 at December 31, 2004.  At March 31, 2005 the net unrealized loss represented 3.8% of securities available for sale.  Comprehensive income differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive loss reported in the financial statements are due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.

The Company’s comprehensive loss was $225,000 during the three months ended March 31, 2005 as compared to a comprehensive income of $419,000 during the quarter ended March 31, 2004.  As financial rates increase over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio will continue to depreciate in value over the remainder of the year.

FINANCIAL CONDITION

Our consolidated total assets were $256 million and $247 million at March 31, 2005 and December 31, 2004, respectively.  Total average assets were $252 million and $200 million for the three months ended March 31, 2005 and 2004, respectively.  This change reflects the continuing growth of the Company.

Securities and Other Earning Assets

The security portfolio was $65.4 million at March 31, 2005 and averaged $67.5 million during the first quarter of 2004 as compared to $112.1 million and an average of $80.5 million in the first quarter of 2003.  The securities portfolio consists primarily of Mortgage-backed securities and U.S. Government agency securities.  The average yield on investments was 3.37% for the quarter ended March 31, 2005 and 3.14% for the quarter ended March 31, 2004.  Securities available for sale had a net unrealized loss of $588,000 at March 31, 2005 as compared to the net unrealized loss of $363,000 at December 31, 2004.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.  Please refer to Note 4 of the Notes to Consolidated Financial Statements for more information.  The Company has $1.1 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the period ending March 31, 2005 the Company had unrealized gains of $7 thousand from these trading equities.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the company’s investment portfolio at March 31, 2005 is 2.46, as compared with 1.66 as of March 31, 2004.   At December 31, 2004 the portfolio’s effective duration was 2.12.

The ratio of average total investments to average total assets was 30.1%, 41.8% and 47.9% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, or more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2005 debt securities have an aggregate depreciation of about 2.5% from the Company’s amortized cost basis as compared to 1.3% at December 31, 2004.  In the available for sale portfolio thirteen securities have an unrealized loss as of March 31, 2005.  In twelve of those securities the unrealized loss has exceeded one year.  There are sixty four securities in the held to maturity portfolio that have an unrealized loss as of March 31, 2005.  For forty one of those securities, the loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

Loans

Quarterly Analysis

Total gross loans amounted to $173.6 million, at March 31, 2005, $160.7 million at December 31, 2004, and $108.7 million at March 31, 2004, respectively.  Gross loans averaged $165.0 million for the first quarter of 2004, an increase of $70.4 million or 74.5% from the average amount of such loans during the first quarter of 2004.

As noted in Table 6 “Composition of the Loan Portfolio”, commercial real estate loans amounted to $72.5 million and $69.2 million at March 31, 2005 and December 31, 2004, respectively.  These loans increased $3.3 million or 4.8% from the amount of such loans since year end December 31, 2004.  Residential real estate loans and construction and land development increased $10.8 million or 24.9% over December 31, 2004 balances.  These increases are due to internal growth.

Commercial and industrial loans approximated $15.8 million and $14.7 million at March 31, 2005 and December 31, 2004, respectively.  Commercial loans increased about $1.2 million or 7.8% over the balances at December 31, 2004.  At March 31, 2005 the Company had $21.6 million outstanding of purchased USDA/SBA loans.    These loans were acquired during the latter half of 2003 and the early part of 2004 to enhance the yield of the earning assets portfolio held by the Bank, and to assist in asset/liability planning activities.

Consumer loans amounted to $9.5 million and $11.6 million at March 31, 2005 and December 31, 2004, respectively.  Consumer loans decreased $2.1 million or 18.1% from the balances outstanding as of December 31, 2004.

The ratio of average gross loans to average total assets was 64.5%, 52.5% and 47.3% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

Deposits

Total deposits were $220 million and $188 million as of March 31, 2005 and December 31, 2004 respectively, an increase of $32 million or 17.0%.  Core deposits (deposits, excluding certificates of deposit greater than $100,000), have increased about $28.5 million or 17.5% since December 31, 2004.  The Company acquired from a broker, approximately $18 million of 30 and 90 day time certificates of deposit under $100,000 which represented approximately 63% of the core deposit increase for the quarter.  The ratio of gross loans to deposits was 78.9% and 85.3% at March 31, 2005 and December 31, 2004, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $31.5 million at March 31, 2005 and $33.3 million at December 31, 2004, respectively.  Average non-interest bearing deposits totaled $31.3 million during the first quarter of 2004, which represented 15.1% of total deposits and $24.9 million during the first quarter of 2004.  This is an increase of $6.6 million or 26.5% for the 12 month period ending March 31, 2005.  The increase in non-interest bearing deposits reflected growth in commercial and personal accounts.

Interest bearing deposits amounted to approximately $188.4 million and $155.0 million at March 31, 2005 and December 2004, respectively.  Average interest-bearing deposits were $176.0 million, an increase of approximately $20.2 million during the quarter ended March 31, 2005, as compared to the average of $155.8 million in interest-bearing deposits during quarter ended March 31, 2004.

Included in the deposit categories above are public deposits, which averaged $2.1 million as of March 31, 2005 and $2.7 million as of December 31, 2004.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased, other short term borrowings, and lease obligations, amounted to $8 million at March 31, 2005 and $30.5 million at December 31, 2004, respectively.  The Company has available federal funds borrowing lines amounting to $5.0 million as of March 31, 2005.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit in the amount of $49 million as of March 31, 2005.

Long term other borrowed funds includes FHLB advances, capital lease obligations and other debt with terms greater than one year.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $63.9 million at March 31, 2005 as compared to $51.5 at December 31, 2004.  These commitments represented about 37% and 32% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters of credit totaled $310,000 as of March 31, 2005 and December 31, 2004.

The importance to and effect on the Company’s revenues, expenses, cash flows, liquidity, capital resources and market risk support from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  For more information please refer to Note 7 of the financial statements.

RISK MANAGEMENT

The primary goal of our risk management program is to determine how certain existing or emerging issues in the financial services industry affect the nature and extent of the risks faced by the Company.  Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk.  Our board of directors and management believe that the nine applicable “risk categories” consist of compliance, credit, foreign exchange, interest rate, liquidity, price, strategic, reputation and transaction risk.  Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective review.  In addition, an aggregate level of risk is assigned as a whole, and the direction of risk (stable, increasing or decreasing) is determined.  Each risk category and the overall risk level is compared to regulatory views, and internal criteria, on a regular basis and then reported to the board with an accompanying explanation as to the existence of any differences.   The risk program includes risk identification, measurement, control and monitoring.

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

Our real estate loan portfolio accounted for 73.0% of the total loan portfolio as of March 31, 2005 and 70.0% at December 31, 2004.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial business loans accounted for 9.2% of the total loan portfolio as of March 31, 2005 which was unchanged from December 31, 2004.  Commercial business loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economy of our market area.  Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets including real property.  SBA and USDA/SBA purchased loans outstanding were about $21.6 million and $21.8 million respectively, as of March 31, 2005 and December 31, 2004.

Consumer loans accounted for 5.5% of our total loan portfolio as of March 31, 2005 as compared to 7.2% at December 31, 2004.  This decrease is primarily attributable to one major customer who paid off their consumer loan during the period ending March 31, 2005.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which does not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale.  The Company did not have any nonperforming assets at March 31, 2005, December 31, 2004 or March 31, 2004, respectively.

ASSET LIABILITY MANAGEMENT

The goal of asset liability management is the prudent control of market risk, liquidity and capital.  Asset-liability management is governed by policies reviewed and approved annually by our board of directors and monitored periodically by the board committee.  The board delegates responsibility for asset-liability management to the Asset Liability Management Committee (“ALCO”), which sets strategic directives that guide the day-to-day asset-liability management of our activities.  The ALCO also reviews and approves all major interest rate risk, liquidity and capital management programs.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, commodity prices and other market driven rates or prices.  We have a small equity trading portfolio, and therefore we are primarily exposed to non-trading market risk in our investment and loan portfolios.

Interest Rate Risk

Interest rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which we are exposed.  Interest rate risk is the sensitivity of income to changes in interest rates.  Changes in interest rates as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of revenue.  This risk arises directly from our core banking activities — lending and deposit gathering.  In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by us, (ii) the ability of borrowers to repay adjustable or variable rate loans (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities, (v) the fair value of our saleable assets, (vi) the amount of unrealized gains and losses on securities available for sale under the requirements of  SFAS 115, and (vii) the early withdrawal likelihood of customer originated certificates of deposit.

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

We quantify and measure interest-rate exposure using two models to dynamically simulate net interest income under various interest rate scenarios over a 12 month period.  Simulated scenarios include, deliberately extreme interest rate “shocks” and more gradual interest rate “ramps”.  Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, increases or decreases of product balances and the behavior of our deposit and loan customers.  The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities).  The risk of prepayment tends to increase when interest rates fall.  Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be precisely determined.  Complicating our efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of our assets and liabilities.

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

The results implied in Table 9 indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a shift up or down in market rates of 100 and 200 basis points across the entire yield curve.  It should be emphasized, however, that the results are dependent on material assumptions.  For instance, asymmetrical rate behavior can have a material impact on the simulation results.

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

In addition to traditional retail deposits, the Company has various other liquidity sources, including proceeds from maturities of securities and loans, the use of borrowed funds such as FHLB advances and brokered deposits.  The sale of Available-for-Sale investment securities previously available as a source of liquidity may have been substantially eliminated by SFAS 115 and EITF 03-1, depending on the final interpretations and rules regarding OTTI.  We continually monitor and forecast our liquidity position.  There are several methods we use for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, liquidity ratios, periodic liquidity forecasts and review of contingent funding plans.

As of March 31, 2005 the Company had $55 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash and collateralized borrowings.  This represented approximately 25% of deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.  Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At March 31, 2005, shareholders’ equity amounted to $27.3 million or approximately 11% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 10.  As indicated in such table, we currently exceed all regulatory capital requirements.

The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member banks such as the Bank.  These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance-sheet exposures.  There are two categories of capital under the guidelines.  The first is Tier 1 Capital which includes common stockholders’ equity and qualifying minority interest in consolidated subsidiaries, less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The first is Tier 2 Capital which includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.

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

NEVADA SECURITY BANK

FINANCIAL TABLES

Table 1 - Average Balances and Rates

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income onand the interest-earning assets resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.

	For the Quarter Ended March 31,
	2005 (a,b,f)			2004 (a,b,f)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$5,367	$36	2.72%	$14,965	$44	1.18%
Securities	67,836	590	3.53%	80,535	701	3.50%
Equity	2,770	5	0.73%	353	3	3.42%
Total Investments	75,973	631	3.37%	95,853	748	3.14%

Loans: (c)
Commercial	14,657	224	6.20%	13,529	178	5.30%
Real Estate	116,615	2,028	7.05%	58,653	965	6.62%
Consumer	4,085	65	6.45%	1,933	27	5.56%
Security Lines	7,959	135	6.88%	4,873	61	5.00%
SBA Loans Purchased	21,697	283	5.29%	15,561	160	4.14%
Other	27	—	0.00%	53	—	0.00%
Total Loans	165,040	2,735	6.72%	94,602	1,391	5.91%
Total Earning Assets(d)	241,012	3,366	5.66%	190,455	2,139	4.52%
Non-Earning Assets	11,271			9,716
Total Assets	$252,283			$200,171
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$6,064	$2	0.13%	$6,781	$3	0.18%
Savings Accounts	2,509	3	0.48%	1,871	2	0.43%
Money Market	120,958	775	2.60%	116,644	594	2.05%
IRA’s	943	5	2.15%	844	3	1.43%
Certificates of Deposit<$100,000	19,312	147	3.09%	5,481	24	1.76%
Certificates of Deposit>$100,000	26,234	179	2.77%	24,205	128	2.13%
Total Interest Bearing Deposits	176,020	1,111	2.56%	155,826	754	1.95%
Borrowed Funds:
Total Borrowed Funds	16,783	105	2.54%	4,063	63	6.24%
Total Interest Bearing Liabilities	192,803	1,216	2.56%	159,889	817	2.06%
Demand Deposits	31,281			24,866
Other Liabilities	773			407
Shareholders’ Equity	27,426			15,009
Total Liabilities and Shareholders’ Equity	$252,283			$200,171

Interest Rate Spread (d)			3.10%			2.46%

Interest Income/Earning Assets			5.66%			4.52%
Interest Expense/Earning Assets			2.05%			1.73%
Net Interest Income and Margin (g)		$2,150	3.61%		$1,322	2.79%

(a)  Average balances are obtained from the best available daily or monthly data.

(b)  Yields are reflected on a tax equivalent basis.

(c)  Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)  Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e)  There are no non-accrual loans during the periods.

(f)  Annualized.

(g)  Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 2 - Changes in Net Interest Income

The following table presents certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) changes in rate/volume (Change in rate multiplied by change in volume)

	For the Quarter Ended March 31,
	2005 vs. 2004
	Increase (Decrease) Due to
			Rate and	Total
	Volume	Rate	Volume (1)	Change
		(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$(28)	$56	$(36)	$(8)
Securities	(110)	6	(7)	(111)
Equity	20	(2)	(16)	2
Total Investment Income	(118)	60	(59)	(117)

Loans:
Commerical	15	30	1	46
Real Estate	946	62	55	1,063
Consumer	30	4	4	38
Security Lines	38	22	14	74
SBA Loans Purchased	63	45	15	123
Other	—	—	—	—
Total Loan Income	1,092	163	89	1,344

Total Interest Income	974	223	30	1,227

Interest Expense
Interest Bearing Deposits:
Now Accounts	—	(1)	—	(1)
Savings	1	—	—	1
Money market	22	158	1	181
IRA’s	—	1	1	2
Certificates of deposit<$100,000	60	18	45	123
Certificates of deposit>$100,000	11	38	2	51
Total interest-bearing deposits	94	214	49	357

Borrowed Funds	196	(37)	(117)	42

Total interest expense	290	177	(68)	399

Net Interest Income	$684	$46	$98	$828

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended March 31,
	2005	% of Total	2004	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$46	31.51%	$28	18.06%
Other service charges, commissions and fees	38	26.03%	38	24.52%
Pre-underwriting fees	17	11.64%	56	36.13%
Unrealized gains on trading securities	7	4.79%	—	0.00%
Gain/(loss) on sale of securities	38	26.03%	33	21.29%
Total non-interest income	146	100.00%	155	100.00%

As a percent of average earning assets		0.25%		0.33%

Other Operating Expense:

Salaries and employee benefits	795	41.72%	604	48.24%
Occupancy costs	385	20.20%	254	20.29%
Advertising and marketing costs	72	3.78%	47	3.75%
Data processing costs	230	12.07%	82	6.55%
Deposit services costs	55	2.89%	43	3.43%
Loan servicing costs	1	0.04%	4	0.32%
Provision for undisbursed loan commitments	57	2.99%	24	1.92%
Telephone and data communications	32	1.68%	34	2.72%
Postage	10	0.52%	15	1.20%
Legal and accounting	84	4.41%	108	8.63%
Other professional services	89	4.67%	18	1.44%
Stationery and supplies	26	1.36%	16	1.28%
Other	69	3.67%	3	0.24%
Total non-interest expense	$1,905	100.00%	$1,252	100.00%

As a percentage of average earning assets		3.21%		2.64%
Net non-interest income as a percentage of average earning assets		2.96%		2.31%

Efficiency ratio (a)		84.35%		86.72%

(a)  Represents non-interest expenses as a percentage of net interest income and non-interest income excluding securities gains and losses.

Table 4 - Securities Available for Sale,  Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	March 31,		December 31,
	2005		2004
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
		(Dollars in thousands)
Available for Sale

US Gov’t agencies	$14,858	$14,298	$14,493	$14,151
SBA Loan Pools	—	—	—	—
Corporate bonds	561	553	910	902
State & political subdivisions	500	482	500	487
Subtotal, Available for Sale	$15,919	$15,333	$15,903	$15,540

Held to Maturity

US Treasury and Government Agency Securities	$7,227	$7,051	$7,984	$7,917
Mortgage-backed securities	41,338	40,489	44,095	43,680
Corporate bonds	1,280	1,335	1,279	1,365
State & political subdivisions	226	254	230	265
Subtotal, Held to Maturity	$50,071	$49,129	$53,588	$53,227

Fair value as a% of amortized cost of Held to Maturity Securities		98.1%		99.3%

Trading Securities
Equity Investments	975	1,099	970	1,088

Total Securities	$66,965	$65,561	$70,461	$69,855

Table 5 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of March 31, 2005.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
					More Than 5		More Than
	Less than 1 Year		1 to 5 Years		to 10 Years		10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$—	—	$9,762	2.68%	$4,169	4.40%	$—	—	$13,931	3.19%
Mortgage-backed Securities	—	—	100	2.03%	—	—	267	2.74%	367	2.55%
State & Political subdivisions	—	—	482	2.57%	—	—	—	—	482	2.57%
Corporate Bonds	—	—	27	4.55%	35	4.62%	491	5.04%	553	4.99%
Total Available for Sale Securities	$—	—	$10,371		$4,204		$758		$15,333	3.22%

Held to Maturity Securities

US Government Agencies	$—	—	$7,227	3.05%	$—	—	$—	-	$7,227	3.05%
Mortgage-backed Securities	—	—	541	2.96%	5,871	3.54%	34,926	3.67%	41,338	3.64%
State & Political subdivisions	—	—	—	-	226	6.00%	—	-	226	6.00%
Corporate Bonds	—	—	1,280	6.44%	—	—	—	—	1,280	6.44%
Total Held to Maturity Securities	$—		$9,048		$6,097		$34,926		$50,071	3.64%

Total Investment Securities	$—		$19,419		$10,301		$35,684		$65,404	3.54%

Table 6 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of
	March 31,		December 31,
	2005		2004
		% of		% of
	Amount	Loans	Amount	Loans
		(Dollars in thousands)

Commercial and Industrial	$15,880	9.15%	$14,732	9.17%
Real Estate:
Commercial	72,552	41.80%	69,228	43.08%
Residential	11,390	6.56%	9,877	6.15%
Construction and Land Development	42,691	24.59%	33,407	20.79%
Total Real Estate	126,633	72.95%	112,512	70.01%

SBA / USDA Loans	21,618	12.45%	21,831	13.58%
Consumer loans	9,459	5.45%	11,633	7.24%
Gross Loans	173,590	100.00%	160,708	100.00%

Less:
Allowance for Loan Losses	1,800		1,586
Net Unearned Loan Fees/Costs	843		597
Net Loans	$170,947		$158,525

Table 7 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

For the Quarters Ended
	March 31,	March 31,
	2004	2004
(Dollars in thousands)

Allowance at the beginning of the period	$1,586	$822

Charge-offs:
Agricultural	—	—
Commercial & industrial loans	—	—
USDA/SBA	—	—
Real estate loans	—	—
Consumer loans	—	—
Total Loans Charged-Off	—	—

Recoveries:
Agricultural	—	—
Commercial & industrial loans	—	—
USDA/SBA	—	—
Real estate loans	—	—
Consumer loans	—	—
Total Loans Recovered	—	—

Net loan charge offs	—	—

Provision charged to expense	214	220

Balance	$1,800	$1,042

Average gross loans outstanding during period	$165,040	$94,602
Gross loans outstanding at end of period	$173,590	$108,719

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	1.04%	0.96%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a

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

	As of March 31,		As of December 31,
	2005		2004
		% Total		% Total
	Amount	Loans(1)	Amount	Loans(1)
		(Dollars in thousands)

Commercial and Industrial	$284	9.15%	$266	9.17%
Real Estate:
Commercial	743	41.80%	654	43.08%
Residential	58	6.56%	74	6.15%
Construction and Land Development	523	24.59%	391	20.79%
Total Real Estate	1,324	72.95%	1,119	70.01%

SBA / USDA/ Govt Gtd Loans	17	12.45%	6	13.58%
Consumer loans	173	5.45%	191	7.24%
Unallocated	2	0.00%	4	0.00%
	$1,800	100.00%	$1,586	100.00%

(1) Represents percentage of loans in category to total loans.

Table 9 - Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on our net interest incomeover a 12 month period following March 31, 2005 in the event of a ramping up or down in the indicated market interest rates.

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 200 basis points	$541	0.21%
Up 100 basis points	$286	0.11%
Down 100 basis points	$(425)	-0.17%
Down 200 basis points	$(1,230)	-0.49%

Table 10 - Capital Adequacy - Risk-based Ratios

					Minimum to be Well Capitalized
			Minimum Capital
					Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
March 31, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$29,448	16.13%	$14,605	8.00%	NA	NA
Nevada Security Bank	$26,473	14.68%	$14,427	8.00%	$18,034	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,430	15.03%	$7,303	4.00%	NA	NA
Nevada Security Bank	$24,455	13.56%	$7,213	4.00%	10,820	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,430	9.93%	$11,055	4.00%	NA	NA
Nevada Security Bank	$24,455	9.82%	$9,957	4.00%	$14,936	5.00%

December 31, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,978	17.26%	$13,434	8.00%	NA	NA
Nevada Security Bank	$25,940	15.60%	$13,303	8.00%	$16,629	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,321	16.22%	$6,717	4.00%	NA	NA
Nevada Security Bank	$24,193	14.55%	$6,652	4.00%	9,978	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,321	11.01%	$9,893	4.00%	NA	NA
Nevada Security Bank	$24,193	9.91%	$9,768	4.00%	$12,211	5.00%

Table 11 -QUARTERLY DATA (UNAUDITED)

	2005	2004				2003
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$3,366	$3,256	$2,683	$2,458	$2,139	$1,735	$1,396	$1,143	$976
Interest Expense	1,216	1,080	947	825	817	598	533	413	349
Net interest income	2,150	2,176	1,736	1,633	1,322	1,137	863	730	627

Provision for Loan Losses	214	167	207	170	220	55	95	362	90
Net interest income after Provision for Loan Losses	1,936	2,009	1,529	1,463	1,102	1,082	768	368	537

Non-interest income	146	98	45	122	155	195	126	243	329
Non-interest expenses	1,905	1,775	1,716	1,499	1,252	1,187	1,110	993	923

Net Income (Loss)	$177	$332	$(142)	$86	$5	$90	$(216)	$(382)	$(57)

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	(225)	(117)	1,005	(1,409)	419	68	(352)	113	(406)

Comprehensive Income (Loss)	$(48)	$215	$863	$(1,323)	$424	$158	$(568)	$(269)	$(463)

Earnings per common share:
Basic	$0.06	$0.11	$(0.05)	$0.03	$0.00	$0.06	$(0.15)	$(0.27)	$(0.04)
Diluted	$0.06	$0.11	$(0.05)	$0.03	$0.00	$0.06	$(0.15)	$(0.27)	$(0.04)

THE BANK HOLDINGS AND SUBSIDIARY

Item 3.

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

While the Company’s assessment of the effectiveness of its internal control over financial reporting is not complete, a material weakness, as defined in standards established by the Public Company Accounting Oversight Board, was identified during 2004.  The identified material weakness consists of IT system administration wherein the CFO serves as the IT administrator.  In general this function should be segregated from other tasks involving financial recording and other financial responsibilities.  At the current time all system administration functions are performed by contracted IT professionals under the guidance of the CFO.  As a result, the Company believes that an adequate segregation of duties prevents material misstatements of annual or interim financial statements.  However, the Company intends to staff an internal IT professional and remove the responsibility from the CFO during the second quarter of 2005

Changes in Internal Controls

There were no substantive changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the end of the period covered by this report.

Part II — Other Information

Item 1.  Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

—   None

Item 3.  Defaults Upon Senior Securities

—   None

Item 4.  Submission of Matters to a Vote of Security Holders

—           None

Item 5.  Other Information

—           None

Item 6.  Exhibits

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

THE BANK HOLDINGS

Date: May 13, 2005	by:	/s/ Harold G. Giomi

Harold G. Giomi
Chief Executive Officer

Date: May 13, 2005	by:	/s/ Jack B. Buchold

Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)