Form 10QSB
period 2005-06-30
BANK HOLDINGS
filed 2005-08-08
CIK 1234383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Common stock, $0.01 par value, 2,973,330 shares outstanding as of August 10, 2005

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
Item 6. Exhibits

Signatures
EXHIBITS

PART I – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$4,899	$4,737
Liquid money market funds	467	625
Federal funds sold	3,595	—
Cash and cash equivalents	8,961	5,362
Securities available for sale	15,664	15,540
Securities held to maturity	46,959	53,588
Securities - trading	1,128	1,088
Other equity securities, at cost	1,762	1,734
Loans, gross	201,850	160,708
Allowance for loan losses	(1,986)	(1,586)
Deferred loan fees, net	(985)	(597)
Loans, net	198,879	158,525
Premises and equipment, net	3,057	3,023
Bank Owned Life Insurance	6,000	6,000
Intangible asset	500	500
Other assets	1,634	1,482
TOTAL ASSETS	$284,544	$246,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$34,319	$33,359
Interest bearing demand	7,224	6,133
Savings	2,510	2,682
Money Market	111,966	113,163
IRA’s	1,104	878
Time deposits < $100,000	37,846	6,604
Time deposits > $100,000	32,798	25,522
Total deposits	227,767	188,341
Other borrowed funds	28,000	30,500
Accrued expenses and other liabilities	870	625
Total Liabilities	256,637	219,466

Commitments and contingencies (Notes 1 and 8)

Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 2,973,330 issued and outstanding as of June 30, 2005 and 2,972,330 as of December 31, 2004	30	30
Surplus	30,364	30,326
Accumulated deficit	(2,165)	(2,617)
Accumulated other comprehensive income/(loss)	(322)	(363)
Total shareholders’ equity	27,907	27,376
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$284,544	$246,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	For the Three Month Period		For the Six Month Period
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Interest income:
Federal funds sold and other	$36	$11	$72	$55
Debt securities, taxable	542	791	1,132	1,492
Dividends	35	4	40	7
Loans, including fees	3,251	1,652	5,986	3,043
Total interest and dividend income	3,864	2,458	7,230	4,597

Interest expense:
Deposits	1,377	793	2,488	1,547
Other borrowed funds	156	32	261	95
Total interest expense	1,533	825	2,749	1,642

Net interest income	2,331	1,633	4,481	2,955

Provision for loan losses	186	170	400	390
Net interest income, after provision for loan losses	2,145	1,463	4,081	2,565

Non-interest income:
Service charges on deposit accounts	53	33	99	61
Other service charges, commissions and fees	48	30	86	68
Pre-underwriting fees	8	83	25	139
Unrealized loss on trading securities	(10)	—	(3)	—
Realized (loss)/gain on sale of investments, net	(2)	(24)	36	9
Total non-interest income	97	122	243	277

Non-interest expense:
Salaries and employee benefits	797	666	1,592	1,270
Occupancy and equipment	368	290	753	544
Data processing	214	76	444	158
Deposit servicing costs	66	49	121	92
Accounting, legal and tax	139	78	223	186
Other professional services	89	103	178	121
Telephone and data communications	40	31	72	65
Other	254	206	489	315
Total non-interest expense	1,967	1,499	3,872	2,751

NET INCOME	$275	$86	$452	$91

Other comprehensive income/(loss), unrealized gain/(loss) on securities available for sale	$266	$(1,409)	$41	$(990)
Comprehensive Income/(Loss)	$541	$(1,323)	$493	$(899)

Net earnings per share:
Basic	0.09	0.03	0.15	0.04
Diluted	0.09	0.03	0.14	0.04

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	For the Six Months Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net Income	$452	$91
Adjustments to reconcile net income to cash
Provided by (used in) operating activities:
Provision for loan losses	400	390
Stock option compensation expense	28	—
Net amortization of securities	212	435
Depreciation	223	201
Unrealized losses on trading securities	3	—
Activity in equity securities held for trading, net	(40)	—
Realized gain on sales of investments, net	(36)	(9)
Net change in:
Other assets and liabilities, net	93	(141)
Net cash provided by operating activities	1,335	967

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	71	27,431
Purchases	(167)	(41,399)
Activity in securities held to maturity:
Proceeds from maturities, prepayments and calls	6,427	14,435
Purchases	—	(31,978)
Activity in equity securities, net	28	(604)
Loan originations and principal collections, net	(40,754)	(36,802)
Purchases of premises and equipment	(277)	(734)
Net cash used in investing activities	(34,672)	(69,651)

Cash flows from financing activities:
Net increase in deposits	39,426	47,418
Activity in other borrowed funds, net	(2,500)	10,875
Net proceeds from issuance of common stock	10	16,141
Net cash provided by financing activities	36,936	74,434

Net change in cash and cash equivalents	3,599	5,750

Cash and cash equivalents at beginning of the period	5,362	5,960
Cash and cash equivalents at end of the period	$8,961	$11,710

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS

Notes to Unaudited Consolidated Financial Statements

June 30, 2005

NOTE – 1 THE BUSINESS OF THE BANK HOLDINGS

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (“the Bank”).  The Bank has four branches. There are two offices in Reno, one at Lake Tahoe in Incline Village, Nevada and one in Roseville, California.  The Mae Anne branch was opened on October 11, 2004 in the growing northwest region of Reno.  The Roseville branch, which is operated as Silverado Bank, was opened on March 18, 2005.  In addition, this branch also focuses on government guaranteed loans through the Small Business Administration, or SBA.

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

NOTE 2 – BASIS OF PRESENTATION

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, demand amounts due from banks (including cash items in the process of collection), liquid money market funds and federal funds sold.  Cash flows from loans, deposits, and proceeds from issuance of common stock are reported net.

The Company maintains funds on account with other institutions which, at times, may exceed federally insured limits.  A significant concentration exists with relation to deposits held at Pacific Coast Bankers’ Bank, the Bank’s primary correspondent bank.  The Company has not experienced any losses on such accounts.

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At June 30, 2005 and December 31, 2004 these reserve balances required amounted to approximately $830,000 and $855,000, respectively.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the estimated life of the securities.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Trading Account & Derivative Financial Instruments

The Company’s “trading account” consists of specific equity investments that are carried at market value and are separately reported in Table 4, “Securities.”  Unrealized gains and losses are included in earnings as non-interest income.

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

A classified loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent date or sooner if management determines the loan is impaired.  Personal loans would be typically charged off when they are 180 days delinquent.

All interest accrued but not collected for loans that are placed on non-accrual is reversed against interest income unless the credit is well secured and in the process of collection.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement that both entitles and obligates the Company to repurchase them before their maturity.

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

Other Equity Securities

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of our outstanding home loans or 5% of advances from the FHLB.  The recorded amount of the FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.  The Company also has an investment in Pacific Coast Bankers’ Bancshares (PCBB) the parent of its correspondent bank, to facilitate transactions between the two companies.

Pre-underwriting fees

The Company has agreements with third parties under which the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party. These activities are conducted by Silverado Bank, located in the Roseville, California branch office.  The Company would be required to refund any fee paid, in the event of delinquency, default, or early payoff during the first six months of the loan term.  Management records a liability equal to 100% of the fee at the date the fee is received, less any commissions, fees or incentives paid to individuals involved in the transaction.  This liability is reduced ratably over the six month contingency period.

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

Reclassification

Various reclassifications have been made in the prior periods in order to be consistent with the presentation as of June 30, 2005.  Further, certain captions have had minor revisions to more accurately reflect activities of the Company.  There was no change to previously reported stockholders’ equity or net income.

NOTE 3 – SHAREHOLDERS’ EQUITY

During the three months ended June 30, 2005, the Company issued 1,000 shares of its $.01 par value common stock under a founder’s stock option agreement.  Gross proceeds amounted to $10 thousand; there were no incremental costs of issuance.

NOTE 4 – STOCK COMPENSATION PLAN

Stock Compensation Plan

At December 31, 2004, the Company had a stock-based employee compensation plan, which is more fully described in NOTE 12 of The Company’s Annual Report on Form 10KSB.  The Company accounts for the plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, prior to the third quarter of 2004, no stock-based employee compensation cost had been reflected in the statement of operations, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the grant date.  During 2004, the Company granted options to certain individuals under the Amended 2002 Stock Option Plan (the “Plan”) which was approved at the 2004 Annual Meeting of Shareholders.  Such Plan provides for stock option grants at fair market value determined by a number of methods.  Due to the lack of an active trading market in the Company’s common stock, its limited number of shares exchanged daily, as well as substantial price volatility, it was determined that using a thirty (30) day average market closing price would be the most representative of the common stock’s fair market value.  Accordingly, the Company has recognized the difference between the market price on the date of the grant and the average lower closing market price for the thirty (30) days preceding the grant date as compensation which has been reflected in the statement of operations.  For certain of the options granted during 2004, the thirty day average closing market price was greater than the market price on that day.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.  The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to such outstanding and unvested awards granted.

	For the Quarter Ending		For the Six Months Ending
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net Income:
As reported	$275	$86	$452	$91
Add: Stock-based employee compensation expense included in reported net income	14	—	28	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	124	34	248	59

Pro-forma net income	$165	$52	$232	$32

Earnings per share
As reported
Basic	$0.09	$0.03	$0.15	$0.04
Diluted	$0.09	$0.03	$0.14	$0.04
Pro forma
Basic	$0.06	$0.02	$0.08	$0.01
Diluted	$0.05	$0.02	$0.07	$0.01

NOTE 5 – COMPREHENSIVE INCOME/(LOSS)

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

The components of other comprehensive income/(loss) are as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net Income	$275	$86	$452	$91
Unrealized holding gains/(losses) on available-for-sale securities	264	(1,433)	77	(981)
Less: reclassification adjustment for losses/(gains) realized in net income	2	24	(36)	(9)
Net unrealized holding gains/(losses)	266	(1,409)	41	(990)
Comprehensive income/(loss)	$541	$(1,323)	$493	$(899)

NOTE 6 – EARNINGS  PER SHARE

Income per share for all periods presented in the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of June 30, 2005 totaled 455,800 and there were 310,500 warrants outstanding on the same date. Warrants will only be exercisable during the sixty day period beginning March 23, 2006.  At the conclusion of that exercise period, unexercised warrants will expire.  The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Quarter Ending		For the Six Months Ending
	June 30,		June 30,
	2005	2004	2005	2004

Average number of common shares outstanding	2,972,484	2,959,815	2,972,407	2,268,175
Effect of dilutive options	117,141	77,537	132,317	48,881
Effect of dilutive warrants	119,119	—	127,694	—
Average number of common shares outstanding used to calculate diluted earnings per common share	3,208,744	3,037,352	3,232,418	2,317,056

Net income	$275	$86	$452	$91
Basic net income per share	$0.09	$0.03	$0.15	$0.04
Diluted net income per share	$0.09	$0.03	$0.14	$0.04

NOTE 7 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $5.2 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There were no balances outstanding under these agreements at June 30, 2005, and December 31, 2004.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  There were overnight advances of $28 million and $30.5 million outstanding as of June 30, 2005, and December 31, 2004, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk made in the normal course of business to meet the financing needs of its customers.  These financial instruments may include commitments to extend credit, and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments.  The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.  A summary of the contracted amount of the Company’s exposure to off-balance sheet risk as of June 30, 2005 and December 31, 2004 is as follows:

	Contract Amount
	June 30,	December 31,
	2005	2004
	(Dollars in thousands)

Commitments to extend credit, including unsecured commitments of $15.0 million and $13.3 million	$66,762	$49,580
Unsecured consumer lines of credit	1,509	1,632
Standby letters of credit	460	310
	$68,731	$51,522

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

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party.  These letters-of-credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit have expiration dates within one year.  The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.

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

As of June 30, 2005 there were commitment fee obligations of less than $1,000, for the $460,000 Standby Letters of Credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern Nevada.  At June 30, 2005 and December 31, 2004, real estate loans accounted for approximately 75% and 70%, respectively, of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take.  In addition, approximately 4% of total loans are unsecured.  The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the areas the Company serves.  The Company’s goal is to maintain a high quality diversified loan portfolio which presupposes that a great number of loans will be well collateralized and supported by cash flows.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

On November 25, 2003, FASB’s Emerging Issues Task Force (EITF) ratified a consensus decision on new disclosure requirements related to unrealized losses on investment securities applicable to fiscal years ending after December 15, 2003 requiring institutions covered by FAS 115 to include said disclosure in 2003 annual reports.  Unrealized losses on investment securities must be summarized in table format, distinguishing between securities in a continuous unrealized loss position for 12 months or more and securities in a continuous unrealized loss position for 12 months or less, including aggregate unrealized losses of securities whose fair values are below book values as of the reporting date and the aggregate fair value of securities whose fair values are below book values as of the reporting date.  Additional information recommended for inclusion in narrative form includes the nature of the investment, the cause(s) of impairment(s), the number of investment positions that are in an unrealized loss position, and the severity and duration of impairment(s).  Subsequently the March 17-18, 2004 EITF meeting provided further guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods after June 15, 2004.  However, the guidance contained in paragraphs 10 – 20 has been delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10 – 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” posted September 30, 2004.  The delay of the effective date for paragraphs 10 – 20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.”  The disclosures continue to be effective in annual financial statements for fiscal years ending after December 31, 2003, for investments accounted for under Statements 115 and 124.

On June 29, 2005 the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1a as final (the FASB plans to retitle this FASB Staff Position as FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”).  The final FSP will supersede EITF Issue No. 03-1 and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.”  The FASB decided that FASB FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

In May 2005, FASB published FASB Statement No. 154 Accounting Changes and Error Corrections, FAS 154.  This statement replaces APB Opinion No. 20 Accounting Changes and FASB statement No. 3 Reporting Accounting Changes in Interim Financial Statements.  This statement applies to all voluntary changes in accounting principle and to all changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of the change in accounting principle should be recognized in the period of the accounting change.  Changes in depreciation, amortization, or depletion methods for long-lived, non-financial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle.

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

The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them, our future compensation strategy.   The pro forma compensation costs presented in this document and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

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

The Commission extended the original Section 404 compliance dates for all issuers in February 2004.  Under the latest extension,  a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its second fiscal year ending on or after July 15, 2006.  This is a one-year extension from the previously established July 15, 2005 compliance date for non-accelerated filers.  The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.

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

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the six months ended June 30, 2005 and 2004, cash paid for interest expense on interest bearing liabilities was $2.6 million and $1.6 million, respectively.  The Company paid $1,600 in state taxes during the period ending June 30, 2005 due to multi-state operations, while there was no cash paid for income taxes during the same period ended June 30, 2004.  There was no real estate acquired in the settlement of loans for the six month periods ending June 30, 2005 or 2004.

Summary Selected Unaudited Consolidated Financial Data

	YTD Period Ending June 30,		Year Ended
	2005	2004	December 31, 2004
	(Dollars in thousands, except per share data )
Condensed Income Statement
Interest Income	7,230	4,597	10,536
Interest Expense	2,749	1,642	3,669
Net Interest Income	4,481	2,955	6,867
Provision for Loan Losses	400	390	764
Non-interest income	243	277	420
Non-interest expense	3,872	2,751	6,242
Provision for income taxes (1)	—	—	—
Net Income (Loss)	452	91	281

Period End Data
Assets	284,544	239,742	246,842
Loans, gross	201,850	119,656	160,708
Securities	62,623	104,857	69,128
Deposits	227,767	196,165	188,341
Other borrowed funds	28,000	17,000	30,500
Shareholders’ Equity	27,907	26,096	27,376

Average Balance Sheet
Assets	263,197	216,505	233,439
Loans, gross	176,424	104,563	122,454
Securities	65,742	93,565	90,242
Deposits	216,196	189,168	199,305
Shareholders’ Equity	27,494	19,144	23,090

Asset Quality
Non-performing assets (2)	—	—	—
Allowance for loan loss	1,986	1,212	1,586
Net charge-offs	—	—	—
Non-performing assets to total assets	—	—	—
Allowance for loan losses to loans	0.98%	1.01%	0.99%
Net Charge-offs to average loans	—	—	—

Per Common Share (4)
Basic income per share	0.15	0.04	0.11
Diluted income per share	0.14	0.04	0.10
Book value per share	9.39	8.81	9.21
Period end common shares outstanding	2,973,330	2,960,430	2,972,330
Average shares outstanding - basic	2,972,407	2,268,175	2,615,991
Average shares outstanding - diluted	3,232,418	2,317,056	2,703,798
Financial Ratios (4)
Return on average assets	0.35%	0.08%	0.12%
Return on average equity	3.32%	0.96%	1.22%
Net interest margin (3)	3.60%	2.86%	3.12%
Tier 1 leverage capital ratio	10.14%	11.38%	11.01%

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable charge-offs on loans deemed to be uncollectible based on continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $2.0 million and $1.2 million at June 30, 2005 and 2004, respectively. The provision for loan losses amounted to $400,000 and $390,000 for the six months ending June 30, 2005 and 2004, respectively.

For the commercial, real estate, and consumer loan portfolios, we evaluate specific loan status reports on all loans, including certain loans which may have been classified as impaired.  On an ongoing basis an independent loan review function reviews all new loans as well as “watch” and any classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on any remaining loans are based on pools of similar loans using a combination of historical loss experience from the Bank and its peers.

The government guaranteed SBA/USDA loan portfolio which was purchased during late 2003 and early 2004 to enhance the Bank’s yield on earning assets and to assist in asset liability planning, has no inherent credit quality issues, however, the Company has set aside a nominal allowance for these loans in an abundance of caution.  This portfolio does have prepayment risk, however, and early write-off of the premiums paid would be adjusted into interest income as appropriate under GAAP, should prepayments on these loans occur.

During the first six months of 2005, the Company further refined its selection and analysis of peer data, and more extensively evaluated local and regional economic conditions.  These analyses have found a very low incidence of problem credits within strengthening northern Nevada and northern California economies, supported by significant gains in population, employment, and personal income.  This has allowed the Company to be more precise in its calculation of the loan loss provision for the periods under review.  Table 8 sets forth the allocation of the allowance for loan losses as of June 30, 2005, and December 31, 2004.

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

At the current time, the Company has a tax loss carry forward on a consolidated basis, and therefore no federal tax accrual or expense has been recorded for any of the periods reported within the body of this report, and the tax equivalent information is not pertinent.  California Franchise Taxes of $1,600 were paid during 2005 for 2004 operations and this amount is not anticipated to increase during the balance of the year.

SUMMARY

Quarterly Analysis

Annualized second quarter asset growth was 44% and loan growth for the quarter ending June 30, 2005 was 65% on an annualized basis.  The Company earned $275,000 or $0.09 per share, for the quarter ending June 30, 2005, as compared to $86,000 and $0.03 per share for the same period during 2004.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 4.00% and 0.40%, respectively, for the quarter ended June 30, 2005 and were 1.29% and 0.15%, respectively, for the comparable period of the previous year.

The strong improvement in results of operations for the quarterly period ended June 30, 2005 when compared to the results of the comparable 2004 period, are due to increases in leverage that the Company continues to experience, exhibited in volumes held of interest earning assets, primarily loans, and interest bearing liabilities.  Second quarter average gross loans increased approximately $73.2 million or 63.9% when comparing June 30, 2005 to the same period in 2004.  Average total assets for the second quarter increased approximately $38.1 million or 16.1% when comparing June 30, 2005 to June 30, 2004.

Net interest income before provision for loan losses increased by $698,000 or 42.7% over the second quarter of last year and was attributable to the volume increase in earning assets and an increase of 1.64% in the Company’s gross yield on earning assets.

Non-interest income (excluding security gains and losses) was $99,000 and $146,000 for the quarters ended June 30, 2005 and 2004, respectively, a 32.2% decrease.  This decrease was primarily attributable to the reduction in SBA pre-underwriting income to $8,000 for the quarter ending June 30, 2005, versus $83,000 during the second quarter of 2004.  During this year the Company has not been as active in the SBA loan production market as it was during prior periods.  Non-interest expenses totaled $1.967 million and $1.499 million for the quarters ended June 30, 2005 and 2004, respectively, an increase of 31.2%.

The efficiency ratio was 81.0% in the second quarter of 2005 as compared to 84.3% in the comparable quarter last year.  As the Company continues to grow and increase its non-interest income it is expected that this ratio will continue to decrease, however, as the Bank has added two additional full service branch offices over the past year, it is unlikely that such a ratio will be greatly reduced in the near term.  Generally speaking, costs outpace asset growth during the early period of branch expansion activity, reflecting branch start-up costs which are absorbed later by branch growth.  For a description of the methodology used to calculate the efficiency ratio, please see Note (a) to Table 3.

Average balances and rates are provided in Table 1.

YTD Analysis

Annualized first half asset growth was 31%.  Gross loan growth for the YTD period ending June 30, 2005 was 51% on an annualized basis.  The Company earned $452,000 or $0.15 per basic share, for the six month period ending June 30, 2005, as compared to $91,000 and $0.04 per basic share for the same period during 2004.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 3.32% and 0.35%, respectively, for the six months ended June 30, 2005 and were 0.96% and 0.08%, respectively, for the comparable period last year.

The strong improvement in results of operations for the six months ended June 30, 2005 when compared to the results of the comparable 2004 period, are due to increased leverage comprised of increases in volumes held of interest earning assets, primarily loans, and interest bearing liabilities.  Gross loans increased approximately $82.2 million or 68.7% when comparing the six months ended on June 30, 2005 to the same period in 2004.  Asset growth for the year increased approximately $44.8 million or 18.7% when comparing June 30, 2005 to June 30, 2004.

YTD net interest income before provision for loan losses increased by $1.5 million or 51.6% over the same period of last year and was attributable to the volume increase in earning assets and an seventy-four basis point increase in the Company’s net interest margin.

YTD non-interest income (excluding realized security gains and losses) was $207,000 and $268,000 for the six months ended June 30, 2005 and 2004, respectively, a 22.8% decrease.  This decrease was primarily attributable to the SBA pre-underwriting income of $25,000 for the six month period ending June 30, 2005, versus $139,000 during the same period of 2004.  During this year the Company has not been as active in the SBA loan market as it was during prior periods.  Non-interest expenses totaled $3.9 million and $2.8 million for the six month period ended June 30, 2005 and 2004, respectively, an increase of 40.7%.

The efficiency ratio was 82.6% in the first six month period of 2005 as compared to 85.4% in the comparable period last year.  As the Company continues to grow and increase its non-interest income it is expected that this ratio will continue to decrease, however, as the Bank has added two additional full service branch offices over the past year, it is unlikely that such a ratio will be greatly reduced in the near term.  Generally speaking, costs outpace asset growth during the early period of branch expansion activity, reflecting branch start-up costs which are absorbed later by branch growth.  For a description of the methodology used to calculate the efficiency ratio, please see Note (a) to Table 3.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to be our largest source of income.  Net interest income for the six months ended June 30, 2005 was approximately 62% of gross interest income, as compared with approximately 64% for the same period in 2004.  Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Quarterly Analysis

Net interest income for the second quarter of 2005 was $2.331 million, an increase of $698,000 or 42.7% compared to the second quarter of 2004.  This increase was primarily due to the increases in the volume of interest earning assets and interest bearing liabilities.  Average earning assets increased $34.8 million or 15.5% for the three months ended June 30, 2005 compared to the same period in the prior year, while average gross loans increased by $73.2 million or 63.9% over the same period. Average gross loans comprised 72.2% and 50.9% percent of average earning assets for the quarters ended June 30, 2005 and 2004, respectively.

Continued quality loan growth has been the mantra of the Bank over the past year.  Although we have seen substantial gains in loan volumes over prior periods, we have had few delinquencies and no loan losses to date.  These increased loan volumes have been supported by investment portfolio payments, additional deposit growth, and borrowed funds including brokered certificates of deposit.  Based on the relative volumes of each of these funding sources, it is anticipated that the Company’s net interest margin will continue to be enhanced as we move through the rest of 2005.

Table 1 sets forth, for the periods indicated, information regarding, (i) the total dollar amount of interest income from interest earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin (net interest income divided by average interest-earning assets).  Average balances are based on average daily balances during the indicated periods and rates are annualized based on the number of days in the period subject to review, and the number of days in the year.

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 3.64% from 2.92% during the three months ended June 30, 2005 as compared to the same period in 2004, respectively, an increase of 72 basis points or 24.7%.

The substantial increase in the Company’s net interest margin is as a result of two primary factors. Of lesser importance is the rate variance between periods, which is noted in Table 2, “Changes in Net Interest Income.”  Of far greater importance is the positive variance in loan volumes over prior periods.  The magnitude of the $73 million change in average loan volumes between the quarters ended June 30,

2005 and 2004 resulted in a positive $698,000 change in the Company’s net interest income, as noted in Table 2.

YTD Analysis

Net interest income for the first half of 2005 was $4.481 million, an increase of $1.526 million or 51.6% compared to the same period of 2004.  This increase was primarily due to the increases in the volume of interest earning assets and interest bearing liabilities.  Average earning assets increased $42.8 million or 20.6% for the six months ended June 30, 2005 compared to the same period in the prior year. Average loans increased by $71.9 million or 68.7% compared to the same period in 2004 primarily due to internal growth. Average gross loans as a percent of average earning assets was 70.4% and 50.3% for the year to date period ended June 30, 2005 and 2004, respectively.

Table 1 sets forth, for the periods indicated, information regarding, (i) the total dollar amount of interest income from interest earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin (net interest income divided by average interest-earning assets).  Average balances are based on average daily balances during the indicated periods and rates are annualized based on the number of days in the period subject to review, and the number of days in the year.

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 3.60% from 2.86% during the six months ended June 30, 2005 as compared to the same period in 2004, respectively, an increase of 74 basis points or 25.9%.

The substantial increase in the Company’s net interest margin is as a result of two primary factors. Of lesser importance is the rate variance between periods, which is noted in Table 2, “Changes in Net Interest Income.”  Of far greater importance is the positive variance in loan volumes over prior periods.  The magnitude of the approximate $72 million change in average loan volumes over the six month periods reported resulted in a positive variance of $1.5 million in the Company’s net interest income, as noted in Table 2.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined to be adequate by management to absorb losses inherent in the loan portfolio.  This allowance is increased by the provision charged to income and by recoveries on loans previously charged off.  Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation.  As discussed under “Critical Accounting Policies,” we believe that the methods we utilize to determine the allowance for loan losses constitute a critical accounting policy.  Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management” there can be no assurance that we will not have to increase the amount of our provision for loan losses in future periods.  Please see Table 7.

Quarterly Analysis

We provided $186,000 and $170,000 for probable loan losses in the quarters ended June 30, 2005, and 2004, respectively.  The Company had no non-accrual loans, nor charged-off loans, at June 30, 2005 or 2004.  The Company had two 30 day past due loans as of June 30, 2005, and none during the same period for 2004.  The Company also estimates an allowance for potential losses associated with off-balance sheet commitments and standby letters of credit.  The allowance is included with other liabilities on the Company’s balance sheet and any related increases or decreases in the allowance are included in other expense.  The Company’s reserve for off-balance sheet commitments amounted to $197,000 and $131,000 at June 30, 2005 and 2004, respectively.  The provision for the off-balance sheet reserve was partially recaptured during the quarter ended June 30, 2005 as compared to the $32,000 provision for the quarter ending June 30, 2004.  The Company continues to believe that although loan quality remains high, at some point we may experience delinquencies and potential loan charge-offs.  For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

YTD Analysis

We provided $400,000 and $390,000 for probable loan losses during the six months ended June 30, 2005, and 2004, respectively.  The Company had no non-accrual loans, nor charged-off loans, at June 30, 2005 or 2004.  The Company had two 30 day past due loans as of June 30, 2005, and none during the same period for 2004.  The Company also estimates an allowance for potential losses associated with off-balance sheet commitments and standby letters of credit.  The allowance is included with other liabilities on the Company’s balance sheet and any related increases or decreases in the allowance are included in other expense.  The Company’s reserve for off-balance sheet commitments amounted to $197,000 and $131,000 at June 30, 2005 and 2004, respectively.  The provision for the off-balance sheet reserve was $36,000 and $56,000 for the six months ending June 30, 2005 and 2004, respectively.  The Company continues to believe that although loan quality remains high, at some point we may experience delinquencies and potential loan charge-offs.  For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

Non-interest Income

Quarterly Analysis

Second quarter non-interest income (excluding realized securities gains and losses) totaled $99,000, a decrease of $47,000 from the second quarter of 2004.  This decrease was primarily due to a decrease of $75,000 in pre-underwriting fees which amounted to $8,000 at June 30, 2005 versus $83,000 in the same period in 2004.  This was due to the decline in the number of underwritten SBA loans, previously discussed.  Service charge income and other service charges and fees increased to $101,000 an approximate increase of $38,000 or 60.3% over the same period in 2004.  During the second quarter of 2005 we sold $17,000 in trading equities, recognizing $2,000 in net losses.  Gains and losses from the sale of investments are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

YTD Analysis

YTD non-interest income (excluding realized securities gains and losses) totaled $207,000, a decrease of $61,000 from the same period of 2004.  This decrease was due to a decrease of $114,000 of pre-underwriting fees which amounted to $25,000 for the six months ending at June 30, 2005 versus $139,000 for the same period in 2004.  Service charge income and other service charges and fees increased to $185,000 an approximate increase of $56,000 or 43.4% over the same period in 2004.  During the first six months of 2005 we sold $181,000 in equities, recognizing $36,000 in net gains.  Gains and losses from the sale of investments are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $1.967 million and $1.499 million for the quarters ended June 30, 2005 and 2004, respectively, which represented an increase of $468,000 or 31.2%.  Expense categories that increased the most include data processing, legal and accounting, and other expenses.

Increases in non-interest expense were driven by additional staffing, the expansion of existing facilities, the addition of new facilities (primarily the Bank’s fourth branch office), and further implementation of holding company activities as well as those activities specifically referred to in data processing, and legal and accounting discussions.  The efficiency ratio was 81.0% and 84.3% for the quarters ended June 30,

2005 and 2004, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended June 30, 2005 was $797,000 an increase of $131,000 or 19.7% from the same quarter 2004.  The increase was primarily due to additional employees, with a full time equivalent (FTE) staffing level of 53 and 39 as of June 30, 2005 and 2004, respectively.  Of this increase, personnel added to support the new branch offices totaled thirteen FTE’s.  For the quarter ended June 30, 2005, such annualized costs approximated 1.23% of average earning assets, as compared to 1.19% for the same period in 2004.

Occupancy and equipment expense amounted to $368,000 for the quarter ended June 30, 2005, an increase of $78,000 or 26.9% from the same quarter in 2004, primarily due to the increase in new facilities housing the administrative and holding company offices, the closing of the loan production office, the addition of two new branch offices, and the temporary location costs associated with maintaining the CNA office in Costa Mesa, California.  For the quarter ended June 30, 2005, such annualized costs approximated 0.57% of average earning assets, as compared to 0.53% for the same period in 2004.

Data processing expenses amounted to $214,000 and $76,000 at June 30, 2005 and 2004, a $138,000 increase or 181.6% over the second quarter 2004.  This represented an increase of approximately 136% on a quarter to quarter basis as a percentage of average earning assets.  The Company has found that to keep current with best practices for service provider and LAN/WAN security, it has been necessary to devote more resources to the reconfiguration of the Bank’s IT platform and related activities.  Web pages have been replaced, systems access requirements have been strengthened, and integrated banking application releases have been managed and controlled to a greater extent than previously required.  These upgrades to operating procedures have been brought about by continuing regulatory guidance in the IT arena, Sarbanes-Oxley reviews currently underway, and the implementation of certain risk management practices by the Company’s IT professionals.  The increase was also due to the growth of staff and facilities of the Company, and the Company’s reliance on technology to achieve greater availability of customer access to banking products on a 24/7 basis.  The increases also reflect the addition of IT infrastructure required to open the new branch to handle anticipated full service branch activities and prepare for an approved but unopened branch in the Spanish Springs area of Nevada.  Costs associated with implementing web-sites, upgraded telecommunications and the implementation of an Intranet added to the additional costs during the quarter versus the same period in 2004.  In addition, the Bank’s data processor (Fidelity Information Services) released a major upgrade of the ITI software which also contributed greatly to the additional data processing costs versus those of the same period in 2004.  Annualized data processing expenses for the quarter ended June 30, 2005 represents 0.33% of average earning assets as compared to 0.14% for the same period in 2004.

Legal, accounting and tax expenses totaled $139,000 and $78,000 for the quarter ended June 30, 2005 and 2004, an increase of $61,000 or 78.2%.  This category increased by approximately 50% on a quarter to quarter basis as a percentage of average earning assets, such increase which was precipitated by the initiation of Sarbanes-Oxley Section 404 reviews, primarily at the entity and IT implementation levels.  Legal and accounting costs annualized represent 0.21% of average earning assets as of June 30, 2004 compared with 0.14% for the same period in 2004.

Other expenses amounted to $449,000 and $389,000, a $60,000 increase or 15.4% during the quarter ended June 30, 2005 as compared to 2004.  These increases are primarily due to growth of the Company, and represented a constant annualized 0.69% of average earning assets, for both quarterly periods.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

YTD Analysis

Non-interest expense was $3.872 million and $2.751 million for the six months ended June 30, 2005 and 2004, respectively, which represented an increase of $1.121 million or 40.8%.  Expense categories that increased the most on a percentage of total non-interest expense basis, include data processing expenses, accounting and legal, and other expenses.  Most of the Company’s other non-interest expense categories actually declined as a percentage of total non-interest expense over the six month periods reported.  The increases were driven by additional staffing, the expansion of existing facilities, the addition of new facilities (primarily the Bank’s third and fourth branch offices), and further implementation of holding company activities.  The efficiency ratio was 82.59% and 85.36% for the six months ended June 30, 2005 and 2004, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended June 30, 2005 was $1.592 million an increase of $322,000 or 25.4% from the same period of 2004.  The increase was primarily due to additional employees, with a full time equivalent (FTE) staffing level of 53 and 39 as of June 30, 2005 and 2004, respectively.  Of this increase, personnel added to support the new branch offices totaled thirteen FTE’s.  For the six months ended June 30, 2005, such annualized costs approximated 1.28% of average earning assets, as compared to 1.23% for the same period in 2004.

Occupancy and equipment expense amounted to $753,000 for the six months ended June 30, 2005, an increase of $209,000 or 38.4% from the same quarter in 2004, primarily due to the increase in new facilities housing the administrative and holding company offices, the closing of the loan production office, the addition of two new branch offices, and the temporary location costs associated with maintaining the CNA office in Costa Mesa, California.  For the six months ended June 30, 2005, such annualized costs approximated 0.61% of average earning assets, as compared to 0.53% for the corresponding period in 2004.

Data processing expenses amounted to $444,000 and $158,000 for the six month periods ending at June 30, 2005 and 2004, a $286,000 increase or 181.0%.  The Company has found that to keep current with best practices for service provider and LAN/WAN security, it has been necessary to devote more resources to the reconfiguration of the Bank’s IT platform and related activities.  Web pages have been replaced, systems access requirements have been strengthened, and integrated banking application releases have been managed and controlled to a greater extent than previously required.  These upgrades to operating procedures have been brought about by continuing regulatory guidance in the IT arena, Sarbanes-Oxley reviews currently underway, and the implementation of certain risk management practices by the Company’s IT professionals. The increase was also due to the growth of staff and facilities of the Company, and the Company’s reliance on technology to achieve greater availability of customer access to banking products on a 24/7 basis.  The increases also reflect the addition of IT infrastructure required to open the new branch in northwest Reno, and add infrastructure to the new California branch location to handle anticipated full service branch activities and prepare for an approved but unopened branch in the Spanish Springs area of Nevada.  Costs associated with implementing web-sites, upgraded telecommunications and the implementation of an Intranet added to the additional costs during the period versus the same period in 2004.  In addition, the Bank’s data processor (ITI) released a major upgrade of their software which also contributed greatly to the additional data processing costs versus those of the same period in 2004.  Annualized data processing expenses for the six months ended June 30, 2005 represents 0.36% of average earning assets as compared to 0.15% for the same period in 2004.

Legal, accounting and tax expenses totaled $223,000 and $186,000 at June 30, 2005 and 2004, an increase of $37,000 or 19.9%.  Legal and accounting annualized costs represented a constant 0.18% of average earning assets for the six month periods ended June 30, 2005 and 2004.

Other expenses amounted to $860,000 and $593,000, a $267,000 increase or 45.0% during the six months ended June 30, 2005 as compared to 2004.  These increases are primarily due to growth of the Company, and for this six month period ended June 30, 2005 such annualized costs represented 0.69% of average earning assets, as compared to 0.57% for the same period of 2004.

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

Comprehensive Income/(Loss)

Quarterly Analysis

Our available for sale investment portfolio had net unrealized losses of $322,000 at June 30, 2005 and $588,000 at March 31, 2005.  At June 30, 2005 the net unrealized loss represented 2.1% of securities available for sale.  Comprehensive income differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive income/(loss) reported in the financial statements is due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.

The Company’s other comprehensive income was $266,000 during the three months ended June 30, 2005 as compared to the other comprehensive loss of $1.4 million during the quarter ended June 30, 2004.  The positive change represents both a reduction of AFS investments over the two periods under review, as well as substantial temporary changes in money market conditions.  As financial rates increase over the long term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio will depreciate in value over the remainder of the year.

YTD Analysis

Our available for sale investment portfolio had net unrealized losses of $322,000 at June 30, 2005 and $363,000 at December 31, 2004.  At June 30, 2005 the net unrealized loss represented 2.1% of securities available for sale.  Comprehensive income differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the other comprehensive income/(loss) reported in the financial statements is due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.

The Company’s other comprehensive income was $41,000 during the six months ended June 30, 2005 as compared to the other comprehensive loss of $990,000 during the comparable period in 2004.  As financial rates increase over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio will depreciate in value over the remainder of the year.

FINANCIAL CONDITION

Our consolidated total assets were $285 million and $247 million at June 30, 2005 and December 31, 2004, respectively.  Total average assets were $263 million and $217 million for the six months ended June 30, 2005 and 2004, respectively.  The 21.2% change in average assets for the six month periods under review reflects the continuing growth of the Company.

Securities and Other Earning Assets

Quarterly Analysis

The securities portfolio was $62.6 million at June 30, 2005 and averaged $64.2 million during the second quarter of 2005 as compared to $104.9 million and an average of $106.6 million in the second quarter of 2004.  The securities portfolio consists primarily of mortgage-backed securities that have monthly cash flows and U.S. Government agency securities.  The average yield on investments was 3.44% for the quarter ended June 30, 2005 and 2.93% for the quarter ended June 30, 2004.  Securities available for sale had a net unrealized loss of $322,000 at June 30, 2005 as compared to the net unrealized loss of $363,000 at December 31, 2004.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income,”  Please refer to Note 5 of the Notes to Consolidated Financial Statements for more information.  The Company has $1.1 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the quarter ending June 30, 2005 the Company had unrealized losses of $10,000 from these trading equities.

YTD Analysis

The securities portfolio was $62.6 million at June 30, 2005 and averaged $65.7 million during the first six months of 2005 as compared to $104.9 million and an average of $93.6 million in the same period of 2004.  The securities portfolio consists primarily of mortgage-backed securities with monthly payment streams and U.S. Government agency securities.  The average yield on investments was 3.38% for the six months ended June 30, 2005 and 3.03% for the same period ended June 30, 2004.  Securities available for sale had a net unrealized loss of $322,000 at June 30, 2005 as compared to the net unrealized loss of $363,000 at December 31, 2004.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income.”  Please refer to Note 5 of the Notes to Consolidated Financial Statements for more information.  The Company has $1.1 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the six months ending June 30, 2005 the Company had unrealized losses of $3,000 from these trading equities.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the Company’s investment portfolio at June 30, 2005 was 2.03, as compared to 2.83 as of June 30, 2004.   At December 31, 2004 the portfolio’s effective duration was 2.12.

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

At June 30, 2005 all debt securities have an aggregate depreciation of about 0.9% from the Company’s amortized cost basis as compared to 1.0% at December 31, 2004 and 2.1% as of June 30, 2004.  In the available for sale portfolio fourteen securities have an unrealized loss as of June 30, 2005.  In all of those securities the unrealized loss has exceeded one year.  There are fifty nine securities in the held to maturity portfolio that have an unrealized loss as of June 30, 2005.  For forty three of those securities, the loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

The ratio of average total investments to average total assets was 28.2%, 41.8% and 47.7% for the six months ended at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.  This reflects the continuing reduction of the investment portfolio as a major portion of the interest earning asset base of the Company, over the periods under review.

Loans

Quarterly Analysis

Total gross loans amounted to $201.9 million, at June 30, 2005, $160.7 million at December 31, 2004, and $119.7 million at June 30, 2005, respectively.  Gross loans averaged $187.7 million for the second quarter of 2004, an increase of about $73.2 million or approximately 64% from the average amount of such loans during the second quarter of 2004.

Real estate secured credits are the predominant category of gross loans within all periods under review.  The local and regional economies within which we have operating branches are characterized by rapid population and employment growth.  Such growth is facilitated by the development of commercial, retail, and housing infrastructure, generally placed into service as the expectations of further growth are exhibited in the economy.  This self fulfilling prophecy has been enhanced by the unusually long periods of low rates of interest for long term funds as has been seen in recent money market conditions.  While these conditions will change over time, the likelihood of continued real estate development is a certainty in our markets.

As noted in Table 6 “Composition of the Loan Portfolio,” commercial real estate loans amounted to $89.3 million and $34.7 million at June 30, 2005 and 2004, respectively.  This loan category increased $54.6 million or about 157% from the amount of such loans at June 30, 2004.  Residential real estate loans and construction and land development loans increased $24.3 million to $62.4 million or 44.1% over June 30, 2004 balances.

Commercial and industrial loans approximated $15.3 million and $19.1 million at June 30, 2005 and 2004, respectively.  Commercial loans decreased about $3.8 million or 19.9% over the balances at June 30, 2004.  At June 30, 2005 the Company had $21.3 million outstanding of purchased USDA/SBA loans, as compared to $24.3 million at June 30, 2004.  The difference relates to payments received during the intervening period.  These loans were acquired during the latter half of 2003 and the early part of 2004 to enhance the yield of the earning assets portfolio held by the Bank, and to assist in asset/liability planning activities.

Consumer loans amounted to $13.6 million and $3.5 million at June 30, 2005 and 2004, respectively.  Consumer loans increased $10.1 million or 288.6% from the balances outstanding as of June 30, 2004.

The ratio of average gross loans to average total assets was 68.5% and 48.5% for the quarters ended June 30, 2005 and June 30, 2004, respectively, reflecting the continued growth of the loan portfolio as a percentage of average assets and average earning assets, which enhances the Company’s net interest margin both in the current period and over time.

YTD Analysis

Total gross loans amounted to $201.9 million, at June 30, 2005, $160.7 million at December 31, 2004, and $119.7 million at June 30, 2004, respectively.  Gross loans averaged $176.4 million for the first six months of 2005, an increase of $71.9 million or 68.7% from the average amount of gross loans during the same period of 2004.

As noted in Table 6 “Composition of the Loan Portfolio,” commercial real estate loans amounted to $89.3 million and $69.2 million at June 30, 2005 and December 31, 2004, respectively.  These loans increased $20.1 million or 29.1% from the amount of such loans since year end December 31, 2004.  Residential real estate loans and construction and land development increased $19.1 million or 44.1% over December 31, 2004 balances.

Commercial and industrial loans approximated $15.3 million and $14.7 million at June 30, 2005 and December 31, 2004, respectively.  Commercial loans increased about $600,000 or 4.1% over the balances at December 31, 2004.  At June 30, 2005 the Company had $21.3 million outstanding of purchased USDA/SBA loans as compared to $21.8 million as of December 31, 2004.  The difference relates to payments received during the intervening period.  These loans were acquired during the latter half of 2003 and the early part of 2004 to enhance the yield of the earning assets portfolio held by the Bank, and to assist in asset/liability planning activities.

Consumer loans amounted to $13.7 million and $11.6 million at June 30, 2005 and December 31, 2004, respectively.  Consumer loans increased $2.1 million or 18.1% from the balances outstanding as of December 31, 2004.

The ratio of average gross loans to average total assets was 67.03%, 52.5% and 48.3% for the six month period ending June 30, 2005, the twelve month period ending December 31, 2004 and the six month period ending June 30, 2004, respectively.

Deposits

Total deposits were $228 million and $188 million as of June 30, 2005 and December 31, 2004 respectively, an increase of $40 million or 21.3%.  Core deposits (deposits, excluding certificates of deposit greater than $100,000), have increased about $32.2 million or 19.7% since December 31, 2004.  The Company acquired from various brokers, approximately $30 million of 60 and 120 day time certificates of deposit under $100,000 which represented approximately 93% of the core deposit increase for the six month period since the end of the year.  The ratio of deposits to total liabilities was 88.8%, 85.8% and 91.8% at June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $34.3 million at June 30, 2005 and $33.9 million at June 30, 2004, respectively.  Average non-interest bearing deposits totaled $32.0 million during the second quarter of 2005, which represented 14.2% of average total deposits and $30.1 million or 15.2% during the second quarter of 2004.  This is an increase of about $2 million or 6% during the 12 month period ending June 30, 2005.  The increase in non-interest bearing deposits reflected growth in commercial and personal accounts.

Interest bearing deposits amounted to approximately $193.4 million and $162.2 million at June 30, 2005 and June 30, 2004, respectively.  Second quarter average interest-bearing deposits were $193.0 million, an increase of approximately $25.3 million or 15.1% during the quarter ended June 30, 2005, as compared to the average of $167.7 million in interest-bearing deposits during quarter ended June 30, 2004.  About

48% of the quarterly increase in interest bearing deposits was represented by an increase of $12 million in brokered time certificates of deposit.

YTD Analysis

Non-interest bearing deposits amounted to approximately $34.3 million, $33.4 million and $33.9 million, at June 30, 2005, December 31, 2004, and June 30, 2004, respectively.  Since year end 2004 non-interest deposits have increased $960,000 or 2.9%.  Average non-interest bearing deposits totaled $31.6 million during the first six months of 2005, which represented 14.6% of average total deposits.  During the first six months of 2004, these amounts were $27.4 million and 14.4% respectively.

Interest bearing deposits amounted to approximately $193.4 million, $155.0 million, and $162.2 million at June 30, 2005, December 2004, and June 30, 2004, respectively.  Interest bearing deposits have increased $38.4 million since December 31, 2004 or about 25%.  Of this increase $30 million or approximately 78% is represented by brokered certificates of deposits.  Average interest-bearing deposits were $184.6 million, an increase of approximately $22.8 million for the six months ended June 30, 2005, as compared to the same time period in 2004.

Included in the deposit categories above are public deposits, which averaged $2.1 million as of June 30, 2005 and $2.7 million as of December 31, 2004.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased, other short term borrowings, and lease obligations, amounted to $28.0 million, $30.5 million and $17.0 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively.  The Company has accessed the national brokered certificate of deposit market.  As of June 30, 2005 the Company had $30 million of these deposits outstanding as compared to a lack of utilization of such a funding source at December 31, 2004 and June 30, 2004.  The Company has an available federal funds borrowing capacity amounting to $5.2 million as of June 30, 2005.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit in the amount of $56 million as of June 30, 2005.

Long term other borrowed funds would normally include FHLB advances, capital lease obligations and other debt with terms greater than one year, should they be utilized.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $68.7 million at June 30, 2005 as compared to $51.5 at December 31, 2004.  These commitments represented about 34% and 32% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters of credit totaled $460,000 as of June 30, 2005 and $310,000 at December 31, 2004.

The importance to and effect on the Company’s revenues, expenses, cash flows, liquidity, capital resources and market risk support from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  For more information please refer to Note 8 of the financial statements.

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

Our board of directors has established the overall strategic direction of the Company.  It approves our overall risk policies and oversees our overall risk management process.  The board has established an asset/liability management committee which has been charged with overseeing certain key interest rate risks.  In addition, there is a management risk committee comprised of senior officers who identify and monitor key operational risks.

Credit Risk Management

Our strategy for credit risk management includes stringent, centralized policies and uniform underwriting criteria for all loans, based on certain categorizations.  The strategy also includes diversification on a geographic, (to the extent possible), industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality.  We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio.  The rating system is intended to identify and measure the credit quality of lending relationships.  For consumer loans, we utilize standard credit scoring systems to access consumer credit risks and to price consumer products accordingly.  Although we have few past due and no non-accrual loans at the current time, we strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels.

Our real estate loan portfolio accounted for 75.1% of the total loan portfolio as of June 30, 2005 and 70.0% at December 31, 2004.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial business loans accounted for 7.6% of the total loan portfolio as of June 30, 2005.  Commercial loams were 9.2% of the portfolio at December 31, 2004.  Commercial business loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economy of our market area.  Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets.  SBA and USDA/SBA purchased loans outstanding were about $21.3 million and $21.8 million respectively, as of June 30, 2005 and December 31, 2004.

Consumer loans accounted for 6.8% of our total loan portfolio as of June 30, 2005 as compared to 7.2% at December 31, 2004.  While such loans are a smaller percentage at June 30, 2005, the absolute dollar volume actually increased by almost $2 million over the period.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which does not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale.  The Company did not have any nonperforming assets at June 30, 2005, December 31, 2004 or June 30, 2004, respectively.

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

Interest Rate Risk

Interest rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which we are exposed.  Interest rate risk is the sensitivity of income to changes in interest rates.  Changes in interest rates as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of revenue.  This risk arises directly from our core banking activities – lending and deposit gathering.  In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by us, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities, (v) the fair value of our saleable assets, (vi) the amount of unrealized gains and losses on securities available for sale under the requirements of SFAS 115, and (vii) the early withdrawal likelihood of customer originated certificates of deposit.

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

We quantify and measure interest-rate exposure using two models to dynamically simulate net interest income under various interest rate scenarios over a 12 and 24 month period.  Simulated scenarios include, deliberately extreme interest rate “shocks” and more gradual interest rate “ramps.”  Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, increases or decreases of product balances and the behavior of our deposit and loan customers.  The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities).  The risk of prepayment tends to increase when interest rates fall.  Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be precisely determined.  Complicating our efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of our assets and liabilities.

To cope with these uncertainties, we give careful attention to our assumptions.  For example, in the case of prepayment of mortgage assets, the majority of assumptions are derived from vendor supported models that are periodically tested using observed loan prepayment behavior.

Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 100 basis points and 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7% and 14% respectively.  Table 9 sets forth the estimated effects on our net interest income over a 12 month period following the indicated dates in the event of the indicated increases or decreases in market interest rates.

The results presented in Table 9 reflect estimated changes in simulated net interest income for the subsequent 12 months assuming a shift up or down in market rates of 100 and 200 basis points across the entire yield curve.  It should be emphasized, however, that the results are dependent on material assumptions.  For instance, asymmetrical rate behavior can have a material impact on the simulation results.

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

In addition to traditional retail deposits, the Company has various other liquidity sources, including proceeds from maturities of securities and loans, the use of borrowed funds such as FHLB advances and brokered deposits.  The sale of Available-for-Sale investment securities previously available as a source of liquidity may have been substantially eliminated by SFAS 115 and
EITF 03-1, depending on the final interpretations and rules regarding OTTI.  We continually monitor and forecast our liquidity position.  There are several methods we use for this purpose, including daily review of cash and due from balances,  federal funds sold or borrowed positions, monthly review of balance sheet changes, liquidity ratios, periodic liquidity forecasts and review of contingent funding plans.

As of June 30, 2005 the Company had about $58 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash and due from balances, sale of AFS securities, the use of unsecured fed funds lines of credit, and collateralized borrowings.  This represented approximately 25% of deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.  Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At June 30, 2005, shareholders’ equity amounted to $27.9 million or approximately 10% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 10.  As indicated in such table, we currently exceed all regulatory capital requirements.

The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member banks such as the Bank.  These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  There are two categories of capital under the guidelines.  The first is Tier 1 Capital which includes common stockholders’ equity and qualifying minority interest in consolidated subsidiaries, less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The second is Tier 2 Capital which includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.

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

THE BANK HOLDINGS AND SUBSIDIARY

Item 3.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report have concluded that, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

To ensure that financial information is reliable and assets are safeguarded, management maintains an effective system of internal controls and procedures, important elements of which include:  careful selection, training and development of operating and financial managers; an organization that provides appropriate division of responsibility; and communications aimed at ensuring that Company policies and procedures are understood throughout the organization.  In establishing internal controls, management weighs the costs of such systems against the benefits it believes such systems will provide.

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

While the Company’s assessment of the effectiveness of its internal control over financial reporting is not complete, a material weakness, as defined in standards established by the Public Company Accounting Oversight Board, was identified during 2004.  The identified material weakness consisted of IT system administration wherein the CFO served as the IT administrator.  In general this function should be segregated from other tasks involving financial recording and other financial responsibilities.  At the current time all system administration functions are performed by contracted IT professionals under the guidance of the CFO.  As a result, the Company believes that an adequate segregation of duties prevents material misstatements of annual or interim financial statements.  Regardless, the Company will hire an internal IT professional during the third quarter of 2005 and has removed the IT responsibility from the CFO, and now believes that the weakness has been remediated.

Changes in Internal Controls

There were no substantive changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the end of the period covered by this report.  While the Company believes the present design of its disclosure controls and procedures are effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error of fraud may occur and not be detected.

NEVADA SECURITY BANK

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

	For the Quarter Ended June 30,			For the Quarter Ended June 30,
	2005 (a,b,f)			2004 (a,b,f)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$5,311	$36	2.75%	$3,119	$11	1.42%
Securities	64,166	542	3.43%	106,594	791	2.98%
Equity	2,839	35	5.00%	926	4	1.74%
Total Investments	72,316	613	3.44%	110,639	806	2.93%

Loans: (c)
Commercial	15,351	246	6.50%	14,103	183	5.22%
Real Estate	139,849	2,522	7.31%	68,203	1,150	6.78%
Consumer	1,044	20	7.77%	1,077	16	5.98%
Security Lines	10,053	186	7.50%	7,122	87	4.91%
SBA Loans Purchased	21,363	277	5.26%	23,989	216	3.62%
Other	23	—	0.00%	32	—	0.00%
Total Loans	187,683	3,251	7.02%	114,526	1,652	5.80%
Total Earning Assets (e)	259,999	3,864	6.03%	225,165	2,458	4.39%
Non-Earning Assets	13,992			10,776
Total Assets	$273,991			$235,941
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$6,860	$4	0.24%	$5,670	$2	0.14%
Savings Accounts	2,405	3	0.51%	2,141	3	0.56%
Money Market	119,119	866	2.95%	125,527	620	1.99%
IRA’s	1,042	6	2.34%	866	4	1.86%
Certificates of Deposit<$100,000	32,824	251	3.10%	5,096	21	1.66%
Certificates of Deposit>$100,000	30,770	247	3.26%	28,425	143	2.02%
Total Interest Bearing Deposits	193,020	1,377	2.89%	167,725	793	1.90%
Borrowed Funds:
Total Borrowed Funds	20,437	156	3.10%	10,738	32	1.20%
Total Interest Bearing Liabilities	213,457	1,533	2.91%	178,463	825	1.86%
Demand Deposits	31,967			30,149
Other Liabilities	1,003			671
Shareholders’ Equity	27,564			26,658
Total Liabilities and Shareholders’ Equity	$273,991			$235,941

Interest Rate Spread (d)			3.12%			2.53%

Interest Income/Earning Assets			6.03%			4.39%
Interest Expense/Earning Assets			2.39%			1.47%
Net Interest Income and Margin (g)		$2,331	3.64%		$1,633	2.92%

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

Table 1a - YTD Average Balances and Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income onand the interest-earning assets resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2005 (a,b,f)			2004 (a,b,f)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$5,637	$72	2.58%	$9,042	$55	1.22%
Securities	65,742	1,132	3.47%	93,565	1,492	3.21%
Equity	2,804	40	2.88%	639	7	2.20%
Total Investments	74,183	1,244	3.38%	103,246	1,554	3.03%

Loans: (c)
Commercial	15,006	470	6.32%	13,816	360	5.24%
Real Estate	128,296	4,550	7.15%	63,428	2,115	6.71%
Consumer	2,556	85	6.71%	1,505	43	5.75%
Security Lines	9,012	321	7.18%	5,997	148	4.96%
SBA Loans Purchased	21,529	560	5.25%	19,775	377	3.83%
Other	25	—	0.00%	42	—	0.00%
Total Loans	176,424	5,986	6.84%	104,563	3,043	5.84%
Total Earning Assets (e)	250,607	7,230	5.82%	207,809	4,597	4.45%
Non-Earning Assets	12,590			8,696
Total Assets	$263,197			$216,505
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$6,464	$6	0.19%	$6,225	$5	0.16%
Savings Accounts	2,458	6	0.49%	2,006	5	0.50%
Money Market	120,034	1,641	2.76%	121,085	1,214	2.02%
IRA’s	993	11	2.23%	855	7	1.65%
Certificates of Deposit<$100,000	26,105	398	3.07%	5,289	45	1.71%
Certificates of Deposit>$100,000	28,515	426	3.01%	26,315	271	2.07%
Total Interest Bearing Deposits	184,569	2,488	2.72%	161,775	1,547	1.92%
Borrowed Funds:
Total Borrowed Funds	18,620	261	2.83%	7,576	95	2.52%
Total Interest Bearing Liabilities	203,189	2,749	2.73%	169,351	1,642	1.95%
Demand Deposits	31,627			27,393
Other Liabilities	887			617
Shareholders’ Equity	27,494			19,144
Total Liabilities and Shareholders’ Equity	$263,197			$216,505

Interest Rate Spread (d)			3.09%			2.50%

Interest Income/Earning Assets			5.82%			4.45%
Interest Expense/Earning Assets			2.22%			1.59%
Net Interest Income and Margin (g)		$4,481	3.60%		$2,955	2.86%

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

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2005 vs. 2004				2005 vs. 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$9	$10	$6	$25	$(21)	$61	$(23)	$17
Securities	(315)	120	(54)	(249)	(443)	121	(38)	(360)
Equity	8	8	15	31	24	2	7	33
Total Investment Income	(298)	138	(33)	(193)	(440)	184	(54)	(310)

Loans:
Commerical	16	45	2	63	31	74	5	110
Real Estate	1,211	90	71	1,372	2,158	138	139	2,435
Consumer	—	5	(1)	4	30	7	5	42
Security Lines	36	46	17	99	74	66	33	173
SBA Loans Purchased	(24)	98	(13)	61	33	139	11	183
Other	—	—	—	—	—	—	—	—
Total Loan Income	1,239	284	76	1,599	2,326	424	193	2,943

Total Interest Income	941	422	43	1,406	1,886	608	139	2,633

Interest Expense
Interest Bearing Deposits:
Now Accounts	—	1	1	2	—	1	—	1
Savings	—	—	—	—	1	—	—	1
Money market	(32)	300	(22)	246	(11)	444	(6)	427
IRA’s	1	1	—	2	1	2	1	4
Certificates of deposit<$100,000	115	18	97	230	177	36	140	353
Certificates of deposit>$100,000	12	88	4	104	23	123	9	155
Total interest-bearing deposits	96	408	80	584	191	606	144	941

Borrowed Funds	29	51	44	124	138	12	16	166

Total interest expense	125	459	124	708	329	618	160	1,107

Net Interest Income	$816	$(37)	$(81)	$698	$1,557	$(10)	$(21)	$1,526

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$53	54.64%	$33	27.05%	$99	40.74%	$61	22.02%
Other service charges, commissions and fees	48	49.48%	30	24.59%	86	35.39%	68	24.55%
Pre-underwriting fees	8	8.25%	83	68.03%	25	10.29%	139	50.18%
Unrealized gains on trading securities	(10)	-10.31%	—	0.00%	(3)	-1.23%	—	0.00%
Gain/(loss) on sale of investments	(2)	-2.06%	(24)	-19.67%	36	14.81%	9	3.25%
Total non-interest income	97	100.00%	122	100.00%	243	100.00%	277	100.00%

As a percentage of average earning assets		0.15%		0.22%		0.20%		0.27%

Other Operating Expense:

Salaries and employee benefits	797	40.51%	666	44.43%	1,592	41.12%	1,270	46.17%
Occupancy costs	368	18.71%	290	19.35%	753	19.45%	544	19.77%
Advertising and marketing costs	101	5.13%	45	3.00%	173	4.47%	92	3.34%
Data processing costs	214	10.88%	76	5.07%	444	11.47%	158	5.74%
Deposit services costs	66	3.35%	49	3.27%	121	3.13%	92	3.34%
Loan servicing costs	1	0.07%	(2)	-0.13%	2	0.05%	2	0.07%
Provision for undisbursed loan commitments	(21)	-1.07%	32	2.13%	36	0.93%	56	2.04%
Telephone and data communications	40	2.03%	31	2.07%	72	1.86%	65	2.36%
Postage	12	0.61%	9	0.60%	22	0.57%	24	0.87%
Legal and accounting and tax	139	7.07%	78	5.20%	223	5.76%	186	6.76%
Other professional services	89	4.52%	103	6.87%	178	4.60%	121	4.40%
Stationery and supplies	32	1.63%	38	2.54%	58	1.50%	54	1.96%
Other	129	6.56%	84	5.60%	198	5.11%	87	3.16%
Total non-interest expense	$1,967	100.00%	$1,499	100.00%	$3,872	100.00%	$2,751	100.00%

As a percentage of average earning assets		3.03%		2.68%		3.12%		2.66%
Net non-interest income/expense as a percentage of average earning assets		2.88%		2.46%		2.92%		2.39%

Efficiency ratio (a)		80.96%		84.26%		82.59%		85.36%

(a)  Represents non-interest expense as a percentage of net interest income and non-interest income excluding realized securities gains and losses.

Table 4 - Securities Available for Sale,  Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	June 30,		June 30,		December 31,
	2005		2004		2004
	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale

US Gov’t agencies	$14,485	$14,194	$38,887	$37,821	$14,493	$14,151
SBA Loan Pools	—	—	5,954	5,901	—	—
Mortgage-backed securities	339	335	—	—	—	—
Corporate bonds	662	648	5,571	5,457	909	902
State & political subdivisions	500	487	627	609	500	487
Subtotal, Available for Sale	$15,986	$15,664	$51,039	$49,788	$15,902	$15,540

Held to Maturity

US Treasury and Government Agency Securities	$7,226	$7,133	$2,970	$2,938	$7,984	$7,917
Mortgage-backed securities	38,230	37,675	50,583	49,540	44,095	43,680
Corporate bonds	1,282	1,343	1,277	1,362	1,279	1,365
State & political subdivisions	221	252	239	266	230	265
Subtotal, Held to Maturity	$46,959	$46,403	$55,069	$54,106	$53,588	$53,227

Fair value as a % of amortized cost of Held to Maturity Securities		98.8%		98.3%		99.3%

Trading Securities Equity Investments	1,012	1,128	—	—	970	1,088

Total Securities	$63,957	$63,195	$106,108	$103,894	$70,460	$69,855

Table 5 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of June 30, 2005.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
					More Than 5		More Than
	Less than 1 Year		1 to 5 Years		to 10 Years		10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$2,970	2.24%	$7,406	2.88%	$3,818	4.55%	$—	—	$14,194	3.19%
Mortgage-backed Securities	—	—	56	5.45%	32	6.31%	247	5.34%	335	5.45%
State & Political subdivisions	—	—	487	2.57%	—	—	—	—	487	2.57%
Corporate Bonds	—	—	99	6.40%	27	7.92%	522	7.68%	648	7.51%
Total Available for Sale Securities	$2,970		$8,048		$3,877		$769		$15,664	3.40%

Held to Maturity Securities

US Government Agencies	$—	—	$7,226	3.05%	$—	—	$—	—	$7,226	3.05%
Mortgage-backed Securities	—	—	3,538	3.41%	14,931	3.60%	19,761	3.32%	38,230	3.44%
State & Political subdivisions	—	—	—	—	221	6.00%	—	—	221	6.00%
Corporate Bonds	250	6.65%	1,032	6.39%	—	—	—	—	1,282	6.44%
Total Held to Maturity Securities	$250		$11,796		$15,152		$19,761		$46,959	3.47%

Total Investment Securities	$3,220		$19,844		$19,029		$20,530		$62,623	3.45%

Table 6 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of
	June 30,		June 30,		December 31,
	2005		2004		2004
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial and Industrial	$15,296	7.58%	$19,084	15.95%	$14,732	9.17%
Real Estate:
Commercial	89,251	44.22%	34,660	28.97%	69,228	43.08%
Residential	9,830	4.87%	11,082	9.26%	9,877	6.15%
Construction and Land Development	52,538	26.03%	27,006	22.57%	33,407	20.79%
Total Real Estate	151,619	75.11%	72,748	60.80%	112,512	70.01%

SBA / USDA Loans	21,275	10.54%	24,331	20.33%	21,831	13.58%
Consumer loans	13,660	6.77%	3,493	2.92%	11,633	7.24%
Gross Loans	201,850	100.00%	119,656	100.00%	160,708	100.00%

Less:
Allowance for Loan Losses	1,986		1,212		1,586
Net Unearned Loan Fees/Costs	985		407		597
Net Loans	$198,879		$118,037		$158,525

Table 7 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended		For the YTD Periods Ending,
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
(Dollars in thousands)

Allowance at the beginning of the period	$1,800	$1,042	$1,586	$822

Charge-offs:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	—	—
SBA/USDA	—	—	—	—
Real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Charged-Off	—	—	—	—

Recoveries:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	—	—
SBA/USDA	—	—	—	—
Real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Recovered	—	—	—	—

Net loan charge offs	—	—	—	—

Provision charged to expense	186	170	400	390

Balance	$1,986	$1,212	$1,986	$1,212

Average gross loans outstanding during period	$187,683	$114,526	$176,424	$104,563
Gross loans outstanding at end of period	$201,850	$119,656	$201,850	$119,656

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	0.98%	1.01%	0.98%	1.01%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a	n/a	n/a

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

	As of June 30,		As of June 30,		As of December 31,
	2005		2004		2004
		% Total		% Total		% Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
	(Dollars in thousands)

Commercial and Industrial	$296	7.58%	$228	15.95%	$266	9.17%
Real Estate:
Commercial	841	44.22%	466	28.97%	654	43.08%
Residential	73	4.87%	46	9.26%	74	6.15%
Construction and Land Development	594	26.03%	362	22.57%	391	20.79%
Total Real Estate	1,508	75.11%	874	60.80%	1,119	70.01%

SBA / USDA/ Govt Gtd Loans	21	10.54%	4	20.33%	6	13.58%
Consumer loans	159	6.77%	87	2.92%	191	7.24%
Unallocated	2	0.00%	19	0.00%	4	0.00%
	$1,986	100.00%	$1,212	100.00%	$1,586	100.00%

(1) Represents percentage of loans in category to total loans.

Table 9 - Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on our net interest income over a 12 month period following June 30, 2005 in the event of a ramping up or down in the indicated market interest rates.

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 200 basis points	$541	0.19%
Up 100 basis points	$287	0.10%
Down 100 basis points	$(447)	-0.16%
Down 200 basis points	$(1,230)	-0.44%

Table 10 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$29,912	14.30%	$16,731	8.00%	NA	NA
Nevada Security Bank	$27,115	13.11%	$16,546	8.00%	$20,683	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,729	13.26%	$8,366	4.00%	NA	NA
Nevada Security Bank	$24,932	12.05%	$8,273	4.00%	12,410	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,729	10.14%	$10,940	4.00%	NA	NA
Nevada Security Bank	$24,932	9.21%	$10,826	4.00%	$13,533	5.00%

March 31, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$29,448	16.13%	$14,605	8.00%	NA	NA
Nevada Security Bank	$26,473	14.68%	$14,427	8.00%	$18,034	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,430	15.03%	$7,303	4.00%	NA	NA
Nevada Security Bank	$24,455	13.56%	$7,213	4.00%	10,820	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,430	9.93%	$11,055	4.00%	NA	NA
Nevada Security Bank	$24,455	9.82%	$9,957	4.00%	$12,446	5.00%

December 31, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,978	17.26%	$13,434	8.00%	NA	NA
Nevada Security Bank	$25,940	15.60%	$13,303	8.00%	$16,629	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,321	16.22%	$6,717	4.00%	NA	NA
Nevada Security Bank	$24,193	14.55%	$6,652	4.00%	9,978	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,321	11.01%	$9,893	4.00%	NA	NA
Nevada Security Bank	$24,193	9.91%	$9,768	4.00%	$12,211	5.00%

Table 11 - QUARTERLY DATA (UNAUDITED)

	2005		2004				2003
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$3,864	$3,366	$3,256	$2,683	$2,458	$2,139	$1,735	$1,396	$1,143	$976
Interest Expense	1,533	1,216	1,080	947	825	817	598	533	413	349
Net interest income	2,331	2,150	2,176	1,736	1,633	1,322	1,137	863	730	627

Provision for Loan Losses	186	214	167	207	170	220	55	95	362	90
Net interest income after Provision for Loan Losses	2,145	1,936	2,009	1,529	1,463	1,102	1,082	768	368	537

Non-interest income	97	146	98	45	122	155	195	126	243	329
Non-interest expenses	1,967	1,905	1,775	1,716	1,499	1,252	1,187	1,110	993	923

Net Income (Loss)	$275	$177	$332	$(142)	$86	$5	$90	$(216)	$(382)	$(57)

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	266	(225)	(117)	1,005	(1,409)	419	68	(352)	113	(406)

Comprehensive Income (Loss)	$541	$(48)	$215	$863	$(1,323)	$424	$158	$(568)	$(269)	$(463)

Earnings per common share:
Basic	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00	$0.06	$(0.15)	$(0.27)	$(0.04)
Diluted	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00	$0.06	$(0.15)	$(0.27)	$(0.04)

Part II – Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

•   None

Item 3.  Defaults Upon Senior Securities

•   None

Item 4.  Submission of Matters to a Vote of Security Holders

•      On June 8, 2005 the Annual Meeting of Shareholders was held.  Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for directorship as listed in the proxy statement, and all such nominees were duly elected pursuant to the vote of shareholders. The directors noted below were elected to serve a one year term.  The votes tabulated were:

	Authority Given	Authority Withheld

Edward Allison	2,343,585	3,572
Marybel Batjer	2,327,438	19,719
Joseph Bourdeau	2,322,922	24,165
Edward Coppin	2,327,488	19,669
David A. Funk	2,327,683	19,474
Jesse Haw	2,343,390	3,767
Harold Giomi	2,321,765	25,392
Kelvin Moss	2,343,585	3,572

•      The second item was the proposed amendment to the Bank Holdings 2002 Stock Option Plan which would make two changes in the plan.  The first was to set a specific number of shares for issuance as incentive stock options in order to comply with IRS regulations, and the second was to provide for an automatic increase in the number of shares allocated to the plan upon certain changes in the number of share of the Company issued and outstanding.

The votes tabulated were:

	Authority Given	Against	Abstain
Amendment to the 2002 Stock Option Plan	1,118,584	124,367	39,257

Item 5.  Other Information

•      None

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

THE BANK HOLDINGS

Date:	August 5, 2005	by:	/s/ Harold G. Giomi

Harold G. Giomi
Chief Executive Officer

Date:	August 5, 2005	by:	/s/ Jack B. Buchold

Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)