Form 10QSB
period 2005-09-30
BANK HOLDINGS
filed 2005-11-14
CIK 1234383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Act)

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value, 2,974,330 shares outstanding as of November 10, 2005

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

Signatures
EXHIBITS

PART I – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$6,411	$4,737
Liquid money market funds	321	625
Federal funds sold	105	-
Cash and cash equivalents	6,837	5,362
Securities available for sale	18,589	15,540
Securities held to maturity	50,597	53,588
Securities - trading	1,161	1,088
Other equity securities, at cost	1,647	1,734
Loans, gross	230,863	160,708
Allowance for loan losses	(2,278)	(1,586)
Deferred loan fees, net	(261)	(597)
Loans, net	228,324	158,525
Premises and equipment, net	2,990	3,023
Bank Owned Life Insurance	6,232	6,000
Intangible asset	500	500
Other assets	2,045	1,482
TOTAL ASSETS	$318,922	$246,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$38,204	$33,359
Interest bearing demand	6,867	6,133
Savings	2,751	2,682
Money Market	130,787	113,163
IRA’s	1,117	878
Time deposits < $100,000	54,001	6,604
Time deposits > $100,000	37,205	25,522
Total deposits	270,932	188,341
Other borrowed funds	18,250	30,500
Accrued expenses and other liabilities	1,517	625
Total Liabilities	290,699	219,466

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 2,974,330 issued and outstanding as of September 30, 2005 and 2,972,330 as of December 31, 2004	30	30
Surplus	30,387	30,326
Accumulated deficit	(1,784)	(2,617)
Accumulated other comprehensive income/(loss)	(410)	(363)
Total shareholders’ equity	28,223	27,376
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$318,922	$246,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	For the Three Month Period		For the Nine Month Period
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Interest income:
Federal funds sold and other	$50	$15	$122	$70
Debt securities, taxable	531	753	1,663	2,245
Dividends	21	11	61	18
Loans, including fees	4,041	1,904	10,027	4,947
Total interest and dividend income	4,643	2,683	11,873	7,280

Interest expense:
Deposits	1,830	892	4,318	2,439
Other borrowed funds	134	55	395	150
Total interest expense	1,964	947	4,713	2,589

Net interest income	2,679	1,736	7,160	4,691

Provision for loan losses	292	207	692	597
Net interest income, after provision for loan losses	2,387	1,529	6,468	4,094

Non-interest income:
Service charges on deposit accounts	51	36	150	97
Other service charges, commissions and fees	52	34	138	102
Pre-underwriting fees	—	9	25	148
Increase in cash value bank owned life insurance	232	—	232	—
Unrealized gain on trading securities	46	21	43	21
Gain on sale of fixed assets	5	—	5	—
Realized (loss)/gain on sale of investments, net	(10)	(55)	26	(46)
Total non-interest income	376	45	619	322

Non-interest expense:
Salaries and employee benefits	1,231	745	2,823	2,015
Occupancy and equipment	382	318	1,135	862
Data processing	155	108	599	266
Deposit servicing costs	69	62	190	154
Accounting, legal and tax	174	188	348	374
Other professional services	84	89	311	210
Telephone and data communications	47	24	119	89
Other	240	182	729	497
Total non-interest expense	2,382	1,716	6,254	4,467

NET INCOME	$381	$(142)	$833	$(51)

Other comprehensive (loss)/income, unrealized gain/(loss) on securities available for sale	$(88)	$1,005	$(47)	$15
Comprehensive Income/(Loss)	$293	$863	$786	$(36)

Net earnings/(loss) per share:
Basic	0.13	(0.05)	0.28	(0.02)
Diluted	0.12	(0.05)	0.26	(0.02)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	For the Nine Months Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net Income/(loss)	$833	$(51)
Adjustments to reconcile net income to cash
Provided by (used in) operating activities:
Provision for loan losses	692	597
Stock option compensation expense	42	69
Net amortization of securities	312	655
Depreciation	363	308
Increase in bank owned life insurance cash value	(232)	—
Unrealized gain on trading securities	(43)	(21)
Activity in equity securities held for trading, net	(73)	(955)
Realized gain/(loss) on sales of
investments, net	(26)	46
Net change in:
Other assets and liabilities, net	599	(608)
Net cash provided by operating activities	2,467	40

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	108	53,327
Purchases of AFS securities	(3,220)	(41,452)
Activity in securities held to maturity:
Proceeds from maturities, prepayments and calls	9,682	18,081
Purchases of HTM securities	(6,990)	(38,907)
Activity in equity securities, net	(87)	(953)
Loan originations and principal collections, net	(70,491)	(56,491)
Purchase of bank owned life insurance	—	4,000
Purchases of premises and equipment	(355)	(1,007)
Net cash used in investing activities	(71,353)	(71,402)

Cash flows from financing activities:
Net increase in deposits	82,591	57,549
Activity in other borrowed funds, net	(12,250)	3,875
Net proceeds from issuance of common stock	20	16,247
Net cash provided by financing activities	70,361	77,671

Net change in cash and cash equivalents	1,475	6,309

Cash and cash equivalents at beginning of the period	5,362	5,960
Cash and cash equivalents at end of the period	$6,837	$12,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS

Notes to Unaudited Consolidated Financial Statements

September 30, 2005

NOTE 1 – THE BUSINESS OF THE BANK HOLDINGS

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

Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-KSB.

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

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At September 30, 2005 and December 31, 2004 these reserve balances required amounted to approximately $1.0 million and $855,000, respectively.

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  The general component covers non-classified loans and is based on historical as well as peer bank loss experience adjusted for qualitative factors.

A classified loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Interest and fees on loans

Interest on loans is recognized over the terms of the loans and is calculated under the effective interest method.  The Company determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a periodic payment by the due date.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent or sooner if management determines the loan is impaired.  Personal loans would be typically charged off when they are 180 days delinquent.

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

Other Equity Securities

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of our qualified membership assets or 4.7% of advances from the FHLB.  The recorded amount of the FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.  The Company also has an investment in Pacific Coast Bankers’ Bancshares (PCBB), the parent of its correspondent bank, to facilitate transactions between the two companies.

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

Salary Continuation Plan

The Company has initiated action to provide certain key executives, or their designated beneficiaries, with annual benefits after retirement, until death.  These benefits would be substantially equivalent to those available under split-dollar life insurance policies purchased by the Company on the lives of such key executives.  These benefits are supported by $6 million in bank owned life insurance (“BOLI”).  BOLI is a single premium life insurance product that has characteristics similar to an investment security, except income is in the form of increases in the policies net cash surrender value combined with a death benefit rather than interest payments.  Annual increases in the cash surrender value are currently close to 5%.  Increases in the net cash surrender value and death benefits are non-taxable, and the current “tax-equivalent yield” of the Bank’s BOLI investments based on increases in the net cash surrender value alone, is in excess of 5%.  A portion of the death benefits have been allocated to employees whose lives are insured by the Company’s BOLI and the income from net cash surrender value increases is being used to offset the cost of certain employee benefit plans.

The Company completed the final plan agreements and accrued for these future benefits during the quarter ended September 30, 2005.

Reclassification

Various reclassifications have been made in the prior periods in order to be consistent with the presentation as of September 30, 2005.  Further, certain captions have had minor revisions to more accurately reflect activities of the Company.  There were no changes to previously reported shareholders’ equity or net income.

NOTE 3 – SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2005, the Company issued 2,000 shares of its $.01 par value common stock under two founder’s stock option agreements.  Gross proceeds amounted to $20 thousand; there were no incremental costs of issuance.

NOTE 4 – STOCK COMPENSATION PLAN

Stock Compensation Plan

At December 31, 2004, the Company had a stock-based employee compensation plan, which is more fully described in NOTE 12 of The Company’s Annual Report on Form 10KSB.  The Company accounts for the plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, prior to the third quarter of 2004, no stock-based employee compensation cost had been reflected in the statement of operations, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the grant date.  During 2004, the Company granted options to certain individuals under the Amended 2002 Stock Option Plan (the “Plan”) which was approved at the 2004 Annual Meeting of Shareholders.  Such Plan provides for stock option grants at fair market value determined by a number of methods.  Due to the lack of an active trading market in the Company’s common stock, its limited number of shares exchanged daily, as well as substantial price volatility, it was determined that using a thirty (30) day average market closing price would be the most representative of the common stock’s fair market value.  Accordingly, the Company has recognized the difference between the market price on the date of the grant and the average lower closing market price for the thirty (30) days preceding the grant date as compensation which has been reflected in the statement of operations.  For certain of the options granted during 2004, the thirty day average closing market price was greater than the market price on that grant day.

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

	For the Quarter Ending		For the Nine Months Ending
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net Income/(loss):
As reported	$381	$(142)	$833	$(51)
Add: Stock-based employee compensation expense included in reported net income	14	69	42	69
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	124	592	372	651

Pro-forma net income/(loss)	$271	$(665)	$503	$(633)

Earnings/(loss) per share
As reported
Basic	$0.13	$(0.05)	$0.28	$(0.02)
Diluted	$0.12	$(0.05)	$0.26	$(0.02)
Pro forma
Basic	$0.09	$(0.22)	$0.17	$(0.25)
Diluted	$0.08	$(0.22)	$0.16	$(0.25)

NOTE 5 – COMPREHENSIVE INCOME/(LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  Comprehensive income includes net income or loss and other comprehensive income or loss.  The Company’s only source of other comprehensive income/(loss) is derived from unrealized gains and losses on investment securities available for sale.  Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in the net income of the current period that also had been included in other comprehensive income or loss as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period.  The following table presents the reconciliation of transactions affecting Accumulated Other Comprehensive Income/(Loss) included in shareholders’ equity for the periods indicated.

The components of other comprehensive income/(loss) are as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net Income/(loss)	$381	$(142)	$833	$(51)
Unrealized holding gains/(losses) on available-for-sale securities	(98)	950	(21)	(31)
Less: reclassification adjustment for losses/(gains) realized in net income	10	55	(26)	46
Net unrealized holding gains/(losses)	(88)	1,005	(47)	15
Comprehensive income/(loss)	$293	$863	$786	$(36)

NOTE 6 – EARNINGS PER SHARE

Income per share for all periods presented in the unaudited Consolidated Statements of Operations and Comprehensive Income/(Loss) are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of September 30, 2005 totaled 454,300 and there were 310,500 warrants outstanding on the same date. Warrants will only be exercisable during the sixty day period beginning March 23, 2006 and ending May 22, 2006.  At the conclusion of that exercise period, unexercised warrants will expire.  The dilutive effect of stock options and warrants was not included in the computation for the loss per common share for either period in 2004, because the inclusion would be anti-dilutive.  The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Quarter Ending		For the Nine Months Ending
	September 30,		September 30,
	2005	2004	2005	2004

Average number of common shares outstanding	2,973,960	2,964,767	2,972,931	2,496,401
Effect of dilutive options	147,357	—	137,112	—
Effect of dilutive warrants	136,600	—	130,796	—
Average number of common shares outstanding used to calculate diluted earnings per common share	3,257,917	2,964,767	3,240,839	2,496,401

Net income/(loss)	$381	$(142)	$833	$(51)
Basic net income/(loss) per share	$0.13	$(0.05)	$0.28	$(0.02)
Diluted net income/(loss) per share	$0.12	$(0.05)	$0.26	$(0.02)

NOTE 7 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase overnight or term federal funds up to $5.2 million.  The interest charged on these borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There were no balances outstanding under these agreements at September 30, 2005, and December 31, 2004.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  There were overnight advances of approximately $18.3 million and $30.5 million outstanding as of September 30, 2005, and December 31, 2004, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk made in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments.  The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.  It should be noted that commitments are reported gross of those amounts undertaken by others as a result of sold loan participation agreements with other financial institutions.  A summary of the gross contracted amount of the Company’s exposure to off-balance sheet risk as of September 30, 2005 and December 31, 2004 is as follows:

	Contract Amount
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)

Commitments to extend credit, including unsecured commitments of $16.2 million and $13.3 million	$78,177	$49,580
Unsecured consumer lines of credit	1,183	1,632
Standby letters of credit	368	310
	$79,728	$51,522

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without ever being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate or income producing commercial properties.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible extension of credit to existing customers.  These lines-of-credit may be uncollateralized, may not contain a specified maturity date, and may not be drawn upon to the total extent to which the Company is committed.

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

As of September 30, 2005 there were commitment fee obligations of less than $1,000, for the $368,000 Standby Letters of Credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern Nevada.  At September 30, 2005 and December 31, 2004, real estate loans accounted for approximately 78% and 70%, respectively, of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take.  At the current time, approximately 4% of total loans are wholly unsecured.  The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the areas the Company serves.  The Company’s goal is to maintain a high quality diversified loan portfolio which presupposes that a great number of loans will be well collateralized and supported by cash flows.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

On November 25, 2003, the Financial Accounting Standards Board (the “FASB”) Emerging Issues Task Force (the “EITF”) ratified a consensus decision on new disclosure requirements related to unrealized losses on investment securities applicable to fiscal years ending after December 15, 2003 requiring institutions covered by FAS 115 to include said disclosure in annual reports.  Unrealized losses on investment securities must be summarized in table format, distinguishing between securities in a continuous unrealized loss position for 12 months or more and securities in a continuous unrealized loss position for 12 months or less, including aggregate unrealized losses of securities whose fair values are below book values as of the reporting date and the aggregate fair value of securities whose fair values are below book values as of the reporting date.  Additional information recommended for inclusion in narrative form includes the nature of the investment, the cause(s) of impairment(s), the number of investment positions that are in an unrealized loss position, and the severity and duration of impairment(s).  Subsequently, the March 17-18, 2004 EITF meeting provided further guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods after September 15, 2004.  However, the guidance contained in paragraphs 10 – 20 has been delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10 – 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” posted September 30, 2004.  The delay of the effective date for paragraphs 10 – 20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.”  The disclosures continue to be effective in annual financial statements for fiscal years ending after December 31, 2003, for investments accounted for under Statements 115 and 124.

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

On March 2, 2005, the Securities and Exchange Commission (the “SEC”) further extended the compliance dates for non-accelerated filers, regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted on September 5, 2003, pursuant to Section 404 of the Sarbanes-Oxley Act.  The amendments require a company to include in its annual reports a report by management on the company’s internal control over financial reporting and an accompanying auditors report.

The Commission extended the original Section 404 compliance dates for all issuers in February 2004.  Under the new compliance schedule, a company that is not an accelerated filer, will begin to be required to comply with the Section 404 requirements for its first fiscal year ending on or after July 25, 2007.

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

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended September 30, 2005 and 2004, cash paid for interest expense on interest bearing liabilities was $4.4 million and $2.6 million, respectively.  The Company paid $10,164 in state taxes during the period ending September 30, 2005 due to multi-state operations, while there was no cash paid for income taxes during the same period ended September 30, 2004.  There was no real estate acquired in the settlement of loans for the nine month periods ending September 30, 2005 or 2004.

NOTE 11 – SUBSEQUENT EVENTS

On November 3, 2005 the Company and its newly formed Connecticut statutory trust subsidiary, The Bank Holdings Statutory Trust I (the “Trust”) entered into a purchase agreement pursuant to which it was agreed that the Trust would issue $15 million of floating interest rate trust preferred securities (the “Trust Preferred Securities”) to Merrill Lynch International.   The Trust Preferred Securities will be issued and sold in a private placement exempt from registration under the Securities Exchange Act of 1933, as amended.

The Trust Preferred Securities will be redeemable at the Company’s option on or after December 15, 2010.  In addition, the Trust Preferred Securities require quarterly distributions of interest by the Trust to the Holders of the Trust Preferred Securities at a floating rate equal to the three month London Interbank Offered Rate (“LIBOR”) plus 1.42%, which rate thereafter will be reset until maturity.

The Trust will use the proceeds of the sale of the Trust Preferred Securities to purchase $15 million of the Company’s floating rate junior subordinated debentures (the “Debentures”).  Like the Trust Preferred Securities, the Debentures will bear interest at a floating rate equal to the three month LIBOR plus 1.42%.

The Debentures will mature on December 15, 2035, but may be redeemed by the Company at its option at any time on or after December 15, 2010.

Summary Selected Unaudited Consolidated Financial Data

	YTD Period Ended September 30,		Year Ended
	2005	2004	December 31, 2004
	(Dollars in thousands, except per share data)
Condensed Income Statement
Interest Income	$11,873	$7,280	$10,536
Interest Expense	4,713	2,589	3,669
Net Interest Income	7,160	4,691	6,867
Provision for Loan Losses	692	597	764
Non-interest income	619	322	420
Non-interest expense	6,244	4,467	6,242
Provision for income taxes (1)	10	—	—
Net Income (Loss)	$833	$(51)	$281

Period End Data
Assets	$318,922	$244,041	$246,842
Loans, gross	230,863	139,441	160,708
Securities	69,186	78,144	69,128
Deposits	270,932	206,296	188,341
Other borrowed funds	18,250	10,000	30,500
Shareholders’ Equity	28,223	27,133	27,376

Average Balance Sheet
Assets	$275,298	$226,610	$233,439
Loans, gross	188,928	113,131	122,454
Securities	65,064	95,909	90,242
Deposits	229,385	194,930	199,305
Shareholders’ Equity	27,991	21,619	23,090

Asset Quality
Non-performing assets (2)	—	—	—
Allowance for loan loss	$2,278	$1,419	$1,586
Net charge-offs	—	—	—
Non-performing assets to total assets	—	—	—
Allowance for loan losses to loans	0.99%	1.02%	0.99%
Net Charge-offs to average loans	—	—	—

Per Common Share
Basic income per share	$0.28	$(0.02)	$0.11
Diluted income per share	0.26	(0.02)	0.10
Book value per share	9.49	9.13	9.21
Period end common shares outstanding	2,974,330	2,970,930	2,972,330
Average shares outstanding - basic	2,972,931	2,496,401	2,615,991
Average shares outstanding - diluted	3,240,839	2,496,401	2,703,798

Financial Ratios (4)
Return on average assets	0.40%	(0.03)%	0.12%
Return on average equity	3.98%	(0.34)%	1.22%
Net interest margin (3)	3.64%	2.89%	3.12%
Tier 1 leverage capital ratio	9.42%	11.13%	11.01%

(1)             The Company does not record a provision for federal income taxes as a result of net operating losses, however, the Company has incurred California franchise taxes on its Roseville operation.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Critical accounting policies are those that involve the most complex and subjective decision and assessments, and have the greatest potential impact on the Company’s stated results of operations.  We consider the following to be our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.  The Company has made no significant changes in its critical accounting policies and assumptions compared to the disclosures made in The Bank Holdings Annual Report on Form 10-KSB for the year ended December 31, 2004.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable charge-offs on loans deemed to be uncollectible based on continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $2.3 million and $1.4 million at September 30, 2005 and 2004, respectively. The provision for loan losses amounted to $692,000 and $597,000 for the nine months ending September 30, 2005 and 2004, respectively.

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

During the first nine months of 2005, the Company further refined its selection and analysis of peer data, and more extensively evaluated local and regional economic conditions.  These analyses have found a very low incidence of problem credits within strengthening northern Nevada and northern California economies, supported by significant gains in population, employment, and personal income.  Further, the Company has analyzed certain of its real estate loans by their geographic distribution within six primary market areas, and has evaluated these credits by the type of underlying real estate collateral.  This has allowed the Company to be more precise in its calculation of the loan loss provision for the periods under review.  Table 8 sets forth the allocation of the allowance for loan losses as of September 30, 2005, and December 31, 2004.

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

At the current time, the Company has a tax loss carry forward on a consolidated basis, and therefore no federal tax accrual or expense has been recorded for any of the periods reported within the body of this report, and the tax equivalent information is not pertinent.  California Franchise Taxes of $10,164 were paid during 2005 for 2004 operations and this amount is not anticipated to increase during the balance of the year.

SUMMARY

Quarterly Analysis

Third quarter asset growth was 48% and loan growth for the quarter ending September 30, 2005 was 57%.  The Company earned $381,000 or $0.13 per share, for the quarter ending September 30, 2005, as compared to a loss of $142,000 or $0.05 per share for the same period during 2004.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 5.22% and 0.51%, respectively, for the quarter ended September 30, 2005 and were (2.14)% and (0.23)%, respectively, for the comparable period of the previous year.

The strong improvement in results of operations for the quarterly period ended September 30, 2005 when compared to the results of the comparable 2004 period, are due to increases in leverage and changes in portfolio compositions that the Company continues to experience, exhibited in volumes held of interest earning assets, primarily loans, and interest bearing liabilities.  Third quarter average gross loans increased approximately $83.4 million or 64.1% when comparing September 30, 2005 to the same period in 2004.  Average total assets for the third quarter increased approximately $52.5 million or 21.3% when comparing September 30, 2005 to September 30, 2004.

Net interest income before the provision for loan losses increased by $943,000 or 54.3% over the third quarter of last year and was attributable to the volume increase in earning assets, and changes in portfolio compositions and an increase of 194 basis points in the Company’s gross yield on earning assets.

Non-interest income (excluding realized security, asset sales gains and losses, and bank owned life insurance) was $149,000 and $100,000 for the quarters ended September 30, 2005 and 2004, respectively, a 49.0% increase.  This increase was primarily attributable to the growth of the Company.  Service charges on deposit accounts and other service charges, commissions and fees amounted to $103,000 for the quarter ended September 30, 2005 as compared to $70,000 for the same period in 2004, a 47.1% increase.  Unrealized gains on trading securities were $46,000 for the quarter ended September 30, 2005 compared to $21,000 for the same period in 2004.  The Company finalized the policies relating to the bank owned life insurance (“BOLI”) during the quarter.  Income and expenses associated with this benefit from acquisition to date were posted during the third quarter.  The increase in non-interest income associated with the BOLI amounted to $232,000.  Non-interest expenses totaled $2.382 million and $1.716 million for the quarters ended September 30, 2005 and 2004, respectively, an increase of 38.8%.  Of this amount, expenses associated with the provision of certain employee benefit plans was $346,000.

The efficiency ratio was 77.8% in the third quarter of 2005 as compared to 93.5% in the comparable quarter last year.  As the Company continues to grow and increase its non-interest income it is expected that this ratio will continue to decrease, however, as the Bank has added two additional full service branch offices over the past year, it is unlikely that such a ratio will be greatly reduced in the near term.  Generally speaking, costs outpace asset growth during the early period of branch expansion activity, reflecting branch start-up costs which are absorbed later by branch growth.  For a description of the methodology used to calculate the efficiency ratio, please see Note (a) to Table 3.

Quarterly average balances and rates are provided in Table 1 and year-to-date (the “YTD”) average balances and rates are provided in Table 1a.

YTD Analysis

Asset growth for the period between December 31, 2004 and September 30, 2005 was $72.1 million or 29.2%, as compared to growth of $77.9 million or 46.9% between December 31, 2003 and September 30, 2004.  Gross loan growth for the YTD period ending September 30, 2005 was $72.2 million or 43.7% as compared to growth of $56.8 million or 68.9% for the same nine period of the prior year.  The Company earned $833,000 or $0.28 per basic share, for the nine month period ending September 30, 2005, as compared to a loss of $51,000 or $(0.02) per basic share for the same period during 2004.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 3.98% and 0.40%, respectively, for the nine months ended September 30, 2005 and were (0.34)% and (0.03)%, respectively, for the comparable period last year.

The strong improvement in results of operations for the nine months ended September 30, 2005 when compared to the results of the comparable 2004 period, are due to increased leverage comprised of increases in volumes held of interest earning assets, primarily loans, and interest bearing liabilities.  Gross loans increased approximately $91.4 million or 65.6% when comparing the nine months ended on September 30, 2005 to the same period in 2004.  Asset growth for the year increased approximately $74.9 million or 30.7% when comparing September 30, 2005 to September 30, 2004.

YTD net interest income before provision for loan losses increased by about $2.5 million or 52.6% over the same period of last year and was attributable to the volume increase in earning assets and a seventy-five basis point increase in the Company’s net interest margin, from 2.89% for the nine months ended September 30, 2004; to 3.64% for the same nine month period ended 2005.

YTD non-interest income (excluding realized security, asset sales gains and losses and BOLI) was $356,000 and $368,000 for the nine months ended September 30, 2005 and 2004, respectively, a 3.3% decrease.  This decrease was primarily attributable to the SBA pre-underwriting income of $25,000 for the nine month period ending September 30, 2005, versus $148,000 during the same period of 2004.  During this year the Company has not been as active in the SBA loan market as it was during prior periods.  This decrease was largely offset by increases in other non-interest income categories.  Service charges on deposit accounts and other service charges, commissions and fees amounted to $288,000 for the nine months ended September 30, 2005 as compared to $199,000 for the comparable period in 2004, a 44.7% increase.  Non-interest expenses totaled approximately $6.3 million and $4.5 million for the nine month period ended September 30, 2005 and 2004, respectively, an increase of 40.0%.

The efficiency ratio was 80.7% in the first nine month period of 2005 as compared to 88.3% in the comparable period last year.  As the Company continues to grow and increase its non-interest income it is expected that this ratio will continue to decrease, however, as the Bank has added two additional full service branch offices over the past year, it is unlikely that such a ratio will be greatly reduced in the near term.  Generally speaking, costs outpace asset growth during the early period of branch expansion activity, reflecting branch start-up costs which are absorbed later by branch growth.  For a description of the methodology used to calculate the efficiency ratio, please see Note (a) to Table 3.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to be our largest source of income.  Net interest income for the nine months ended September 30, 2005 was approximately 60% of gross interest income, as compared with approximately 64% for the same period in 2004.  Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Quarterly Analysis

Net interest income for the third quarter of 2005 was $2.679 million, an increase of $943,000 or 54.3% compared to the third quarter of 2004.  This increase was primarily due to the increases in the volume of interest earning assets, coupled with changes in the distribution of assets held, and the volume of interest bearing liabilities.  Average earning assets increased $49.1 million or 20.9% for the three months ended September 30, 2005 compared to the same period in the prior year, while average gross loans increased by $83.4 million or 64.1% over the same period. Average gross loans comprised 75.2% and 55.4% percent of average earning assets for the quarters ended September 30, 2005 and 2004, respectively.

Continued quality loan growth has been the mantra of the Bank over the past year.  Although we have seen substantial gains in loan volumes over prior periods, we have had few delinquencies and no loan losses to date.  These increased loan volumes have been supported by investment portfolio payments, additional deposit growth, and borrowed funds including brokered certificates of deposit.  Based on the relative volumes of each of these funding sources, it is anticipated that the Company’s net interest margin will continue to be under pressure as we move through the rest of 2005.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 3.74% from 2.94% during the three months ended September 30, 2005 as compared to the same period in 2004, respectively, an increase of 80 basis points or 27.2%.

The beneficial increase in the Company’s net interest margin is as a result of two primary factors. Of lesser importance is the rate variance between periods, which is noted in Table 2, “Changes in Net Interest Income.”  Of far greater importance is the positive variance in loan volumes over prior periods.  The magnitude of the $83.4 million change in average loan volumes between the quarters ended September 30, 2005 and 2004 was the primary driver which resulted in a positive $943,000 change in the Company’s net interest income, as noted in Table 2.

YTD Analysis

Net interest income for the nine months ended September 30, 2005 was $7.160 million, an increase of $2.469 million or 52.6% compared to the same period of 2004.  This increase was primarily due to the increases in the volume of interest earning assets and interest bearing liabilities.  Average earning assets increased $45.1 million or 20.8% for the nine months ended September 30, 2005 compared to the same period in the prior year. Average loans increased by about $75.8 million or 67.0% compared to the same period in 2004 primarily due to internal growth. Average gross loans as a percent of average earning assets was 72.1% and 52.1% for the year to date periods ended September 30, 2005 and 2004, respectively.  As previously noted, such growth was the primary contributing factor to the enhanced net interest margin when one compares the nine months ended September 30, 2005 with the same period in 2004.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 3.64% from 2.89% during the nine months ended September 30, 2005 as compared to the same period in 2004, respectively, an increase of 75 basis points or 26.0%.

The beneficial increase in the Company’s net interest margin is as a result of two primary factors. Of lesser importance is the rate variance between periods, which is noted in Table 2, “Changes in Net Interest Income.”  Of far greater importance is the positive variance in loan volumes over prior periods.  The magnitude of the approximate $76 million change in average loan volumes over the nine month periods reported was the primary factor in reporting a positive variance of $2.5 million in the Company’s net interest income, as noted in Table 2.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined to be adequate by management to absorb losses inherent in the loan portfolio.  This allowance is increased by the provision charged to income and by recoveries on loans previously charged off.  Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation.  As discussed under “Critical Accounting Policies,” we believe that the methods we utilize to determine the allowance for loan losses constitute a critical accounting policy.  Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management” there can be no absolute assurance that we will not have to increase the amount of our provision for loan losses in future periods.  Please see Table 7.

Quarterly Analysis

We provided $292,000 and $207,000 for probable loan losses in the quarters ended September 30, 2005, and 2004, respectively.  The Company had no non-accrual loans, nor charged-off loans, at September 30, 2005 or 2004.  The Company had no past due loans as of September 30, 2005, or at the same date of 2004.  Please refer to Table 7 “Activity in the Allowances for Loan Losses” and Table 8 “Allocation of the Allowance for Loan Losses” for more analysis.

The Company also estimates an allowance for potential losses associated with off-balance sheet commitments and standby letters of credit.  The allowance is included with other liabilities on the Company’s balance sheet and any related increases or decreases in the allowance are included in other expense.  The Company’s reserve for off-balance sheet commitments amounted to $229,000 and $157,000 at September 30, 2005 and 2004, respectively.  The Company continues to believe that although loan quality remains high, at some point we may experience delinquencies and potential loan charge-offs.  For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

YTD Analysis

We provided $692,000 and $597,000 for probable loan losses during the nine months ended September 30, 2005, and 2004, respectively.  The Company had no non-accrual loans, nor charged-off loans, at September 30, 2005 or 2004.  The Company had no past due loans as of September 30, 2005, or at the same date of 2004.  Please refer to Table 7 “Activity in the Allowances for Loan Losses” and Table 8 “Allocation of the Allowances for Loan Losses” for more analysis.

The Company also estimates an allowance for potential losses associated with off-balance sheet commitments and standby letters of credit.  The allowance is included with other liabilities on the Company’s balance sheet and any related increases or decreases in the allowance are included in other expense.  The Company’s reserve for off-balance sheet commitments amounted to $229,000 and $157,000 at September 30, 2005 and 2004, respectively.  The provision for the off-balance sheet reserve was $68,000 and $82,000 for the nine months ending September 30, 2005 and 2004, respectively.  The Company continues to believe that although loan quality remains high, at some point we may experience delinquencies and potential loan charge-offs.  For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

Non-interest Income

Quarterly Analysis

Third quarter non-interest income (excluding realized securities, asset sales gains and losses, and BOLI) totaled $149,000, an increase of $49,000 from the third quarter of 2004.  Service charge income and other service charges and fees increased to $103,000 which represents an approximate increase of $33,000 or 32.0% over the same period in 2004.  During the third quarter of 2005 we sold $186,000 in trading equities, recognizing $10,000 in net losses.  Gains and losses from the sale of investments are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio as noted in Table 3.

The Company finalized a Deferred Compensation Plan during the quarter which included the BOLI. The quarterly increase in cash value of the BOLI amounted to $62.5 thousand. As the plan had not been finalized until the third quarter the increase in cash value of the BOLI from inception until the third quarter were also booked during the quarter. Those prior period increases amounted to $103.2 thousand.

YTD Analysis

YTD non-interest income (excluding realized securities, asset sales gains and losses, and BOLI) totaled $356,000, a decrease of $12,000 from the same period of 2004.  This decrease was due to a reduction of $123,000 of pre-underwriting fees which was $25,000 for the nine months ending at September 30, 2005 versus $148,000 for the same period in 2004.  Service charge income and other service charges and fees increased to $288,000 for the first nine months of 2005, an approximate increase of $89,000 or 44.7% over the same period in 2004.  During the first nine months of 2005 we sold $367,000 in equities, recognizing $26,000 in net gains.  Gains and losses from the sale of investments are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio as noted in Table 3.

The Company finalized a Deferred Compensation Plan during the third quarter and is using the BOLI as a funding mechanism. The increase in cash surrender value of the BOLI amounted to $165.8 thousand for the nine month period ending September 30, 2005.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $2.382 million and $1.716 million for the quarters ended September 30, 2005 and 2004, respectively, which represented an increase of $666,000 or 38.8%.  Expense categories that increased the most include salaries and benefits, data processing, telephone and data communications, and other expenses.

Increases in non-interest expense were driven by additional staffing and occupancy costs, as well as those activities specifically referred to in data processing and legal and accounting discussions.  The efficiency ratio was 77.8% and 93.5% for the quarters ended September 30, 2005 and 2004, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended September 30, 2005 was $1.231 million an increase of $486,000 or 65.2% from the same quarter 2004.  The increase was primarily due to the costs associated with the implementation of a Deferred Compensation Plan.  As the plan had not been finalized until the third quarter of 2005, the costs from inception until adoption were also booked during the quarter and those costs amounted to about $215,000. Expenses for the Deferred Compensation Plan for the quarter ended September 30, 2005 were approximately $129,000. The total of these costs amounted to approximately $346,000 or 71% of of the increase in salaries and benefits over the same quarter of 2004.  The balance of the increase was due to additional employees, with a full time equivalent (FTE) staffing level of 56 and 41 as of September 30, 2005 and 2004, respectively.  Of this increase, personnel added to support the new branch offices totaled fourteen FTE’s.  For the quarter ended September 30, 2005, such annualized salary costs, (including BOLI) approximated 1.72% of average earning assets, as compared to 1.26% for the same period in 2004.

Occupancy and equipment expense amounted to $382,000 for the quarter ended September 30, 2005, an increase of $64,000 or 20.1% from the same quarter in 2004, primarily due to the addition of two new branch offices.  For the quarter ended September 30, 2005, such annualized costs approximated 0.53% of average earning assets, as compared to 0.54% for the same period in 2004.

Data processing expenses amounted to $155,000 and $108,000 at September 30, 2005 and 2004, a $47,000 increase or 43.5% over the third quarter 2004.  The Company has found that to keep current with best practices for service provider and LAN/WAN security, it has been necessary to devote more resources to the reconfiguration of the Bank’s IT platform and related activities.  Web pages have been replaced, systems access requirements have been strengthened, and integrated banking application releases have been managed and controlled to a greater extent than previously required.  These upgrades to operating procedures have been brought about by continuing regulatory guidance in the IT arena, Sarbanes-Oxley reviews currently underway, and the implementation of certain risk management practices by the Company’s IT professionals.  The increase was also due to the growth of staff and facilities of the Company, and the Company’s reliance on technology to achieve greater availability of customer access to banking products on a 24/7 basis.  Costs associated with implementing web-sites, upgraded telecommunications and the implementation of an Intranet added to the additional costs during the quarter versus the same period in 2004.  In addition, the Bank’s data processor (Fidelity Integrated Financial Solutions) released a major upgrade of the integrated banking software which also contributed greatly to the additional data processing costs versus those of the same period in 2004.  Annualized data processing expenses for the quarter ended September 30, 2005 represents 0.22% of average earning assets as compared to 0.18% for the same period in 2004.

Legal, accounting and tax expenses totaled $125,000 and $188,000 for the quarter ended September 30, 2005 and 2004, a decrease of $63,000 or 33.5%.  A large portion of this decrease is attributable to the reduction in legal expenses for the quarter ending September 30, 2005 versus 2004 when significant legal expenses associated with the acquisition of CNA Trust were incurred.  Legal and accounting costs annualized represent 0.17% of average earning assets as of September 30, 2005 compared with 0.32% for the same period in 2004.

Other professional services costs were $133,000 and $89,000 for the quarters ended September 30, 2005 and 2004, respectively.  This category includes Sarbanes-Oxley Section 404 implementation, blanket bond, director and officer and commercial package insurance costs, as well as regulatory assessments and licensing costs and director’s expenses.  The primary increase in this expense category has been associated with the implications of testing requirements under Section 404 of the Sarbanes-Oxley Act.  It is expected that such costs will not abate over the next year, but rather will accelerate as we complete testing prior to the required final implementation date.

Other expenses amounted to $356,000 and $268,000, a $88,000 increase or 32.8% during the quarter ended September 30, 2005 as compared to 2004.  These increases are primarily due to growth of the Company, and represented 0.50% of average earning assets as of September 30, 2005 compared with 0.45% for the same period in 2004.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

YTD Analysis

Non-interest expense was $6.254 million and $4.467 million for the nine months ended September 30, 2005 and 2004, respectively, which represented an increase of $1.787 million or 40.0%.  Expense categories that increased the most as a percentage of total non-interest expense, include data processing and other expenses.  Most of the Company’s other non-interest expense categories actually declined as a percentage of total non-interest expense over the nine month periods reported.  The absolute dollar increases were driven by additional staffing, the expansion of existing facilities, the addition of new facilities (primarily the Bank’s third and fourth branch offices), and further implementation of holding company activities.  The efficiency ratio was 80.7% and 88.3% for the nine months ended September 30, 2005 and 2004, respectively.  For a description of the methodology we use to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the nine months ended September 30, 2005 was $2.823 million an increase of $808,000 or 40.1% from the same period of 2004.  The increase was primarily due to the costs associated with the implementation of the Company's Deferred Compensation Plan. The expenses for the compensation plan for the year to date were approximately $346,000 or approximately 42.8% of the increase over the same period in 2004.   The balance of the increase was due to additional employees, with a full time equivalent (FTE) staffing level of 56 and 41 as of September 30, 2005 and 2004, respectively.  Of this increase, personnel added to support the new branch offices totaled fourteen FTE’s.  For the nine months ended September 30, 2005, such costs approximated 1.44% of average earning assets, as compared to 1.24% for the same period in 2004.

Occupancy and equipment expense amounted to $1.135 million for the nine months ended September 30, 2005, an increase of $273,000 or 31.7% from the same quarter in 2004, primarily due to the increase in new facilities housing the administrative and holding company offices, the closing of the loan production office, the addition of two new branch offices, and the temporary location costs associated with maintaining the CNA office in Costa Mesa, California.  For the nine months ended September 30, 2005, such costs approximated 0.58% of average earning assets, as compared to 0.53% for the corresponding period in 2004.

Data processing expenses amounted to $599,000 and $266,000 for the nine month periods ending at September 30, 2005 and 2004, a $333,000 increase or 125%.  The Company has found that to keep current with best practices for service provider and LAN/WAN security, it has been necessary to devote more resources to the reconfiguration of the Bank’s IT platform and related activities.  Web pages have been replaced, systems access requirements have been strengthened, and integrated banking application releases have been managed and controlled to a greater extent than previously required.  These upgrades to operating procedures have been brought about by continuing regulatory guidance in the IT arena, Sarbanes-Oxley reviews currently underway, and the implementation of certain risk management practices by the Company’s IT professionals. The increase was also due to the growth of staff and facilities of the Company, and the Company’s reliance on technology to achieve greater availability of customer access to banking products on a 24/7 basis.  The increases also reflect the addition of IT infrastructure required to open the new branch in northwest Reno, and add infrastructure to the new California branch location to handle anticipated full service branch activities as well as prepare for an approved but unopened branch in the Spanish Springs area of Nevada.  Costs associated with implementing web-sites, upgraded telecommunications and the implementation of an Intranet added to the additional costs during the period versus the same period in 2004.  In addition, the Bank’s integrated banking applications data processor released a major upgrade of their software which also contributed greatly to the additional data processing costs versus those of the same period in 2004.  Data processing expenses for the nine months ended September 30, 2005 represents 0.31% of average earning assets as compared to 0.16% for the same period in 2004.

Legal, accounting and tax expenses totaled $348,000 and $374,000 at September 30, 2005 and 2004, a decrease of $26,000 or 7.0%.  While accounting costs were increased due to the Sarbanes-Oxley requirements, these costs were more than offset by the reduction in legal fees which were incurred in 2004 for the acquisition of CNA Trust.  Legal and accounting costs represented 0.18% of average earning assets for the nine month periods ended September 30, 2005 as compared with 0.23% for the comparable period in 2004.

Other professional service costs were $311,000 and $210,000 for the nine months ended September 30, 2005 and 2004, respectively.  This category includes the costs of professional services exclusive of legal, financial audit, and tax preparation costs.  The primary increase in this area has been as a result of meeting the requirements of Section 404 of the Sarbanes — Oxley Act.  These costs are not expected to diminish as we approach the final implementation date, based on our activities undertaken over the past nine months.  The category represents 0.16% of average earning assets for the nine months ended September 30, 2005 and 0.13% for the same period of 2004.

Other expenses amounted to $1.038 million and $740,000, a $298,000 increase or 40.3% during the nine months ended September 30, 2005 as compared to 2004.  These increases are primarily due to growth of the Company, and for this nine month period ended September 30, 2005 such costs represented a constant 16.6% of total non-interest expense for both nine month periods under review, and 0.53 % of average earning assets, as compared to 0.46% for the same period of 2004.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Provision for Income Taxes

At the current time, the Company has a tax loss carry-forward on a consolidated basis, and therefore no tax accrual has been recorded for any of the periods reported within the body of this report, and the tax equivalent information is not pertinent.  The Company has expensed $10,164 for taxes paid to the State of California Franchise Tax Board based on the results of 2004 operations for its California activities.

Comprehensive Income/(Loss)

Quarterly Analysis

Our available for sale investment portfolio had net unrealized losses of $410,000 at September 30, 2005 and $246,000 at September 30, 2004.  At September 30, 2005 the net unrealized loss represented 2.2% of securities available for sale and 0.67% at September 30, 2004.  Comprehensive income differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive income/(loss) reported in the financial statements is due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.

The Company’s other comprehensive loss was $88,000 during the three months ended September 30, 2005 as compared to the other comprehensive income of $1.0 million during the quarter ended September 30, 2004.  The change represents both a reduction of AFS investments over the two periods under review, as well as substantial temporary changes in money market conditions.  As financial rates increase over the long term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio will depreciate in value over the remainder of the year.

YTD Analysis

Our available for sale investment portfolio had net unrealized losses of $410,000 at September 30, 2005 and $246,000 at December 31, 2004.  At September 30, 2005 the net unrealized loss represented 2.2% of securities available for sale.  Comprehensive income differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the other comprehensive income/(loss) reported in the financial statements is due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.

The Company’s other comprehensive loss was $47,000 during the nine months ended September 30, 2005 as compared to the other comprehensive income of $15,000 during the comparable period in 2004.  As financial rates increase over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio will depreciate in value over the remainder of the year.

FINANCIAL CONDITION

Our consolidated total assets were approximately $319 million and $247 million at September 30, 2005 and December 31, 2004, respectively, an increase of about 29.1%.  Total average assets were approximately $275 million and $227 million for the nine months ended September 30, 2005 and 2004, respectively.  The 21.1% change in average assets between the nine month periods under review reflects the continuing growth of the Company.

Securities and Other Earning Assets

Quarterly Analysis

The available for sale and held to maturity securities portfolios were $69.2 million at September 30, 2005 and averaged $63.0 million during the third quarter of 2005 as compared to $78.1 million and an average of $100.1 million for the same periods in 2004.  The securities portfolio consists primarily of mortgage-

backed securities that have monthly cash flows and U.S. Government agency securities.  The average yield on investments was 3.35% for the quarter ended September 30, 2005 and 2.99% for the quarter ended September 30, 2004.  Securities available for sale had a net unrealized loss of $410,000 at September 30, 2005 as compared to the net unrealized loss of $246,000 at December 31, 2004.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income,”  Please refer to Note 5 of the Notes to Consolidated Financial Statements for more information.  At September 30, 2005 the Company had $1.2 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the quarter ending September 30, 2005 the Company had unrealized gains of $46,000 from these trading equities.

YTD Analysis

The securities portfolio was $69.2 million at September 30, 2005 and averaged $65.1 million during the first nine months of 2005 as compared to $78.1 million and an average of $95.9 million for the same periods of 2004.  The securities portfolio consists primarily of mortgage-backed securities with monthly payment streams and U.S. Government agency securities.  The average yield on investments was 3.42% for the nine months ended September 30, 2005 and 3.13% for the same period ended September 30, 2004.  Securities available for sale had a net unrealized loss of $410,000 at September 30, 2005 as compared to the net unrealized loss of $246,000 at December 31, 2004.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income.”  Please refer to Note 5 of the Notes to Consolidated Financial Statements for more information.  At September 30, 2005 the Company has $1.2 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the nine months ending September 30, 2005 the Company had unrealized losses of $43,000 from these trading equities.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the Company’s investment portfolio at September 30, 2005 was 2.07, as compared to 2.07 as of September 30, 2004.   At December 31, 2004 the portfolio’s effective duration was 2.12.

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

At September 30, 2005 all debt securities have an aggregate depreciation of about 1.5% from the Company’s amortized cost basis as compared to 1.0% at December 31, 2004 and 2.1% as of September 30, 2004.  In the available for sale portfolio fourteen securities have an unrealized loss as of September 30, 2005.  In all but one of those securities the unrealized loss has exceeded one year.  There are sixty five securities in the held to maturity portfolio that have an unrealized loss as of September 30, 2005.  For forty six of those securities, the loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

The ratio of average total investments to average total assets was 23.6%, 41.8% and 47.7% for the nine months ended at September 30, 2005, the twelve months ended December 31, 2004 and September 30, 2004, respectively.  This reflects the continuing reduction of the investment portfolio as a major portion of the interest earning asset base of the Company, over the periods under review.

Loans

Quarterly Analysis

Total gross loans amounted to $230.9 million, at September 30, 2005, $160.7 million at December 31, 2004, and $139.4 million at September 30, 2004, respectively.  Gross loans averaged $213.5 million for the third quarter of 2004, an increase of about $83.4 million or approximately 64% from the average amount of such loans during the third quarter of 2004.

During the quarter ended September 30, 2005 the Company changed its method of internal reporting for purchased SBA/USDA loans.  Previous to that date, those loans were carried on an excel spreadsheet with the premium accounted for within the loan principal reported.  During the quarter, however, such purchased loans were placed on the Bank’s integrated loan application system, and the prepaid premiums were moved to costs associated with deferred fees and costs under FAS 91.  As a result, the premiums of approximately $800,000 were reclassified to be carried as “deferred loan fees, net”, with a concomitant reduction in the gross loans total.

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

As noted in Table 6 “Composition of the Loan Portfolio,” commercial real estate loans amounted to $101.2 million and $54.8 million at September 30, 2005 and 2004, respectively.  This loan category increased $46.4 million or about 85% from the amount of such loans at September 30, 2004.  Residential real estate loans and construction and land development loans increased $44.1 million to $79.7 million or 124% over September 30, 2004 balances.

Commercial and industrial loans approximated $16.2 million and $14.7 million at September 30, 2005 and 2004, respectively.  Commercial loans increased about $1.5 million or 10.2% over the balances at September 30, 2004.  At September 30, 2005 the Company had $19.7 million outstanding of purchased USDA/SBA loans, as compared to $23.3 million at September 30, 2004.  The difference relates to payments received during the intervening period.  These loans were acquired during the latter half of 2003 and the early part of 2004 to enhance the yield of the earning assets portfolio held by the Bank, and to assist in asset/liability planning activities.

Consumer loans amounted to $14.0 million and $11.0 million at September 30, 2005 and 2004, respectively.  Consumer loans increased $3.0 million or 27.3% from the balances outstanding as of September 30, 2004.

The ratio of average gross loans to average total assets was 71.2% and 52.7% for the quarters ended September 30, 2005 and September 30, 2004, respectively, reflecting the continued growth of the loan portfolio as a percentage of average assets and average earning assets, which enhances the Company’s net interest margin both in the current period and over time.

YTD Analysis

Total gross loans amounted to $230.9 million, at September 30, 2005, $160.7 million at December 31, 2004, and $139.4 million at September 30, 2004, respectively.  Gross loans averaged $188.9 million for the first nine months of 2005, an increase of $75.8 million or 67.0% from the average amount of gross loans during the same period of 2004.

As noted in Table 6 “Composition of the Loan Portfolio,” commercial real estate loans amounted to $101.2 million and $69.2 million at September 30, 2005 and December 31, 2004, respectively.  These loans increased $32.0 million or 46.2% from the amount of such loans since year end December 31, 2004.  Residential real estate loans and construction and land development increased $36.5 million to $79.7 million or 84.3% over December 31, 2004 balances.

Commercial and industrial loans approximated $16.2 million and $14.7 million at September 30, 2005 and December 31, 2004, respectively.  Commercial loans increased about $1.5 million or 10.3% over the balances at December 31, 2004.  At September 30, 2005 the Company had $19.7 million outstanding of purchased USDA/SBA loans as compared to $21.8 million as of December 31, 2004.  The difference relates to payments received during the intervening period.  These loans were acquired during the latter half of 2003 and the early part of 2004 to enhance the yield of the earning assets portfolio held by the Bank, and to assist in asset/liability planning activities.

Consumer loans amounted to $14.0 million and $11.6 million at September 30, 2005 and December 31, 2004, respectively.  Consumer loans increased $2.4 million or 20.7% from the balances outstanding as of December 31, 2004.

The ratio of average gross loans to average total assets was 68.6%, 52.5% and 49.9% for the nine month period ending September 30, 2005, the twelve month period ending December 31, 2004 and the nine month period ending September 30, 2004, respectively.

Deposits

Total deposits were approximately $271 million and $188 million as of September 30, 2005 and December 31, 2004 respectively, an increase of $83 million or 44.1%.  Core deposits (deposits, excluding certificates of deposit greater than $100,000 and brokered deposits), have increased about $26 million or 16.0% since December 31, 2004.  The Company acquired from various brokers, approximately $45 million of 60 day and three and four year time certificates of deposit under $100,000.  The ratio of deposits to total liabilities was 93.2%, 85.8% and 95.1% at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $38.2 million at September 30, 2005 and $34.5 million at September 30, 2004, respectively.  Average non-interest bearing deposits totaled $35.6 million during the third quarter of 2005, which represented 13.2% of average total deposits and $34.2 million or 15.5% during the third quarter of 2004.  This is an increase of about $1.4 million or 4.0% during the 12 month period ending September 30, 2005.  The increase in non-interest bearing deposits reflected growth in commercial and personal accounts.

Interest bearing deposits amounted to approximately $232.7 million and $171.8 million at September 30, 2005 and September 30, 2004, respectively.  Third quarter average interest-bearing deposits were $219.8 million, an increase of approximately $47.6 million or 27.7% during the quarter ended September 30, 2005, as compared to the average of $172.2 million in interest-bearing deposits during quarter ended September 30, 2004.  About 25.6% of the average quarterly increase in interest bearing deposits was represented by an average increase of about $12 million in brokered time certificates of deposit.

YTD Analysis

Non-interest bearing deposits amounted to approximately $38.2 million, $33.4 million and $34.5 million, at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.  Since year end 2004 non-interest deposits have increased $4.8 million or 14.4%.  Average non-interest bearing deposits totaled $33.0 million during the first nine months of 2005, which represented 14.4% of average total deposits.  During the first nine months of 2004, these amounts were $29.7 million and 14.5% respectively.

Interest bearing deposits amounted to approximately $232.7 million, $155.0 million, and $171.8 million at September 30, 2005, December 2004, and September 30, 2004, respectively.  Interest bearing deposits have increased $77.7 million since December 31, 2004 or about 50%.  Of this increase $45 million or approximately 58% is represented by brokered certificates of deposits.  Average interest-bearing deposits were $196.4 million, an increase of approximately $31.2 million or 18.9%, for the nine months ended September 30, 2005, as compared to the same time period in 2004.

Included in the deposit categories above are public deposits, which averaged $2.8 million as of September 30, 2005 and $2.7 million as of December 31, 2004.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased, other short term borrowings, and lease obligations, amounted to $18.3 million, $30.5 million and $10.0 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.  The Company has an available federal funds borrowing capacity amounting to $5.2 million as of September 30, 2005.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit in the amount of $56 million as of September 30, 2005.

Long term other borrowed funds would normally include FHLB advances, capital lease obligations and other debt with terms greater than one year, should they be utilized.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $79.7 million at September 30, 2005 as compared to $51.5 at December 31, 2004.  These commitments represented about 35% and 32% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters of credit totaled $368,000 as of September 30, 2005 and $310,000 at December 31, 2004.

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

Our real estate loan portfolio accounted for 78.4% of the total loan portfolio as of September 30, 2005 and 70.0% at December 31, 2004.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial business loans accounted for 7.0% of the total loan portfolio as of September 30, 2005.  Commercial loans were 9.2% of the portfolio at December 31, 2004.  Commercial business loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economy of our market area.  Commercial loans consist primarily of loans secured by various kinds of equipment, machinery and other corporate assets.  SBA and USDA/SBA purchased loans outstanding were about $19.7 million and $21.8 million respectively, as of September 30, 2005 and December 31, 2004.

Consumer loans accounted for 6.1% of our total loan portfolio as of September 30, 2005 as compared to 7.2% at December 31, 2004.  While such loans are a smaller percentage at September 30, 2005, the absolute dollar volume actually increased by more than $2 million over the period.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which does not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale.  The Company did not have any nonperforming assets at September 30, 2005, December 31, 2004 or September 30, 2004, respectively.

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

We quantify and measure interest-rate exposure using a dynamic model to simulate net interest income under various interest rate scenarios over a 12 and 24 month period.  Simulated scenarios include, deliberately extreme interest rate “shocks” and more gradual interest rate “ramps.”  Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, increases or decreases of product balances and the behavior of our deposit and loan customers.  The most material assumptions relate to the shape of the yield curve within current money market conditions, as well as the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities).  The risk of prepayment tends to increase when interest rates fall.  Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be precisely determined.  Complicating our efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of our assets and liabilities.

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

As of September 30, 2005 the Company had about $68 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash and due from balances, sale of AFS securities, the use of unsecured fed funds lines of credit, and collateralized borrowings.  This represented approximately 25% of deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.  Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At September 30, 2005, shareholders’ equity amounted to $28.2 million or approximately 9% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 10.  As indicated in this table, we currently exceed all regulatory capital requirements.

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

While the Company’s assessment of the effectiveness of its internal control over financial reporting is not complete, a material weakness, as defined in standards established by the Public Company Accounting Oversight Board, was identified during 2004.  The identified material weakness consisted of IT system administration wherein the CFO served as the IT administrator.  In general this function should be segregated from other tasks involving financial recording and other financial responsibilities.  At the current time all system administration functions are performed by contracted IT professionals under the guidance of the CFO.  As a result, the Company believes that an adequate segregation of duties prevents material misstatements of annual or interim financial statements.  Regardless, the Company hired an internal IT professional during the third quarter of 2005 and has removed the IT responsibility from the CFO, and now believes that the weakness has been remediated.

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

•   None

Item 3.  Defaults Upon Senior Securities

•   None

Item 4.  Submission of Matters to a Vote of Security Holders

•   None

Item 5.  Other Information

•   None

Item 6.  Exhibits

(a)           The following exhibits are filed as part of this report.

Exhibit Number	Description
Exhibit 10.1	Indenture
Exhibit No.31.1	Certification of Chief Executive Officer Under 18 U.S.C. § 1350.
Exhibit No.31.2	Certification of Chief Financial Officer Under 18 U.S.C. § 1350.
Exhibit No. 32	Certification of Periodic Financial Report.

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

	For the Quarter Ended September 30,			For the Quarter Ended September 30,
	2005 (a,b,f)			2004 (a,b,f)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$4,809	$50	4.12%	$3,058	$15	1.95%
Securities	62,963	531	3.35%	100,163	753	2.99%
Equity	2,807	21	2.97%	1,642	11	2.67%
Total Investments	70,579	602	3.38%	104,863	779	2.96%

Loans: (c)
Commercial	16,354	282	6.84%	14,168	193	5.42%
Real Estate	162,588	3,171	7.74%	82,530	1,417	6.83%
Consumer	637	(5)	-3.11%	1,197	18	5.98%
Security Lines	13,558	226	6.61%	8,214	115	5.57%
SBA Loans Purchased	20,326	367	7.16%	23,946	161	2.67%
Other	47	—	0.00%	23	—	0.00%
Total Loans	213,510	4,041	7.51%	130,078	1,904	5.82%
Total Earning Assets (e)	284,089	4,643	6.48%	234,941	2,683	4.54%
Non-Earning Assets	14,998			11,676
Total Assets	$299,087			$246,617
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$7,754	$5	0.26%	$6,624	$3	0.18%
Savings Accounts	2,656	4	0.60%	2,560	3	0.47%
Money Market	124,911	1,051	3.34%	130,765	720	2.19%
IRA’s	1,136	8	2.79%	795	4	2.00%
Certificates of Deposit<$100,000	47,344	442	3.70%	5,033	22	1.74%
Certificates of Deposit>$100,000	35,951	320	3.53%	26,376	140	2.11%
Total Interest Bearing Deposits	219,752	1,830	3.30%	172,153	892	2.06%
Borrowed Funds:
Total Borrowed Funds	13,693	134	3.88%	13,497	55	1.62%
Total Interest Bearing Liabilities	233,445	1,964	3.34%	185,650	947	2.03%
Demand Deposits	35,580			34,171
Other Liabilities	1,095			305
Shareholders’ Equity	28,967			26,491
Total Liabilities and Shareholders’ Equity	$299,087			$246,617

Interest Rate Spread (d)			3.15%			2.51%

Interest Income/Earning Assets			6.48%			4.54%
Interest Expense/Earning Assets			2.74%			1.60%
Net Interest Income and Margin (g)		$2,679	3.74%		$1,736	2.94%

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

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2005 (a,b,f)			2004 (a,b,f)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$5,358	$122	3.04%	$7,033	$70	1.33%
Securities	65,064	1,663	3.42%	95,909	2,245	3.13%
Equity	2,805	61	2.91%	976	18	2.46%
Total Investments	73,227	1,846	3.37%	103,918	2,333	3.00%

Loans: (c)
Commercial	15,457	752	6.50%	13,933	553	5.30%
Real Estate	139,853	7,721	7.38%	69,842	3,532	6.76%
Consumer	1,910	80	5.60%	1,402	61	5.81%
Security Lines	10,544	547	6.94%	6,742	263	5.21%
SBA Loans Purchased	21,132	927	5.87%	21,176	538	3.39%
Other	32	—	0.00%	36	—	0.00%
Total Loans	188,928	10,027	7.10%	113,131	4,947	5.84%
Total Earning Assets (e)	262,155	11,873	6.06%	217,049	7,280	4.48%
Non-Earning Assets	13,143			9,561
Total Assets	$275,298			$226,610
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$6,899	$11	0.21%	$6,359	$8	0.17%
Savings Accounts	2,525	10	0.53%	2,192	8	0.49%
Money Market	121,677	2,692	2.96%	124,335	1,934	2.08%
IRA’s	1,041	19	2.44%	835	11	1.76%
Certificates of Deposit<$100,000	33,263	840	3.38%	5,203	67	1.72%
Certificates of Deposit>$100,000	31,021	746	3.22%	26,335	411	2.08%
Total Interest Bearing Deposits	196,426	4,318	2.94%	165,259	2,439	1.97%
Borrowed Funds:
Total Borrowed Funds	16,960	395	3.11%	9,564	150	2.09%
Total Interest Bearing Liabilities	213,386	4,713	2.95%	174,823	2,589	1.98%
Demand Deposits	32,959			29,671
Other Liabilities	962			497
Shareholders’ Equity	27,991			21,619
Total Liabilities and Shareholders’ Equity	$275,298			$226,610

Interest Rate Spread (d)			3.10%			2.50%

Interest Income/Earning Assets			6.06%			4.48%
Interest Expense/Earning Assets			2.41%			1.59%
Net Interest Income and Margin (g)		$7,160	3.64%		$4,691	2.89%

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

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2005 vs. 2004				2005 vs. 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$9	$17	$9	$35	$(17)	$90	$(21)	$52
Securities	(280)	91	(33)	(222)	(722)	208	(68)	(582)
Equity	8	1	1	10	34	3	6	43
Total Investment Income	(263)	109	(23)	(177)	(705)	301	(83)	(487)

Loans:
Commerical	30	51	8	89	60	125	14	199
Real Estate	1,378	189	187	1,754	3,540	324	325	4,189
Consumer	(9)	27	(41)	(23)	22	(2)	(1)	19
Security Lines	75	22	14	111	148	87	49	284
SBA Loans Purchased	(24)	271	(41)	206	(1)	393	(3)	389
Other	—	—	—	—	—	—	—	—
Total Loan Income	1,450	560	127	2,137	3,769	927	384	5,080

Total Interest Income	1,187	669	104	1,960	3,064	1,228	301	4,593

Interest Expense
Interest Bearing Deposits:
Now Accounts	1	1	—	2	1	2	—	3
Savings	—	1	—	1	1	1	—	2
Money market	(32)	379	(16)	331	(41)	818	(19)	758
IRA’s	2	2	—	4	3	4	1	8
Certificates of deposit<$100,000	186	25	209	420	361	65	347	773
Certificates of deposit>$100,000	51	94	35	180	73	224	38	335
Total interest-bearing deposits	208	502	228	938	398	1,114	367	1,879

Borrowed Funds	1	77	1	79	116	73	56	245

Total interest expense	209	579	229	1,017	514	1,187	423	2,124

Net Interest Income	$978	$90	$(125)	$943	$2,550	$41	$(122)	$2,469

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$51	13.56%	$36	80.00%	$150	24.23%	$97	30.12%
Other service charges, commissions and fees	52	13.83%	34	75.56%	138	22.29%	102	31.68%
Pre-underwriting fees	—	0.00%	9	20.00%	25	4.04%	148	45.96%
Income on bank owned life insurance	232	61.70%	—	0.00%	232	37.48%	—	0.00%
Unrealized gains on trading securities	46	12.23%	21	46.67%	43	6.95%	21	6.52%
Gain/(loss) on sale of fixed assets	5	1.33%	—	0.00%	5	0.81%	—	0.00%
Gain/(loss) on sale of investments	(10)	-2.66%	(55)	-122.22%	26	4.20%	(46)	-14.29%
Total non-interest income	376	100.00%	45	100.00%	619	100.00%	322	100.00%

As a percentage of average earning assets		0.53%		0.08%		0.32%		0.20%

Other Operating Expense:

Salaries and employee benefits	1,231	51.68%	745	43.41%	2,823	45.14%	2,015	45.11%
Occupancy costs	382	16.04%	318	18.53%	1,135	18.15%	862	19.30%
Advertising and marketing costs	85	3.57%	84	4.90%	258	4.13%	176	3.94%
Data processing costs	155	6.51%	108	6.29%	599	9.58%	266	5.95%
Deposit services costs	69	2.90%	62	3.61%	190	3.04%	154	3.45%
Loan servicing costs	(6)	-0.25%	3	0.17%	(4)	-0.06%	5	0.11%
Provision for undisbursed loan commitments	32	1.34%	26	1.52%	68	1.09%	82	1.84%
Telephone and data communications	47	1.97%	24	1.40%	119	1.90%	89	1.99%
Postage	11	0.46%	9	0.52%	33	0.53%	33	0.74%
Legal and accounting and tax	125	5.25%	188	10.96%	348	5.56%	374	8.37%
Other professional services	133	5.58%	89	5.19%	311	4.97%	210	4.70%
Stationery and supplies	22	0.92%	40	2.33%	80	1.28%	94	2.10%
Other	96	4.03%	20	1.17%	294	4.70%	107	2.40%
Total non-interest expense	$2,382	100.00%	$1,716	100.00%	$6,254	100.00%	$4,467	100.00%

As a percentage of average earning assets		3.33%		2.91%		3.19%		2.75%
Net non-interest income/expense as a percentage of average earning assets		2.80%		2.83%		2.87%		2.55%

Efficiency ratio (a)		77.84%		93.46%		80.72%		88.30%

(a)          Represents non-interest expense as a percentage of net interest income and non-interest income excluding realized gains and losses on the sale of Company assets.

Table 4 - Securities Available for Sale,  Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	September 30,		September 30,		December 31,
	2005		2004		2004
	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale

US Gov’t agencies	$15,472	$15,108	$19,098	$18,855	$14,493	$14,151
Mortgage-backed securities	2,334	2,321	—	—	—	—
Corporate bonds	693	674	1,339	1,342	909	902
State & political subdivisions	500	486	628	622	500	487
Subtotal, Available for Sale	$18,999	$18,589	$21,065	$20,819	$15,902	$15,540

Held to Maturity

US Treasury and Government Agency Securities	$11,208	$11,079	$7,986	$7,993	$7,984	$7,917
Mortgage-backed securities	37,891	37,176	47,827	47,562	44,095	43,680
Corporate bonds	1,282	1,330	1,278	1,385	1,279	1,365
State & political subdivisions	216	249	234	272	230	265
Subtotal, Held to Maturity	$50,597	$49,834	$57,325	$57,212	$53,588	$53,227

Fair value as a % of amortized cost of Held to Maturity Securities		98.5%		99.8%		99.3%

Trading Securities
Equity Investments	1,013	1,161	954	976	970	1,088

Total Securities	$70,609	$69,584	$79,339	$79,007	$70,460	$69,855

Table 5 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of September 30, 2005.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
					More Than 5		More Than
	Less than 1 Year		1 to 5 Years		to 10 Years		10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$3,958	2.70%	$7,368	2.85%	$3,782	4.48%	$—	—	$15,108	3.22%
Mortgage-backed Securities	49	5.46%	31	6.38%	225	5.35%	2,016	5.31%	2,321	5.33%
State & Political subdivisions	—	—	486	2.57%	—	—	—	—	486	2.57%
Corporate Bonds	—	—	105	6.82%	28	7.67%	541	7.13%	674	7.11%
Total Available for Sale Securities	$4,007		$7,990		$4,035		$2,557		$18,589	3.61%

Held to Maturity Securities

US Government Agencies	$1,983	4.04%	$9,224	3.33%	$—	—	$—	—	$11,208	3.45%
Mortgage-backed Securities	—	—	3,452	3.18%	13,395	3.53%	21,044	3.84%	37,891	3.67%
State & Political subdivisions	—	—	—	—	216	6.00%	—	—	216	6.00%
Corporate Bonds	250	6.65%	1,032	6.39%	—	—	—	—	1,282	6.44%
Total Held to Maturity Securities	$2,233		$13,708		$13,611		$21,044		$50,597	3.70%

Total Investment Securities	$6,240		$21,698		$17,646		$23,601		$69,186	3.68%

Table 6 - Composition of the Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of
	September 30,		September 30,		December 31,
	2005		2004		2004
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial and Industrial	$16,242	7.04%	$14,707	10.55%	$14,732	9.17%
Real Estate:
Commercial	101,211	43.84%	54,807	39.31%	69,228	43.08%
Residential	10,571	4.58%	8,553	6.13%	9,877	6.15%
Construction and Land Development	69,165	29.96%	27,039	19.39%	33,407	20.79%
Total Real Estate	180,947	78.38%	90,399	64.83%	112,512	70.01%

SBA / USDA Loans	19,680	8.52%	23,303	16.71%	21,831	13.58%
Consumer loans	13,994	6.06%	11,032	7.91%	11,633	7.24%
Gross Loans	230,863	100.00%	139,441	100.00%	160,708	100.00%

Less:
Allowance for Loan Losses	2,278		1,419		1,586
Net Unearned Loan Fees/Costs	261		503		597
Net Loans	$228,324		$137,519		$158,525

Table 7 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended		For the YTD Periods Ending,
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
(Dollars in thousands)

Allowance at the beginning of the period	$1,986	$1,212	$1,586	$822

Charge-offs:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	—	—
SBA/USDA	—	—	—	—
Real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Charged-Off	—	—	—	—

Recoveries:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	—	—
SBA/USDA	—	—	—	—
Real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Recovered	—	—	—	—

Net loan charge offs	—	—	—	—

Provision charged to expense	292	207	692	597

Balance	$2,278	$1,419	$2,278	$1,419

Average gross loans outstanding during period	$213,510	$130,078	$188,928	$113,131
Gross loans outstanding at end of period	$230,863	$139,441	$230,863	$139,441

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	0.99%	1.02%	0.99%	1.02%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a	n/a	n/a

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

	As of September 30,		As of September 30,		As of December 31,
	2005		2004		2004
		% Total		% Total		% Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
	(Dollars in thousands)

Commercial and Industrial	$301	7.04%	$263	10.55%	$266	9.17%
Real Estate:
Commercial	1,056	43.84%	532	39.31%	654	43.08%
Residential	111	4.58%	66	6.13%	74	6.15%
Construction and Land Development	762	29.96%	386	19.39%	391	20.79%
Total Real Estate	1,929	78.38%	984	64.83%	1,119	70.01%

SBA / USDA/ Govt Gtd Loans	19	8.52%	11	16.71%	6	13.58%
Consumer loans	26	6.06%	160	7.91%	191	7.24%
Unallocated	3	0.00%	1	0.00%	4	0.00%
	$2,278	100.00%	$1,419	100.00%	$1,586	100.00%

(1) Represents percentage of loans in category to total loans.

Table 9 - Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on our net interest income over a 12 month period following June 30, 2005 in the event of a ramping up or down in the indicated market interest rates.

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 200 basis points	$1,316	0.42%
Up 100 basis points	$676	0.21%
Down 100 basis points	$(841)	-0.27%
Down 200 basis points	$(1,956)	-0.62%

Table 10 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$30,641	12.42%	$19,735	8.00%	NA	NA
Nevada Security Bank	$28,030	11.47%	$19,548	8.00%	$24,436	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$28,134	11.41%	$9,867	4.00%	NA	NA
Nevada Security Bank	$25,523	10.45%	$9,774	4.00%	14,661	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$28,134	9.42%	$11,948	4.00%	NA	NA
Nevada Security Bank	$25,523	8.63%	$11,835	4.00%	$14,794	5.00%

June 30, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$29,912	14.30%	$16,731	8.00%	NA	NA
Nevada Security Bank	$27,115	13.11%	$16,546	8.00%	$20,683	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,729	13.26%	$8,366	4.00%	NA	NA
Nevada Security Bank	$24,932	12.05%	$8,273	4.00%	12,410	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,729	10.14%	$10,940	4.00%	NA	NA
Nevada Security Bank	$24,932	9.21%	$10,826	4.00%	$13,533	5.00%

March 31, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$29,448	16.13%	$14,605	8.00%	NA	NA
Nevada Security Bank	$26,473	14.68%	$14,427	8.00%	$18,034	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,430	15.03%	$7,303	4.00%	NA	NA
Nevada Security Bank	$24,455	13.56%	$7,213	4.00%	10,820	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,430	9.93%	$11,055	4.00%	NA	NA
Nevada Security Bank	$24,455	9.82%	$9,957	4.00%	$12,446	5.00%

December 31, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,978	17.26%	$13,434	8.00%	NA	NA
Nevada Security Bank	$25,940	15.60%	$13,303	8.00%	$16,629	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,321	16.22%	$6,717	4.00%	NA	NA
Nevada Security Bank	$24,193	14.55%	$6,652	4.00%	9,978	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,321	11.01%	$9,893	4.00%	NA	NA
Nevada Security Bank	$24,193	9.91%	$9,768	4.00%	$12,211	5.00%

Table 11 -QUARTERLY DATA (UNAUDITED)

	2005			2004				2003
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$4,643	$3,864	$3,366	$3,256	$2,683	$2,458	$2,139	$1,735	$1,396	$1,143	$976
Interest Expense	1,964	1,533	1,216	1,080	947	825	817	598	533	413	349
Net interest income	2,679	2,331	2,150	2,176	1,736	1,633	1,322	1,137	863	730	627

Provision for Loan Losses	292	186	214	167	207	170	220	55	95	362	90
Net interest income after Provision for Loan Losses	2,387	2,145	1,936	2,009	1,529	1,463	1,102	1,082	768	368	537

Non-interest income	376	97	146	98	45	122	155	195	126	243	329
Non-interest expenses	2,382	1,967	1,905	1,775	1,716	1,499	1,252	1,187	1,110	993	923

Net Income (Loss)	$381	$275	$177	$332	$(142)	$86	$5	$90	$(216)	$(382)	$(57)

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	(88)	266	(225)	(117)	1,005	(1,409)	419	68	(352)	113	(406)

Comprehensive Income (Loss)	$293	$541	$(48)	$215	$863	$(1,323)	$424	$158	$(568)	$(269)	$(463)

Earnings per common share:
Basic	$0.13	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00	$0.06	$(0.15)	$(0.27)	$(0.04)
Diluted	$0.12	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00	$0.06	$(0.15)	$(0.27)	$(0.04)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date:	November 14, 2005	by:	/s/ Harold G. Giomi

Harold G. Giomi
Chief Executive Officer

Date:	November 14, 2005	by:	/s/ Jack B. Buchold

Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)