Form 10KSB
period 2005-12-31
BANK HOLDINGS
filed 2006-03-31
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is an Shell Company (as defined in Rule 12b-2 of the Act)

YES	☐	NO	☒

For the year ending December 31, 2005 the Registrant’s revenues were $17,938,000.

As of March 21, 2006, the aggregate market value of the voting stock held by non – affiliates of the Registrant was approximately $44.2 million based on the NASDAQ closing price on that date of $18.85 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of Common Stock of the registrant outstanding as of March 21, 2006 was 3,124,266 par value $0.01. Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed with Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 9-12.

FORM 10-KSB

i

PART I

ITEM 1.                             BUSINESS

The Company

The Bank Holdings

The Bank Holdings is a bank holding company incorporated in Nevada on January 17, 2003 and registered under the Bank Holding Company Act of 1956, as amended. We conduct operations through our principal subsidiary, Nevada Security Bank, a Nevada state-chartered commercial bank. We and Nevada Security Bank are both headquartered in Reno, Nevada at 9990 Double R Boulevard. We acquired all of the outstanding shares of Nevada Security Bank on August 29, 2003. The Company’s only other direct subsidiary is The Bank Holdings Statutory Trust I, a Connecticut statutory trust which was formed in November, 2005 solely to facilitate the issuance of variable rate capital trust pass through securities. This additional regulatory capital has enabled the Company to follow previously established expansion plans without an impairment of risk-based capital ratios. Pursuant to FASB Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), The Bank Holdings Statutory Trust I is not reflected on a consolidated basis in the financial statements of the Company. The Bank Holdings has only one employee who is not also an employee of Nevada Security Bank. The Company exists primarily for the purpose of holding the stock of the Bank and of other such subsidiaries it may acquire or establish.

The Company’s principal sources of income are from interest earning assets held in portfolio, as well as dividends from the Bank, which are currently restricted. The Company intends to explore supplemental sources of income in the future.

At December 31, 2005, the Company had consolidated assets of $384.6 million, deposits of $338.2 million and shareholder’s equity of $28.7 million. During the quarter ended March 31, 2004, the Company issued 1,552,500 shares of its $.01 par value common stock. 850,000 shares were sold by the Company at a sales price of $11.00 per share. 702,500 shares were sold by D.A. Davidson & Co. for a net sales price of $10.23 per share. Gross proceeds amounted to $16.5 million and direct, incremental costs of issuance were approximately $400,000 which resulted in an increase of capital in the amount of $16.1 million.

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

Nevada Security Bank (NSB) operates from its head office in Reno, and its branch offices in Incline Village, and northwest Reno, Nevada, as well as Roseville, California. Incline Village is located on the north shore of Lake Tahoe, Nevada, approximately 25 miles south of Reno, Nevada. Roseville is located in the Sacramento, California environs, about 124 miles southwest of Reno, Nevada. That branch is separately branded as Silverado Bank, a division of NSB. Silverado Bank also focuses on government guaranteed loans through the

Small Business Administration, or SBA. The addresses of our current full-service branch offices are as follows:

Reno:	9990 Double R Boulevard	Incline Village:	910 Tahoe Boulevard, Suite 101
	Reno, Nevada 98521		Incline Village, Nevada 89451
	(775) 853-8600		(775) 832-8100
	Date of opening: 12/27/01		Date of opening: 3/6/02

Northwest	1680 Robb Drive	Roseville:	2270 Douglas Blvd., Ste 220
Reno:	Reno, Nevada 89523		Roseville, California 95991-4239
	(775) 746-9800		(916) 787-1900
	Date of opening: 10/11/04		Date of opening: 3/18/05

As an independent community commercial bank, Nevada Security Bank offers a full range of consumer and commercial banking services primarily to the business and professional community and individuals located in  two primary areas; Washoe County, Nevada and Placer County, California. Nevada Security Bank has a full complement of lending activities, including commercial and industrial, real estate construction, real estate mortgage, as well as agricultural and consumer loans, with particular emphasis on short and medium-term obligations. Nevada Security Bank’s loan portfolio is not concentrated in any one industry, although approximately 78% of Nevada Security Bank’s loans are secured by real estate. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate.

As of December 31, 2005, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of those areas was responsible, were as follows:  (i) loans secured by real estate 78.1%; (ii) commercial and industrial (including SBA) loans, 13.8%, and (iii) consumer loans 8.1%.

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

As of December 31, 2005 the Bank had 4,196 deposit accounts with balances totaling approximately $338.2 million, compared to 3,549 deposit accounts with balances totaling approximately $188.3 million at December 31, 2004 and 2,732 deposit accounts with balances totaling approximately $148.7 million at December 31, 2003. We attract deposits through our customer oriented product mix, competitive pricing, and convenient locations where all are provided with the highest level of customer service. Further, we offer shared ATM and point-of-sale (POS) networks to allow customer access to national and international funds transfer networks.

In addition to the loan and deposit services Nevada Security Bank also offers a wide range of specialized services designed to attract and meet the needs of commercial customers and personal account holders. These services include cashiers’ checks, travelers’ checks and foreign drafts. Nevada Security Bank does not operate a trust department; however, it has made an arrangement with a private trust company to offer trust services to its customers on request. Most of Nevada Security Bank’s business originates from within Washoe County, Nevada; however, Placer County, California is a substantial source of additional business through Silverado

Bank, a division of Nevada Security Bank. Neither Nevada Security Bank’s business nor liquidity is seasonal, and there has been no material effect upon Nevada Security Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

The Company has not engaged in any material research activities relating to the development of new products or services during the last two fiscal years, however, a substantial investment of time and intellectual capital has been directed to the improvement of existing Bank services during the last twenty-four months. Specifically, during 2004 we opened a third branch office in northwest Reno, negotiated and completed the purchase of CNA Trust in Costa Mesa, California, received approval to open the Bank’s fourth branch in the Spanish Springs area, and relocated the CNA Costa Mesa office to Roseville, California under the name of Silverado Bank, a division of Nevada Security Bank. In addition, we completed the design and implementation of the Company’s website, Silverado Bank’s website, and a company intranet. During 2005 we opened the upgraded Silverado Bank office, negotiated the purchase of Big Sky Property Exchange in Bozeman, Montana and the merger of Granite Exchange, LLC. into Granite Exchange Inc.; and embarked on the identification of other like businesses which could increase core deposits, generate additional fee income, and decrease the Company’s cost of funds while supporting future loan growth. Further, the officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, among which are “free checking” and more comprehensive electronic banking capabilities to enable the Bank to retain and improve its competitive position in its service areas. For example, alternatives for future electronic banking delivery systems are currently being evaluated in an effort to keep pace with evolving technology, and to continue to provide superior service to our various individual customers and entities.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or cities in which we conduct business), franchises or concessions. We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries, except as noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The amounts expended in compliance with new government and regulatory initiatives related to anti-terrorism, corporate responsibility, and customer privacy have increased over the past few years, and the amount specifically related to Sarbanes-Oxley Section 404 compliance is expected to significantly increase during 2006 and subsequent years.

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

Competition

The banking business in northern Nevada and northern California generally, and in the market areas served by Nevada Security Bank specifically, is highly competitive with respect to both loans and deposits. Nevada Security Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are much larger than Nevada Security Bank. As of June 30, 2005, the most recent date for which data is available from the FDIC, there were 83 banking offices, including 50 offices of three major chain banks (Bank of America, US Bank and Wells Fargo), operating within Nevada Security Bank’s primary market areas in Washoe County. These three major chain banks were reported to have held 35.0% of the deposits in Washoe County at June 30, 2005. Further, the single Charles Schwab Bank NA, office alone holds an additional 42.0% of the county’s reported total deposits. Nevada Security Bank’s share of such market at that date was reported to be 1.47% of the county’s $11.2 billion deposit base (2.53% exclusive of Schwab), as compared to 1.73% of the county’s $9.1 billion deposit base on June 30, 2004 (2.77% exclusive of Schwab), and compared to 0.73% of the county’s $5.1 billion deposit base at June 30, 2003. At June 30, 2005 the Bank was the second largest independent bank headquartered in northern Nevada. Of the $2.1 billion change in the county’s deposit base between June 30, 2004 and 2005, $1.3 billion or 61% was represented by the Schwab office. There has been increased competition for deposit and loan business over the last several years as a result of deregulation. Many of the major commercial banks operating in Nevada Security Bank’s market areas offer certain services, such as trust and international banking services, which Nevada Security Bank does not offer directly. Additionally, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers. At December 31, 2005, the legal lending limit for Nevada Security Bank was approximately $8.1 million.

To a great extent, the super-regional state banks and multi-state chain banks also have the advantage of geographically diffused name recognition and may actively pursue wide-ranging advertising campaigns and branding tactics which are not available to a local community institution, due to economies of scale.

Further, other competitors have entered banking markets with focused products targeted at specific highly profitable customer segments. Many competitors are able to compete across geographic boundaries that are blocked to us and provide customers with alternatives to traditional banking services and nearly all significant products. These competitive trends are likely to continue.

In addition to competition from insured depository institutions, principal competitors for deposits and loans have been mortgage brokerage companies, insurance companies, investment brokerage houses, credit card companies and even retail establishments offering investment vehicles such as mutual funds, annuities and money market funds, as well as traditional bank-like services such as check access to money market funds, or cash advances on credit card accounts.

In order to compete with the other financial institutions in its principal marketing areas, Nevada Security Bank relies principally upon local promotional activities, personal contacts by its officers, directors and employees, and close connections with its communities.

The Bank primarily targets its general commercial banking services to businesses, professional concerns, developers and individuals residing in or doing business in the greater Reno/Sparks, and Incline Village communities in northern Nevada, and the Roseville community in northern California. As an independent community bank, management emphasizes quality service, efficiency and personal attention to the needs of its customers. The Bank’s wide range of deposit accounts is designed to attract businesses, professionals and individuals as depositors. Management has hired competent and professional banking staff in its branches to focus on the financial needs of its customers, and various promotional opportunities have been made available to customers through newspaper advertising and flyers.

The Bank’s full complement of lending products includes commercial lines of credit and term loans, credit lines to individuals, checking overdraft credit lines, professional loans, SBA loans, equipment loans, accounts receivable financing and real estate and construction loans. The Bank offers attractive and competitive programs for lot loans, owner-builders of personal residences, and commercial term real estate loan financing. Consumer loans offered include auto loans, home improvement loans, and home equity lines of credit. To accommodate borrowers with loan requests which exceed the Bank’s legal lending limit, the Bank has established participation arrangements with correspondent banks to facilitate approval and funding. Management has hired a professional and competent lending staff comprised of five commercial and real estate lenders with substantial years of knowledge, experience and expertise in the Reno/Sparks and Incline Village markets, and four such individuals in the Roseville, California market.

These individuals have expertise in consumer, real estate and commercial lending, in addition to current knowledge of government lending programs, and all areas of deposit management facilities. When competing one-on-one with the chain banks, we feel our strength lies in our capabilities at the individual level.

The Bank offers other services including an internet banking alternative, cash management, credit cards, wire transfers, ATM networks, courier, night depository facilities, safe deposit boxes, etc. All services stress convenient, personal attention and efficient, timely presentation for the Bank’s clientele base.

In certain instances, we have been unable to compete for deposit acquisition business due solely to our lack of extensive and well known operating history. In these situations, there are few alternatives available to us. However, we may have other specialized services to overcome some objections to our relatively short four full years of operating history, such as those available from correspondent banks, the highly technological alternative delivery channels available through our website, and the ever-present capabilities of our well-seasoned and extraordinarily capable staff.

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

Subsequent Event

During February, 2006, the Company announced the execution of definitive agreements in which the Company would: 1) purchase all of the outstanding stock of Big Sky Property Exchange of Bozeman, Montana, and 2) merge Granite Exchange, LLC of Roseville, California into Granite Exchange Inc., a subsidiary of The Bank Holdings.

Both Big Sky Property Exchange and Granite Exchange Inc. are “qualified intermediaries” facilitating tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code. Both transactions have since been approved by the Federal Reserve Bank and area expected to close during the Second Quarter of 2006.

Employees

As of December 31, 2005, the Company had 56 full-time and 3 part-time employees. On a full-time equivalent basis, the Company’s staff level was 57.2 at December 31, 2005, as compared to 43.9 at December 31, 2004 and 38.2 at December 31, 2003. Staff was added during 2005 primarily due to the Company’s newest branch located in Roseville, Ca., however, other professional staff were added at all other locations. None of our employees are represented by a union or covered by a collective bargaining agreement. Management of the Company believes its employee relations are satisfactory.

Recent Accounting Pronouncements

FASB 115

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

On November 3, 2005 FASB staff personnel issued FASB Staff Position (“FSP”) 115-1 and 124-1; The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments. This FAS addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses than have not been recognized as other than temporary losses. This FSP nullifies certain requirements of Issue 03-1, specifically the requirements of paragraphs 10 – 18 of Issue 03-01. The FSP carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-01 and related examples, and also references existing other-than-temporary impairment guidance. This FSP provides a 3 step application guidance. Step 1. Determine whether an investment is Impaired. Impairment shall be assessed at the individual security level and generally is considered impaired if the fair value of the investment is less than its cost. Step 2. Determine whether the impairment is other-than-temporary. Apply other guidance that is pertinent to the determination of whether the impairment is other-than-temporary, such as paragraph 16 of Statement 115, paragraph 6 of Opinion 18 and EITF issue No 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets”. Step 3. If the impairment is other than temporary, recognize an impairment loss equal to the difference between the investments’ cost and its fair value.

FASB 123(R)

In December 2004, FASB published FASB Statement No. 123 (Revised 2004), Share-Based Payment, FAS 123(R). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123 (R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

In October, 2005 the FASB staff issued FSP 123(R)-2 Practical Accommodation to the Application of Grant Date in FASB Statement 123(R). This FSP is in response to inquiries from constituents to provide guidance on the application of grant date as defined in FASB 123 (revised 2004), Share-Based Payment. As an accommodation, in determining the grant date of an award subject to Statement 123(R), assuming all other criteria in the grant date definition have been met, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority) if both of the following conditions are met:  (1)  The award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and,  (2) The key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period form the date of approval. This guidance shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of this FSP and did not apply the provisions of this FSP shall apply the guidance in this FSP to the first reporting period after the date this FSP is posted to the FASB website.

In November 2005 the FASB staff issued FSP 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides a practical transition election related to accounting for the tax effects of share based payment awards to employees. Because discussions with constituents have revealed that some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such and those entities adopted Statement 123 for recognition purposes, this FSP provides an elective alternative transition method. That method comprises (a) a computational component that establishes a beginning balance of the APIC pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the Adoption of Statement 123(R). An entity shall follow either the transition guidance for the APIC pool in Paragraph 81 of Statement 123(R) or the alternative transition method described in this FSP.

In March, 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107. The interpretations in this bulletin express views of the staff regarding the interaction between FASB 123(R) Share-Based Payments, and certain Securities and Exchange Commission rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance on a number of issues related to share-based payment transactions including the modifications of employee share options prior to adoption of Statement 123R (SAB Topic 14K). The staff believes that an acceptable interpretation of Statement 123(R) is that modification to accelerate the vesting of share options would result in the recognition of the remaining amount of compensation cost in the period the modification is made, so long as the acceleration of vesting permits employees to exercise the share options in a circumstance when they would not otherwise have been able to do so absent the modification. The staff believes that since the remaining unrecognized compensation cost is accelerated and recognized at the date of modification, no compensation cost would be recognized for these modified share options in the income statement in the periods after adoption of Statement 123(R), absent any further modifications. In December, the directors of The Bank Holdings approved the acceleration of non-qualified stock options granted under The Bank Holdings Stock Option Plan of 2002 as amended. The Company has granted “Non-Qualified” and “Incentive” stock options under the Plan to recognize the contributions of various members of the founder’s group, directors, and officer staff. Such options were granted to be exercised over a five year term; however, the Board determined that Statement No. 123(R) would unduly penalize the reported earnings of the four-year old Company. The cost of implementing FAS 123(R) was projected at $1 million over the next three years. In order to implement the acceleration, each relevant stock option agreement was amended. The form of the amendment is attached as an exhibit to this report on Form 10-KSB.

Statement 123(R) is effective in the beginning of the first quarter of 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under FAS 123. The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in this document and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

FASB 154

In May 2005, the FASB issued Statement of Accounting Standards No. 154 (“SFAS 154”) Accounting Changes and Error Corrections. This statement provides guidelines on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005.

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

Regulation and Supervision

The following discussion sets forth certain of the material elements of the significant regulatory framework provided by federal and state regulatory agencies applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. The regulatory framework is intended primarily for the protection of depositors and the insurance funds administered by the FDIC and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable status, regulations or regulatory policy may have a material effect on our business. The following discussion of statutes and regulations is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statues or regulations will not change in the future.

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

The Bank

As a Nevada state–chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the Nevada Financial Institutions Division (the “FID”) and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination of the Bank by the DFI and FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

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

The minimum required ratio of qualifying capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2005 and 2004, the Bank’s Total Risk-Based Capital ratios were

12.51% and 15.60%, respectively, and its Tier 1 Risk-Based Capital Ratios were 11.42% and 14.55%, respectively.

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

Additionally, the risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates. While interest rate risk is inherent in a bank’s role as financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans; federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. The Bank’s Leverage Capital Ratio was 8.96% and 9.91% on December 31, 2005 and 2004 respectively. As of December 31, 2005, the Company’s leverage capital ratio was 10.06%, as compared to 11.01% at December 31, 2004. Both of these ratios exceeded regulatory minimums, and since the most recent balance sheet date, management does not believe conditions or events have changed the institution’s category.

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

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.”  Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of  interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

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

	Group A	Group B	Group C
Well Capitalized	0	3	17
Adequately Capitalized	3	10	24
Undercapitalized	10	24	27

In general, while the FDIC’s Bank Insurance Fund (“BIF”) maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. If the BIF reserve ratio were to fall below that level, all insured banks would be required to pay premiums. In February 2006, the FDIC Reform Act of 2005 was signed into law. Included in this legislation are provisions to merge the BIF and the Savings Association Insurance Fund into one fund (the “Deposit Insurance Fund”), increase insurance coverage for retirement accounts to $250,000 and index deposit insurance levels for inflation.

In addition, banks must pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. This amount fluctuates but for the first quarter of 2006 was 1.32 cents per $100 of insured deposits.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take into account a financial institution’s record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance–based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” or “substantial noncompliance.”

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

In addition, the Sarbanes-Oxley Act requires officers to forfeit specific bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

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

The Sarbanes-Oxley Act also prohibits insider transactions in the company’s stock held within its pension plans during lock out periods, and any profits on such insider transactions are to be disgorged. In addition, there is a prohibition of company loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for a mandated internal control report and assessment with the annual report and an attestation and a report on such report by the company’s auditor. The SEC also requires the company to issue a code of ethics for senior financial officers of the company. Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud. As noted in the recent accounting pronouncements, the effective date for implementation for non-accelerated filers is July 15, 2007.

Sarbanes-Oxley Act Section 404

In March, 2005, and again in September, 2005 the Securities and Exchange Commission (SEC) further extended the compliance dates for non-accelerated filers, regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted on June 5, 2003, pursuant to Section 404 of the Sarbanes-Oxley Act. The amendments require a company to include in its annual reports a report by management on the company’s internal control over financial reporting and an accompanying auditors report.

The Commission extended the original Section 404 compliance dates for all issuers in February 2004. Under the latest extension,  a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007. This is a one-year extension from the previously established July 15, 2006 extended compliance date for non-accelerated filers. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.

The SEC Advisory Committee is recommending relaxing the Sarbanes-Oxley Act of 2002 (“SOX”) requirements for smaller companies since many small and mid-sized public companies increasingly have said they face a disproportionate burden complying with Section 404 of the Act. At issue is the requirement for public companies to include in their annual reports a management statement attesting to the effectiveness of their internal controls over financial reporting. This provision requires every company to include an independent auditor’s report validating internal findings. The proposed recommendations – which the Advisory Committee plans to submit to the SEC for approval in April, 2006 – would significantly reduce the effort and expense smaller companies bear to comply with regulations.

The following is a summary of some of the possible SOX changes the SEC will consider in April. The reform addresses mainly Section 404. Other sections, including Section 302 (management’s quarterly certification of internal controls) and Section 906 (management’s annual certification of financial statements) will continue as previously required. Under the draft regulations, micro-cap (market capitalization less than $128 million) public companies will be exempt from formal requirements. Small cap (market capitalization over $128 million but less than $787 million) public companies will not be required to have an external audit of internal controls, subject to certain conditions. Large companies would continue under the previous guidelines.

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

Merchant Banking Investments

The FRB and the Secretary of the Treasury in January 2001, jointly adopted a final rule governing merchant banking investments made by financial holding companies. The rule implements provisions of the Gramm-Leach-Bliley Act discussed below that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity. The rule provides that a financial holding company may not, without FRB approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds:

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

On November 3, 2005 the Company and its newly formed Connecticut statutory trust subsidiary, The Bank Holdings Statutory Trust I (the “Trust”) entered into a purchase agreement pursuant to which it was agreed that the Trust would issue $15 million of floating interest rate trust preferred securities (the “Trust Preferred Securities”) to Merrill Lynch International. The Trust Preferred Securities were issued and sold in a private placement exempt from registration under the Securities Exchange Act of 1933, as amended.

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

The Trust used the proceeds of the sale of the Trust Preferred Securities to purchase $15 million of the Company’s floating rate junior subordinated debentures (the “Debentures”). Like the Trust Preferred Securities, the Debentures bear interest at a floating rate equal to the three month LIBOR plus 1.42%.

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

We are subject to certain of the informational requirements of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In accordance with the Exchange Act, we file annual and quarterly reports and other information with the Securities and Exchange Commission, or SEC. Copies may be obtained at the prescribed rates from the public reference room maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 and be inspected without charge and copied at the prescribed rates at the SEC’s regional office at Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. The public may also obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. An electronic version of our filings may be viewed at the SEC’s website: www.sec.gov, CIK or ticker symbol 1234383. Additionally, this site also provides access to any other report or other information we file with the SEC.

ITEM 1A. RISK FACTORS

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

•                    concentrations of real estate loans could subject us to increased risk in the event of a real estate recesion or natural disaster;

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

•                    loss of key personnel, social or demographic displacements;

•                    the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending;

•                    operational risks and interruptions including data processing systems failure or fraud;

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

•                    we may have difficulty managing our growth, which depends on monitoring and managing expanded operations, staffing, and customer relations;

•                    we operate in a competitive environment dominated by larger financial service providers who have lower cost structures and offer a wider panoply of services;

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

ITEM 2.                             PROPERTIES

Nevada Security Bank operates from four locations, the principal location being 9990 Double R Boulevard, Reno, Nevada, 89521 where the administrative functions and regular branch activities of the bank occur. The Bank Holdings is also located at this address.

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

Nevada Security Bank also leases part of the second floor of this free-standing facility under an agreement dated May 1, 2005, which notes the use of approximately 1,686 square feet for a seven-year six month term the expiration of which is coterminous with the lease on the first floor. Nevada Security Bank took possession on May 1, 2005 and the lease terms are the same as the lease for the first floor. The lease payment under this agreement is approximately $2,765 per month with annual escalations for each of the first four years; beginning in year five there is a fixed annual escalation of 2.5%.

The Bank Holdings leases part of the second floor of the same facility under an agreement dated November 17, 2003, which notes the use of approximately 4,028 square feet for an eight year eight month term which is also coterminous with the Bank’s leases. The Bank Holdings took possession on April 9, 2004 and may extend the lease for four, five-year periods if not in default under the terms of the agreement at each renewal period. The lease payment under this agreement is approximately $5,720 per month with annual escalations for each of the first three years; beginning in year four there is a fixed annual escalation of 2.5%.

Nevada Security Bank’s Incline Village branch office operates in approximately 4,200 square feet in an office at the northeast end of the Raley’s Shopping Center located at 910 Tahoe Boulevard, Incline Village, Nevada, 89451. Nevada Security Bank renovated this property and took possession on March 6, 2003 under a five-year lease dated February 26, 2001 that contains two renewal periods of five years each if the bank is not in default under the terms of the lease at each renewal period. The bank and the lessors of the property have agreed to both extensions of the lease, under the renewal terms as were previously documented. The lease payment under this agreement is approximately $7,056 per month with annual consumer price index (CPI) adjustments.

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

In addition, Nevada Security Bank opened a branch office at 2270 Douglas Blvd., Suite 220 Roseville, California under the name Silverado Bank, a division of Nevada Security Bank. The Roseville facility is newly renovated and operates under a lease dated October 6, 2004 with premises of approximately 5,968 square feet. The term of the lease is five years, commencing with occupancy in March 2005, with one five year extension available if the tenant is not in default under the terms of the lease. The lease payment under this agreement is approximately $12,533 per month for the first year, with escalations thereafter.

The approved but unopened Spanish Springs branch office in Sparks, Nevada will open late in the first quarter of 2006, in a temporary location. The permanent location has been delayed due to site completion activities. When open it will be housed in a free standing building in a shopping center development, which is currently pending governmental site development approval.

Nevada Security Bank’s total occupancy expense for the years ended December 31, 2005 and 2004, was approximately $1,532,000 and $1,330,000 respectively. Management believes that existing facilities are adequately covered by insurance and sufficient for our present purposes and anticipated growth in the foreseeable future.

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

On March 10, 2006, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, an order was issued dismissing the plaintiff’s complaint with prejudice.

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

Our warrants were also listed on the NASDAQ Small Cap Market on March 23, 2004. The Warrants trade under the symbol TBHSW, the CUSIP number for them is 88331E112 and are exercisable between March 22, and May 21, 2006. The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources.

Calendar Quarter	Sale Price of the Company’s Common Stock (per share)		Approximate Trading
Ended	High	Low	Volume in Shares
March 31, 2004 (1)	$15.94	$13.24	319,770
June 30, 2004	16.90	13.50	217,439
September 30, 2004	17.24	15.50	51,343
December 31, 2004	20.70	15.75	97,508
March 31, 2005	20.47	17.55	114,194
June 30, 2005	19.48	16.10	173,475
September 30, 2005	19.48	18.10	302,974
December 31, 2005	18.95	17.24	255,136

(1)  Trading commenced March 23, 2004.

Management is aware of the following securities dealers who make a market in the Company’s stock:  D.A. Davidson & Co., Two Centerpointe Dr., Suite 400, Lake Oswego, OR  97035, phone number 800-249-2610 attn: Cindy Burg; Howe Barnes Investments Inc., 135 South LaSalle Street, Chicago, IL  60603, phone number 312-655-3000; attn: Glenn Harris, and Mitchell Securities Corporation of Oregon, 121 S.W. Morrison St., Suite 1060, Portland, OR  97204, phone number 800-224-2226 attn: Mitch Almy, (the “Securities Dealers”).

The Company has not made any repurchases of its stock during the fourth quarter of the period covered by this report.

(b)  Holders

On March 21, 2006 there were approximately 594 shareholders of record at the Company’s stock transfer agent, while street name holders totaled about 672. Total shareholders approximate 1,266.

On March 21, 2005 there were approximately 654 shareholders of record at the Company’s stock transfer agent, while street name holders totaled about 659. At that date, total shareholders approximated 1,313.

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

During the fourth quarter of 2005, the Company declared a five percent (5%) stock dividend payable to shareholders as of December 28, 2005.

Shareholders are entitled to receive dividends only when and if declared by our board of directors and we have no intention to pay cash dividends in the foreseeable future. Instead, any earnings which may be generated will be retained for the purpose of increasing our capital and reserves in order to facilitate growth.

During any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”).

(d)  Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005, with respect to options outstanding and available under our Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	488,985	$12.79	115,590
Equity compensation plans not approved by security holders	—	—	—

Total	488,985	$12.79	115,590

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

Summary Selected Consolidated Financial Data

	Year Ended December 31,
	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Condensed Income Statement
Interest Income	$17,166	$10,536	$5,250	$1,948
Interest Expense	7,344	3,669	1,893	759
Net Interest Income	9,822	6,867	3,357	1,189
Provision for Loan Losses	1,069	764	602	220
Non-interest income	772	420	893	77
Non-interest expense	8,823	6,242	4,213	2,811
Provision for income taxes (1)	(710)	—	—	—
Net Income (Loss)	$1,412	$281	$(565)	$(1,765)

Period End Data
Assets	384,632	246,842	166,149	79,676
Loans, gross	245,185	160,708	82,671	25,005
Securities	83,821	69,128	74,763	47,992
Deposits	338,198	188,341	148,747	67,270
Other borrowed funds	15,464	30,500	6,125	15
Shareholders’ Equity	28,702	27,376	10,853	11,995

Average Balance Sheet
Assets	293,580	233,439	121,017	46,903
Loans, gross	201,267	122,454	50,214	8,318
Securities	69,668	90,242	59,998	25,333
Deposits	245,322	199,305	108,163	34,209
Shareholders’ Equity	28,061	23,090	11,188	12,573

Asset Quality
Non-performing assets (2)	—	—	—	—
Allowance for loan losses	2,655	1,586	822	220
Net Charge-offs	—	—	—	—
Non-performing assets to total assets	—	—	—	—
Allowance for loan losses to loans	1.08%	0.99%	0.99%	0.88%
Net Charge-offs to average loans	—	—	—	—

Per Common Share
Basic income (loss) per share	0.47	0.10	(0.38)	(1.20)
Diluted income (loss) per share	0.43	0.10	(0.38)	(1.20)
Book value per share at year end	9.19	9.21	7.72	8.53
Period end common shares outstanding	3,124,266	2,972,330	1,405,930	1,405,930
Average shares outstanding - basic	2,974,104	2,746,791	1,476,227	1,476,130
Average shares outstanding - diluted	3,279,863	2,838,988	1,476,227	1,476,130

Financial Ratios
Return on average assets	0.48%	0.12%	(0.47)%	(3.76)%
Return on average equity	5.03%	1.22%	(5.05)%	(14.04)%
Net interest margin (3)	3.49%	3.12%	2.91%	2.65%
Tier 1 leverage capital ratio	10.06%	11.01%	7.06%	15.17%

(1)          The Company removed the valuation allowance on deferred tax assets, and incurred franchise taxes on its allocated California income.

(2)          Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status, and other real estate owned.

For all periods presented, there are none.

(3)          Net interest income calculated on a fully-taxable equivalent basis divided by average interest earning assets.

This discussion presents management’s analysis of the financial condition and results of operations of The Bank Holdings and Nevada Security Bank for each of the periods ended December 31, 2005, 2004, and 2003 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the financial statements of The Bank Holdings and Nevada Security Bank and the notes related thereto which appear elsewhere in this document.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas:  the establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; loan origination costs, which are estimated and aggregated by loan type based on a regular evaluation of expenses (primarily salaries and benefits) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “provision for income taxes” and “other assets” sections of this discussion and analysis; goodwill, which is evaluated annually for impairment based on changes in the market value of subsidiary organizations; and equity-based compensation, which is discussed in greater detail in Footnote 1 “Basis of Presentation” to the financial statements contained herein, under the caption “Stock Compensation Plan”. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors. Qualitative factors include the general economic conditions in our state locations, and in particular, the state of certain industries in northern Nevada and northern California. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As we add new products and increase the complexity of our loan portfolio, we enhance our methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the balance of the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes presented elsewhere herein as well as the portion of this Management’s Discussion and Analysis section entitled “Provision for Loan Losses” and “Allowance for Loan Losses”. Although management believes the levels of the allowance as of December 31, 2005 and 2004 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Summary of Performance

As previously noted and also as reflected in the Consolidated Statements of Operations, for the year ended December 31, 2005, the Company generated net income of approximately $1.4 million and for the years ended December 31, 2004 and 2003, the Company generated net income of approximately $281,000, and a net loss of approximately $565,000, respectively.

The Company earns income from two primary sources; net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges and fees charged for services provided, less the operating costs of providing the full range of banking services to our customers. Income on bank owned life insurance and pre-underwriting loan fees, gains on sale of securities and unrealized gains or losses on the Company’s trading account comprise other areas of non-interest income.

2005 over 2004

The strong improvement in results of operations for the year ended December 31, 2005 when compared to the results of the comparable 2004 period, are primarily due to increases in volumes held of interest earning assets, and interest bearing liabilities. Total assets increased $137.8 million or 55.8% when comparing December 31, 2005 to 2004, and average total assets increased about $60.1 million or 25.8% over the same period.

The Company’s income from operations was approximately $1.4 million for the year ended December 31, 2005 as compared to $281,000 for the comparable period in 2004. This was a change of approximately $1.1 million from the previous period. The income per basic share was $.47 for 2005, as compared to $.11 for 2004. The Company’s return on averages assets (ROAA) was 0.48% and the return on average equity (ROAE) was 5.03%, as compared to 0.12% and 1.22% respectively, for 2004.

There were a number of monetary and non-monetary events that occurred during the year 2005 that had an impact on the reported performance of the Company. The monetary events that prompted significant changes in the Company’s reported performance include the substantial growth of assets under management, the actions of the FOMC and the concomitant increases in short-term funding costs over the past year, the elimination of the allowance for deferred tax assets, and the addition of $15.5 million in trust preferred securities at the holding company level. Significant non-monetary events include the opening of the Silverado Bank division in Roseville, California, the addition of executive compensation plans in the form of Bank Owned Life Insurance (“BOLI”) and the continued growth of personnel over the intervening year. In addition, the Bank’s defense against the DOT1web allegations diverted management’s attention and added to professional expenses over 2005, such litigation expense which is not expected to continue beyond the first quarter of 2006.

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

Significant events that occurred during 2004 included several factors having to do with balance sheet growth and repositioning. The first is related to the newly interpreted FAS 115 which disallowed the sale of AFS investments without tainting the entire AFS portfolio. In addition, the purchased SBA loans had several payoffs which negatively impacted interest income. Stock based employee compensation influenced reported earnings as well, due to limited trading activity and the utilization of a thirty day average price calculation for stock option expense purposes.

Two other areas of influence include the purchasing of a California bank charter and the opening of the Bank’s third branch, and the costs incurred in each activity. The most significant single event on the company’s activities for the year 2004 has to be the secondary offering and the initial public trading of the Company’s stock on NASDAQ. Without the approximate $16 million of additional capital and the preparatory accounting, audit and legal costs, the Company would not have been enabled to continue along the path set for it by the organizers, board and management of the Company.

Results of Operations

2005 over 2004

The Company’s net income for the year ended December 31, 2005 was $1.4 million as compared to $281,000 for the year ended December 31, 2004. The Company’s basic income per share for the twelve months ended December 31, 2005 was $.47 as compared to $.10 per share for the prior year ended December 31, 2004, while the Company’s return on average equity was 5.03% and 1.22% for the same periods, and return on average assets was 0.48% and 0.12%, respectively for 2005 and 2004.

The primary contribution to the Company’s earnings improvement in 2005 when compared to 2004 was a $3.0 million increase in net interest income. This was brought about by average earning assets approximately 28% greater than the prior period, and the Company’s net interest margin increase of 37 basis points to 3.49% for 2005, from 3.12% for the year ended December 31, 2004. The increase in the net interest margin was due more to continuing increased volumes and a redistribution of assets held, rather than any marked increase in interest earned on investment or loan portfolio assets. The second most notable area of change in the Company’s reported results when one compares 2005 to 2004, is the removal of the valuation reserve in the Company’s deferred tax asset. The Company’s prior tax-loss carry-forwards have been substantially decreased by the results of 2005 operations. However, the lack of historical loan losses has impaired the Company’s ability to recognize the tax effect of the provisions for loan losses, and as a result a substantial deferred tax asset remains on the books and records of both the Bank and the Company.

Other changes include a $305,000 increase in the Company’s provision for loan losses, for the year ended December 31, 2005, when compared to the same period of 2004. The provision for loan losses was $1.1 million for 2005 and $764,000 for 2004, an increase of 40%. The provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan losses. The allowance is described in more detail in the Allowance for Loan Losses discussion section and (see Appendix 8 & 9) herein.

Non-interest income for the year ended December 31, 2005 was $772,000 as compared to $420,000 in 2004 an increase of $352,000 or 84%. A substantial portion of the increase in 2005 was due to the BOLI increase in cash surrender value. This favorable increase in non-interest income was more than off-set by an increase of $2.6 million in non-interest expenses which negatively affected the Company’s net non-interest margin.

While at the current time the Company has a tax loss carry forward on a consolidated basis, the valuation allowance was removed from the Company’s deferred tax assets and net tax benefits in the amount of ($710,000) were recorded for the year of 2005.

2004 over 2003

The Company’s net income for the year ended December 31, 2004 was $281,000 as compared to the loss of $565,000 for the year ended December 31, 2003. The Company’s basic income per share for the twelve months ended December 31, 2004 was $0.10 as compared to a loss of $.38 per share for the prior year ended December 31, 2003.

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

There were a number of events that occurred during the year 2004 that had an impact on the financial performance of the company. The first event was the repositioning of the balance sheet in preparation for the implementation of the Emerging Issues Task Force Issue no. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (OTTI) as it relates to FASB 115 Accounting for Certain Investments in Debt and Equity Securities. As the Company’s subsidiary, Nevada Security Bank  had been in existence for only three years on that date and had has placed excess funds in an investment portfolio purchased during a low ebb in the interest rate cycle which we anticipated would be reduced in an orderly fashion through the reduction of Available-for-Sale securities to fund loan growth. By this orderly sale of investment volumes matched to loan growth volumes, the Bank’s loss on sale of debt securities in a rising interest rate environment would have been offset by a much higher reinvestment rate in approximately a concurrent quarterly period. By this method, the Bank would not have excess idle funds, nor would it be unable to meet the usual and customary liquidity needs of a growing loan portfolio.

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

During the year, the Company completed the acquisition of CNA Trust Corporation, a Costa Mesa based California financial institution. The professional costs associated with this transaction approximated $125,000. This acquisition allowed the Company’s subsidiary, Nevada Security Bank greater access to the I-80 corridor between the Sacramento and Reno markets, and over time, should enhance the Bank’s loan and deposit volumes. After relocation of this office to Roseville, California during March of 2005, this office, branded as Silverado Bank, a division of Nevada Security Bank grew quite substantially and met management’s expectations for business volumes.

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

Other activities concerned the opening of the Bank’s newest branch in northwest Reno. The Company expensed significant costs to prepare the opening of the branch which increases Nevada Security Bank’s footprint in the Reno market. In addition, during the year the Company reworked the local area network (“LAN”), telephone, and data infrastructure in preparation for new branches, and the relocated loan production office.

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

2005 over 2004

Net interest income before the provision for loan losses for the year ended December 31, 2005 was $9.8 million, as compared to $6.9 million for the same period in 2004. This represents an increase of about $3.0 million or about 43%. As previously noted, net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings. The amount by which interest income exceeds interest expense depends on two factors: the volume and mix of earning assets as compared to that of interest portfolios. The Company’s net interest margin is the net interest income expressed as a percentage of earning assts. The margin for 2005, 2004, and 2003, is reflected in Appendix 1 and reflects the changes in interest rates earned and rates paid on loans, investments, deposits, and borrowed funds held by the Company during the periods under review.

The Company’s net interest margin has been impacted by three over-riding conditions. The first is the continued rising interest rate environment of the last year or so brought about the actions of the Federal Open Market Committee, the second has been the continued improving general economic conditions of the local and regional markets, and the third is the continuing extremely competitive loan and deposit pricing of the major banks in the Company’s market. As a result, the Company’s net interest margin was 3.49%, and its interest rate spread was 2.87% for the year ended December 31, 2005.

The Company’s 3.37% earnings rate on its investment portfolio for the year ended December 31, 2005 as compared to 3.09% for the same periods in 2004 and 2003 was an increase of 28 basis points or 9.06%. This earning rate was favorably impacted by the increasing rate environment coupled with current period purchases, heavy refinancing in the mortgage backed portfolio, and the rising interest rates on liquid overnight funds sold on a daily basis.

The Company’s rates earned on its loan portfolio over the same periods increased 105 basis points to 7.19% or an increase of about 17%. The significant increase in loans outstanding and the change in mix contributed to the increase in loan interest income over the periods under review. While the prime rate rose eight times from

5.0% to 7.0% during 2005, the overall earnings rate of 7.19% for the year ended December 31, 2005 was noticeably improved from the 6.14% rate earned for the year ended December 31, 2004.

As a result of the foregoing, the Company’s gross interest earnings asset rate for the year ended December 31, 2005 was 6.10%, as compared to 4.79% for the same period of 2004, and 4.55% for 2003.

Interest expense for 2005 was impacted by the rapidly escalating short-term interest rate environment previously noted, however, and the Company’s interest paid rate on all interest bearing liabilities was 3.23% for the year ended December 31, 2005 as compared to 2.06% for the same period in 2004, and 2.01% for 2003. Although the Company’s overall net interest margin increased to 3.49% for the year ended December 31, 2005 as compared to 3.12% for the same period in 2004, and 2.91% for 2003, prior to the fourth quarter of 2005, the Company’s net interest margin had not been as adversely affected by rising short-term interest rates on the liability side of the balance sheet.

Although actual earning rates increased on the Company’s investments and loan portfolios over the year ended December 31, 2005 when compared to the same period in 2004, the change in asset mix combined with significant volume increases on total earning assets resulted in the most impact on interest income. As a result, the Company’s net interest margin increased by 37 basis points during the year ended December 31, 2005 when compared to the same period of 2004, and 21 basis points over the year ended December 31, 2003 when compared to the same period in 2002.

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

Interest bearing liability rate changes are shown to have brought about the decline of $575,000 in net interest income for the year ended December 31, 2005 relative to the same period of 2004. While the rate effect is negative, total interest income on a volume basis was substantially overshadowed this negative effect and net interest income rose by $3.0 million over the period due to positive variances in loan portfolio volumes.

The Company’s net interest margin is also impacted by changes in the mix of interest earning assets and interest bearing liabilities, as well as by changes in the relative level of non - earning assets (including cash and due from banks). On the asset side of the balance sheet, the relative increase in the loan volume as compared to investments volume as a portion of average earnings assets, as well as the change in the loan to deposit ratio had a positive impact on the weighted average yield on earning assets.

For the twelve months ended December 31, 2005 the average yield on the investment portfolio was 3.37%, while the average yield on the loan portfolio was 7.19% for a combined weighted yield of 6.10% on $281 million of average earning assets.

For the same period, the interest costs on deposit liabilities was 3.17% and 3.87% on other interest bearing liabilities, for a combined weighted average cost of 3.23% on $228 million of total average interest bearing liabilities.

2004 over 2003

Net interest income before the provision for loan losses for the year ended December 31, 2004 was $6.9 million, as compared to $3.4 million for the same period of 2003. This represents an increase of about $3.5 million, or about 105%. As previously noted, net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings. The amount by which interest income exceeds interest expense depends on two factors: the volume and mix of earning assets as compared to that of interest bearing deposits and borrowings, and the interest rates earned versus the interest rates paid on each of the balance sheet portfolios. The Company’s net interest margin is the net interest income expressed as a percentage of earning assets. The margin for 2004, and 2003, is reflected in Appendix 1 and reflects the changes in the rates earned and rates paid on loans, investments, deposits, and borrowed funds held by the Company during the periods under review.

The Company’s net interest margin was impacted by three over-riding conditions. The first is the pervasive low interest rate environment of the last few years brought about by the actions of the Federal Open Market Committee, the second has been the slowly improving general economic conditions of the local and regional markets, and the third is the extremely competitive loan pricing of the major banks in the Company’s market. As a result, the Bank’s net interest margin was 3.12%, and its interest rate spread was 2.73% for the year ended December 31, 2004.

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

As a result of the foregoing variances, the Company’s gross earnings rate for the year ended December 31, 2004 was 4.79%, as compared to 4.55% for the same period of 2003, and 4.34% for 2002.

Interest expense rates for the periods noted above were impacted by the marginally higher interest rate environment previously noted, however, and the Company’s interest rate paid on all interest bearing liabilities was 2.06% for the year ended December 31, 2004 as compared to 2.01% for the same period in 2003, and 2.59% for 2002. The Company’s overall net interest margin increased to 3.12% for the year ended December 31, 2004, as compared to 2.91% for the same period in 2003, and 2.65% for 2002.

Although actual earnings rates declined on the Company’s investments and loan portfolios over the year ended December 31, 2004 when compared to the same period in 2003, the change in asset mix resulted in a slight increase on total earning assets. As a result, the Company’s net interest margin increased by 21 basis points over the year ended December 31, 2004 when compared to the same period of 2003, and 26 basis points over the year ended December 31, 2003 when compared to the same period in 2002.

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

Non–Interest Income and Non–Interest Expense

2005 over 2004

The Company’s results reflected a higher level of non-interest income in the year ended December 31, 2005 than that ended December 31, 2004. Please refer to Non-Interest Income and Non-Interest Expense Table Appendix 3 for additional specific information. The overall ratio of non-interest income to average earning assets increased to 0.27% from 0.19% for the year ended December 31, 2005 as compared to December 31, 2004, and 0.77% for 2003. The Company’s non-interest income, exclusive of BOLI and securities items, as a percentage of average earning assets, was 0.14% for the year ended December 31, 2005, as compared to 0.20% for 2004 and 0.34% for 2003. The primary difference between the reported results has been the previous extent of SBA loan pre-underwriting fees that have declined over the past three years as that area has had lesser staff available for such endeavors. The generation of additional service charges and fee income is an area that is in need of additional management attention. It is anticipated that the recent “1031” company acquisitions may help enhance the results previously reflected in this area.

Total non-interest expenses increased to $8.8 million in the year ended December 31, 2005 from $6.2 million in the period ended December 31, 2004, and $4.2 million for the year ended December 31, 2003. As a percentage of average earning assets, total non-interest expenses were 3.14% and 2.84% for the years ended December 31, 2005 and 2004, respectively, and 3.65% for 2003. The increase of approximately 42% for the year 2005 as compared to 2004, and the 48% increase for 2004 over 2003 reflect the continued substantial additions to staff, offices, and data processing capabilities over time, as the Bank has continued its expansion in both northern Nevada and northern California over the periods under review. Both geographic centers are anticipated to continue to grow over the foreseeable future, as the Company solidifies its position in these two growth markets.

The Company’s efficiency ratio for all the periods under review declined due to the Company’s substantial growth. The overhead efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income. Neither the provision for loan losses nor realized securities gains or losses is factored into the equation. The Company’s overhead efficiency ratio was 83.4% for the twelve months ended December 31, 2005 versus 84.3% for the same period of 2004, and 112.3% for 2003. Generally speaking, a company’s efficiency ratio rises prior to growth spurts as increases are felt in staffing levels, geographic dispersion of operating units, and volumes of business activity. Certainly, that has been the history of our Company. Further, it is expected that this ratio falls as such additions are put to full and effective use – this is always our goal. At the current time, however, our ratio although high reflects the continuing unabated growth of the Company.

Included in the increase in non-interest income is $206,000 in service charges on deposit accounts for the year ended December 31, 2005 while the amount for the twelve months ended December 31, 2004 was 136,000 and $75,000 for 2003. The 2005 increase was based on the more consistent collection of monthly service charges and non-sufficient funds charges paid on higher deposit account volumes. Other service charges, commissions and fees are primarily comprised of wire transfer and loan documentation fees, for all periods under review.

These fees increased $26,000 to $165,000 for the twelve months ended December 31, 2005 versus $139,000 for the same period in 2004, and $97,000 for 2003.

Pre-underwriting fees are a result of agreements with third parties whereby the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party. These activities are primarily conducted in the Roseville, California office. This office may contribute some additional loan volumes to the Company, and provide additional sources of income based on sales of government guaranteed loans to financial intermediaries. No absolute assurance can be given, however, that this will in fact, occur. Pre-underwriting fees for the periods under review decreased to $25,000 from $154,000 for the periods ending December 31, 2005 and 2004, and $224,000 for 2003, respectively.

Increases in the cash surrender value of bank owned life insurance amounted to $313,000 for the year ended December 31, 2005. There were no such earnings reported for the prior periods under review.

The total amount of non-interest income for the year ended December 31, 2005 was somewhat impacted by the transactions taken on sale of securities. Gross losses on the sale of securities amounted to $14,000 which was offset by gains on the sale of trading equities in the amount of $26,000. In addition the Company had a net gain on the sale of fixed assets of $4,000. These activities amount to net gains on sales of $12,000 as compared to losses of $119,000 taken during the preceding year ended December 31, 2004.

The Company has a small equity portfolio which is held as a trading account. Unrealized gains and losses are recorded in non-interest income. The amount of net trading income was $47,000 for the period ending December 31, 2005, and represented 6.1% of consolidated non-interest income as compared to $110,000 and 26.2% for the same period in 2004. The Company did not have a trading account for the year ending 2003.

The largest increase for any specific category of expenses was in salaries and employee benefits, which were $1.5 million or 53.9% higher in the year ended December 31, 2005 than for the same period of 2004, and $719,000 higher in 2004 than 2003. Personnel costs approximated 48% of total non-interest expense and 1.5% of average earning assets during 2005 as compared to 44% of total non interest expenses, and 1.3% of average earning assets for the same period in 2004, and 48% of total non-interest expenses and 1.8% of average-earning assets for 2003. This reflects the Company’s addition of experienced professional staff during all three periods as it aligned its staffing levels to business plan requirements. In addition to the growth of the Company, approximately $520,000 or 35% of the 2005 increase in salaries and benefits came as a result of premium expenses on the bank owned life insurance program.

The second greatest increase in non-interest expenses is in the data processing costs for the Company. Data processing costs amounted to $733,000 as of December 31, 2005 as compared with $369,000 at December 31, 2004 and $200,000 for 2003. This was due to increased branch locations, upgrades to the Company’s IT infrastructure and web-sites as well as third party processing system upgrades. Total data processing costs increased approximately $364,000 or 98.6% and represented 8.3% of total non-interest expense and 0.3% of average earning assets as of December 31, 2005. This compares with the increase of 2004 over 2003 in the amount of $169,000 or 84.5% and costs which represented 5.9% of total non-interest expense and 0.2% of average earnings assets as of December 31, 2004.

As a result of the Company’s orientation towards being an integrated data provider, telephone and data communication costs have been higher than one might anticipate in a local community institution. However, with three offices in Nevada and one in California inter-connected to Auburn, California and Charlotte, North Carolina which provide on-line capabilities, the Company’s communication costs have indeed been high. Based on the technology supported focus of the Company, however, it is expected that this is likely to continue into the future.

The third largest increase in non-interest expenses was in other professional services which increased $211,000 or 82.1% to $468,000 for the year ending December 31, 2005 as compared with $257,000 outstanding for the same period in 2004. Other professional services were 5.3% and 0.2% of non-interest expenses and average earning assets, respectively for the year ended December 31, 2005. The same costs were 4.1% and 0.1% for the year ended in 2004. These increases were largely necessitated by the increasing role of external professional staff evaluation of certain risk evaluated areas, as well as by compliance with Sarbanes-Oxley, heightened asset liability and risk management practices.

The fourth largest increase in non-interest expenses was in the occupancy costs for the Company. This was due to two primary factors; 1) the new California branch added during the first quarter of 2005, and 2) the additional premises, equipment, and data processing costs initiated by additional lending and administrative people in the main office. Total occupancy costs approximated 17% of total non-interest expense and 0.54% of average earning assets during the year ended December 31, 2005, 21% and 0.60% for 2004, and 21% and 0.78% respectively for 2003.

The next largest area of non-interest expense was legal and accounting costs. These costs amounted to $515,000 or 5.8% of total non-interest expense and 0.2% of average earnings assets for the year ended December 31, 2005. Legal and accounting costs were approximately $519,000 or 8.31% of total non-interest expenses and 0.2% of average earning assets during 2004 and 3.87% of total non-interest expenses, as well as .14% of average earning assets for the same period in 2003. Reported legal and accounting costs have been high primarily as a result of the Company’s continuing response to a lawsuit previously filed, and the additional legal support required in the purchases of two “1031” companies, such acquisitions which were completed in the first quarter of 2006. Accounting costs themselves have not significantly changed over the year 2004.

In Appendix 3, each of certain other non-interest expense categories are shown with their related percentage of overall non-interest expense, so that one may view their contribution to the overall cost structure of the company. Further, the Company’s efficiency ratio is noted, as was explained above.

Management expects that non-interest expense will moderate as a percentage of average earning assets as the Company continues to grow and management further refines most areas of the Company’s cost structure, however, no assurance can be given that this, in fact, will occur.

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

Pre-underwriting fees are a result of agreements with third parties whereby the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party. These activities were conducted in the California loan production office. This office contributed additional loan volumes to the Company, and provided additional sources of income based on sales of government guaranteed loans to financial intermediaries. Pre-underwriting fees for the periods under review decreased to $154,000 from $224,000 for the periods ending December 31, 2004 and 2003, respectively. There were no such fees collected in 2002. The loan production office opened during the last half of 2003 and operations were temporarily suspended during the second half of 2004 due to changes in personnel, the pending office relocation, and pending merger of CNA Trust.

The total amount of non-interest income for the year ended December 31, 2004 was substantially impacted by the losses taken on sale of securities. Gross losses on the sale of securities amounted to $157,000 which was partially offset by gains on the sale of securities in the amount of $46,000. In addition the Company had a net gain on the sale of SBA loan investments of $7,000 and realized losses of $15,000 on the equity trading account. These activities amounted to net losses on investments of $119,000 as compared to gains of $497,000 taken during the preceding year ended December 31, 2003. The securities sold during 2004 were taken when spreads had tightened and it appeared the bond portfolio valuation would be adversely affected by likely FOMC activities over 2005 and subsequent periods.

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

The second greatest increase in non-interest expenses is most evident in the occupancy costs for the Company. This was due to two primary factors; 1) the new northwest branch added during the fourth quarter of 2004, and 2) the additional premises, equipment, and data processing costs initiated by moving The Bank Holdings into their permanent space. Total occupancy costs approximated 21% of total non-interest expense and 0.60% of average earning assets during the year ended December 31, 2004, 21% and 0.78% for 2003, and 20% and 1.26% respectively for 2002.

The third greatest area of non-interest expense increase has been in legal and accounting costs. These costs increased $356,000 or 218% for the year ended December 31, 2004. Legal and accounting costs approximated 8.31% of total non-interest expenses and .24% of average earning assets during 2004 and 3.87% of total non-interest expenses, as well as .14% of average earning assets for the same period in 2003, and 5.73% and 0.36% respectively, for 2002. The primary increases were due to the following factors:  1) the costs associated with the acquisition and merger of CNA Trust into Nevada Security Bank, and 2) substantially increased expenses associated with public reporting of financial results on a more frequent and regular basis.

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

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for probable loan losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan losses. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to absorb losses inherent in the Bank’s loan portfolio. The loan and lease loss provision is determined by conducting a regular evaluation of the adequacy of the company’s allowance for loan and lease losses, and charging the difference, if any, to the current month’s expense. This has the effect of creating volatility in the amount of charges to the Company’s earnings, based on loan growth, the particular types of loan growth, collateral values, debt service coverage, and various other factors. See Appendix 8 & 9 for information regarding the activity in The Allowance for Loan Losses. The provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan losses, as previously described.

2005 over 2004 and 2003

For the year ended December 31, 2005 the Company’s provision for loan losses was $1.1 million, which is $305,000 more than the $764,000 provided during the twelve months ended December 31, 2004, and $467,000 more than the $602,000 provided in 2003. The loan loss provision was higher in 2005 concurrent with the larger increase in outstanding loan balances during 2005. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses”.

For the periods under review, December 31, 2005, 2004 and 2003, there were no substantive changes in loan concentrations, loan quality, or loan terms, and as a result, the change in the provision for loan losses was primarily related to loan portfolio growth. See Appendix 6 regarding composition of the loan portfolio and Appendix 7 regarding the contractual maturities of the loan portfolio.

During 2005, however, we did refine and further evaluate certain assumptions and estimation methods related to each primary loan category which reflected the loan purpose, strength of borrower, collateral (if any), the loan–to-value ratio (as appropriate), and the loan’s repayment terms and method, each of which was documented and made a part of our quarterly determination of the adequacy of the allowance for loan losses. To the current date, there have been no reallocations of the allowance for loan losses among different parts of the portfolio.

In addition, the Bank provides an allowance for undisbursed loan commitments, such allowance which is reported in other liabilities. At December 31, 2005, this allowance totaled $225,000 and represented 0.09% of total gross loans. At December 31, 2004 this allowance was $161,000 and represented 0.10% of total gross loans, as compared to $75,000 and 0.09% of the total gross loans reported at December 31, 2003.

Provision for Income Taxes

At December 31, 2005 the Company has $1.2 million of operating loss carry-forwards for federal income tax purposes which expire in 2021 as compared to December 31, 2004 and 2003, respectively, when the Company had approximately $2.5 and $2.7 million of operating loss carry-forwards for federal income tax purposes. The Company removed its deferred tax asset valuation allowance for 2005 and accordingly reported a net tax expense credit of $710,000. Refer to Footnote 8 of the financial statements for further discussion and analysis of the deferred tax assets.

Financial Condition

The Company is continuing its growth curve, as is evidenced by the increase in total assets to $384.6 million at December 31, 2005 from $246.8 million at December 31, 2003 or total growth of about $138 million since the end of the year 2004, and growth of about $80 million between December 31, 2004 and December 31, 2003. Between December 31, 2004 and December 31, 2005, total deposits have increased $149.9 million or approximately 79.6%, investment securities (not including the trading account) have increased over $14.7 million, or 21.3% and gross loans have grown by over $84.5 million, an increase of approximately 52.6%. The increase in volumes of earning assets has kept pace with deposit growth, and the Company’s percentage of earning assets was over 90% for all periods under review.

The Company’s primary deposit growth has come from its four branches and a specialized program of tax free real estate exchange deposits. At December 31, 2005, these deposits totaled approximately $96 million and accounted for about 28% of the subsidiary bank’s deposits. With the addition to staff during 2005, a more formal program of cross-selling and specific marketing activities was implemented to further enhance deposit and loan growth.

BALANCE SHEET ANALYSIS

EARNING ASSETS

Investment Portfolio

The major components of the earning asset base for the Company are its investment securities and loan portfolios. The detailed composition and growth characteristics of both of these portfolios are very significant to any analysis of the financial condition as well as results of operations of the Company. The Company’s investments are analyzed in this section, while the loan portfolio is discussed in a later section of this Form 10-KSB.

See Appendix 4 for a detailed schedule for securities available for sale and held to maturity and Appendix 5 for information regarding the contractual maturities of our debt securities. Actual maturities will differ from contracted scheduled maturities because borrowers may have the right to call for redemption or prepay obligations with or without call or prepayment penalties.

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” on December 31, 1993, the Company classified its investments into three primary portfolios; “available for sale”, “held to maturity”, and “trading”.

The investment portfolio serves several purposes: 1) it provides liquidity to mitigate uneven cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits and borrowed funds; 3) it is a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is light; and 5) it may provide partially tax exempt income. During the Company’s growth since its inception four years ago, deposit acquisition activities outpaced loan growth until the latter half of 2004. As a result, the Company’s investment portfolio has been the primary placement of interest earning funds over the periods reported. With additional lending staff and capacity in the northern Nevada and northern California markets, it is believed that loan growth will continue to be strong, although no absolute assurance can be given that this will, in fact, occur.

The Company’s investment portfolio is primarily composed of six subsets: (1) liquid funds, which includes “Fed Funds Sold”, temporary overnight sales of excess funds to correspondent banks, and money market funds with maturities of less than 30 days. These items are not detailed as an element within the Company’s reported longer-term securities portfolio; (2) US Treasury and Agency issues for liquidity; (3) state, county and municipal obligations which may provide limited tax free income and pledging potential; (4) mortgage-backed securities for cash flow and enhanced earnings; (5) corporate bonds; and (6) other equity investments, some of which are readily marketable and carried in investments, and some of which are not readily marketable and are carried in other assets. These latter items include equity in the Federal Home Loan Bank of San Francisco and Pacific Coast Bankers Bancshares, both of which are currently considered not to have readily determinable fair market values. At December 31, 2005, the amount of FHLB stock and Pacific Coast Bankers Bancshares (“PCBB”) equity shares was $1.5 million and $100,000 respectively. The amount of FHLB stock purchased is related to the Company’s extent of funds borrowed from the FHLB as of each reporting period. These restricted investments are carried at cost and the FHLB stock value is determined by ultimate recoverability of par value. The value of PCBB stock will be ultimately determined by earnings, marketing considerations, and the number and health of banks within PCBB’s regional environs. For discussion purposes, when we refer to the securities portfolio, we mean investment portfolio subsets 2-5, which are listed as our available-for-sale securities and our held-to-maturity securities on our reports of condition. The relative distribution of these groups within the overall portfolio has varied over the periods noted, especially as regards the extent of agency, mortgage-backed and corporate investments held. They may vary in volume based on investment rates paid, perceived value in a rising or falling interest rate environment, and various other factors having to do with current FOMC activities and money market conditions. The trading portfolio consists of equity investments in listed stocks on the national exchanges. In some instances covered call options were written against issues carried in this portfolio.

Total investment securities were approximately $84 million at December 31, 2005, exclusive of temporary overnight placements of about $9.3 million in liquid money market funds and $27.0 million in Federal Funds sold. This compares to slightly more than $69 million of investment securities and about $625,000 in liquid money market funds at December 31, 2004. The investment portfolio increased approximately $15 million or 22% at December 31, 2005 as compared with the same period in 2004. The majority of the increase was represented by U.S. government sponsored agency investments during 2005.

Total investments averaged approximately $78 million for the year ended December 31, 2005, a 20% decrease from the approximately $98 million average reported at December 31, 2004. The most noticeable difference in the portfolio was the addition of a greater volume of agency securities as compared to the previous period. The Company has been successful in modifying its balance sheet allocation activities to achieve greater earnings through loans than was possible in prior periods. The investment portfolio for the year ended December 31, 2005 comprised 28% of average earning assets, while for the year ended December 31, 2004, the investment portfolio represented an even greater 44% of average earning assets and in 2003 averaged 56%.

Concentrations of investments or securities held exceeding 10% of stockholders’ equity are as follows:  the current book value of held to maturity pass through securities issued by FNMA and FHLMC at December 31, 2005 was $23.6 million, with a market value of $22.9 million, while at December 31, 2004 this amount was $23.9 million with a market value of $23.8 million. For the date of December 31, 2005 the amount of mortgage backed pass through securities guaranteed by GNMA was $2.5 million with a market value of $2.4 million, while at December 31, 2004 this was $3.4 million with a market value of $3.4 million. Other held to maturity mortgage backed CMO’s issued or guaranteed by FNMA, FHLMC or GNMA at December 31, 2005 were $12.5 million with a market value of $12.1 million, while at December 31, 2004 this amount was $14.5 million with a market value of $14.3 million.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security. Generally the greater the duration of the security or portfolio, the greater will be its percentage price volatility. The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rate. The effective duration of the Company’s investment portfolio at December 31, 2005 is 2.38, as compared with 2.12 as of the same date in 2004. This increase in duration during the year was the result of changes in market rates of interest.

Loan Portfolio

The major component of interest earning assets is the Company’s loan portfolio. A detailed review of the composition and characteristics of this portfolio is important to any analysis of the financial condition and results of operations of the Company.

A comparative schedule of the distribution of the Company’s loans at December 31, 2005 and 2004 is presented in Appendix 6, Composition of The Loan Portfolio. The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that particular category. Further, the figures noted for each category are presented as percentages, for ease of reviewer analysis. For each period reported, there are no loans being serviced by the institution for the benefit of others. Further, no loans are considered held for sale.

Gross loans have increased by about $85 million, or over 52% to almost $245 million during the twelve months ended December 31, 2005. As one can see in Appendix 6, the most significant volume change between December 31, 2005 and December 31, 2004 has been the increase of the Company’s real estate secured loan portfolio. This volume increased by about $79 million, and comprised about 93% of all loan growth during the twelve months ended December 31, 2005. Approximately 57% of the growth that has occurred has been accomplished primarily in the increased activity levels of the Company’s Roseville, CA office. This growth portends well for the diversification of risk within the Company’s large and growing loan portfolio. While the types of credits granted in this market are not extremely dissimilar from those granted in the northern Nevada market, the fact that these areas are separated by a mountain range and are in different states subject to differing regional economies and governmental regulations reflects the added benefit of geographic risk dispersion within the Company’s overall loan portfolio. Generally speaking, volume changes have been substantial in the Company’s loans held in the categories noted, over the periods under review.

At December 31, 2004, our average interest earning asset base mix did not exhibit the characteristics of average assets reported by our peers, however, with 2005 loan growth this has changed and the earning asset base is more in line with our peers. While it is anticipated that loan volumes will continue to increase as a percentage of average earning assets as we grow, there can be no absolute assurance that this will, in fact, occur. Should the volume of loans change dramatically, a change in the relative mix of loan categories is also likely to occur. As our loan portfolio ages and expands, it is also anticipated that our history of few delinquencies and no charge-offs over the past four years is likely to change as well. While we are proud of our achievements in this regard, we are ever mindful of how any given change in regulations, regional economies, interest rates, or other factors may cause a decline in the ultimate collectability of any given credit extension.

Loan Maturities

Appendix 7 Scheduled Contractual Maturities of the Loan Portfolio presents the maturity distribution for each major category of our loan portfolio and the sensitivity of such loans to changes in interest rates at December 31, 2005.

Off – Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Commitments to extend credit were $71.2 million at December 31, 2005 as compared to $51.5 million at December 31, 2004. These commitments represented about 29% and 32% of outstanding gross loans at each of the periods noted, respectively. The Company’s stand-by letters of credit totaled $293,000 and $310,000 at December 31, 2005 and 2004, respectively. This total represented an insignificant portion of total commitments outstanding at December 31, 2005 and 2004.

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

The evaluation of these factors of risk is performed by independent third party review firms that employ credit professionals to determine our adherence to previously established internal guidelines. These evaluations include many factors, such as loan growth, changes in the composition of the loan portfolio, delinquencies, general economic conditions that could impact the value of collateral, management’s general assessment of loan portfolio quality, and other trends and conditions. Further, such independent external reviews include evaluating the financial strength of the borrowers, the value of applicable collateral, any prior loan loss experiences, the growth in the loan portfolio, and other conditions. During the twelve months ended December 31, 2005, four such evaluations were conducted, as was an evaluation of the adequacy of our loan loss allowance and the methodology employed in its adequacy testing. In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, review loan quality and the adequacy of the allowance for loan losses.

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

We employ a systematic methodology for determining the allowance for loan losses that includes a monthly review process and quarterly adjustment of the allowance. Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics that could lead to impairment, as well as a detailed review of other loans (either individually or in pools). While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans is also to some extent, based on management’s judgment and experience.

Peer data for all institutions reported in the Uniform Bank Performance Report for the State of Nevada reflects an allowance for loan losses of .99% of total loans at December 31, 2005. This compares to the National Peer Group 2001 (all insured commercial banks having assets less than $750 million that were established in 2001) ratio of 1.17% as of the same date. For the National Peer Group, loan losses were reported at .08% of average total outstanding, on an annualized basis, for the period ended December 31, 2005, while for the state, it was reported at .01%, for the period ended December 31, 2005 and .05% for the year ended December 31, 2004.

As reported in appendix 8 the Company’s allowance for loan losses as a percent of gross loans was 1.08% as of December 31, 2005 and the Company had no loan losses. Our allowance without the purchased SBA loans (which do not require a reserve allocation), would have been 1.17% as of the same date. At December 31, 2004 the Company’s allowance for loan losses as a percent of gross loans was 0.99%.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include national peer and state peer historical loss experience, our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Other factors include the strength of the borrower, collateral (if any), the loan-to-value ratio and other specific criteria.

Qualitative factors include the general economic environment in our markets and key industries in the northern Nevada and northern California markets. The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, the results of bank regulatory examination, model imprecision, and the rate of portfolio growth are additional qualitative factors that are considered. To date the Company has experienced no loan losses.

Appendix 8 summarizes the activity in the Allowance for Loan Losses for the periods indicated.

Appendix 9 provides information regarding the allocation of the Allowance for Loan Losses.

Management believes that the ALL at December 31, 2005 is sufficient to absorb losses inherent in the loan portfolio. This amount is based on the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods. In addition, however, we carry an allowance for undisbursed loan commitments which is reported as an “other liability.”  At December 31, 2005 and 2004, such allowance totaled $225,000 and $161,000, respectively, and represented 0.32% and 0.31% of loan commitments outstanding, respectively, and 0.09% and 0.10% of total gross loans, respectively.

Non-Earning Assets

Non-earning assets are those assets that by their characteristics do not generate interest income for the Company. Generally speaking, a financial institution would prefer to minimize such assets, which are primarily composed of cash and due from balances, premises and equipment and “other” assets. At December 31, 2005 and December 31, 2004 such assets totaled about $19.0 million and $15.7 million and represented approximately 5% and 6% of total assets, respectively.

At December 31, 2005, the Company has $6.3 million in Bank Owned Life Insurance (“BOLI”) classified as a non-earning asset, as compared to $6.0 million for the same period in 2004. The company completed all of the agreements and documentation pertaining to this plan during 2005. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The costs of certain benefit plans added by the Company in 2005 are “funded” with BOLI income, projected to have a tax-equivalent return of about 5%. No assurance can be given that this return will be fully realized, however.

Cash and Due From Banks

Cash on hand and balances due from correspondent banks represent the next major portion of the Company’s non-earning assets. At December 31, 2005, cash and due from banks totaled $6.0 million and comprised about 2% of total assets and about 31% of total non-earning assets, as compared to about 2% and 30%, respectively, of total assets and non-earning assets at December 31, 2004.

Premises and Equipment

Fixed assets represent the third greatest volume of non-earning assets at December 31, 2005, and totaled $2.9 million, representing about 15% of such total at December 31, 2005 as compared $3.0 million or 19% at December 31, 2004.

The net book value of the Company’s premises and equipment decreased by $160,000, or 5%, in 2005. The purchase of approximately $361,000 in equipment and leasehold improvements during the year did not offset the increased depreciation charges. The Company’s net premises and equipment were less than 1% of total assets at December 31, 2005, and 1.2% of total assets at the end of 2004. At December 31, 2005 there were no material commitments for capital expenditures, nor were there any fixed or long lived assets held for sale or impaired in value.

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter. Depreciation and amortization was $521,000 for the year ended December 31, 2005 as compared to $445,000 during 2004. Appendix 10, Premises and Equipment reflects the balances by major category of fixed assets.

Other Assets

Other assets are primarily composed of accrued interest receivable on investments and loans, certain prepaid accounts, deferred tax assets, and items in process of review and determination as to their ultimate disposition. These amounts were $3.3 million and $1.5 million as of December 31, 2005 and 2004, respectively. Of the total “other assets”, accrued interest receivable represented 51% and 70% at December 31, 2005 and 2004, respectively.

Deferred tax assets amounted to approximately $763,000 and represent nearly 23% of the “other assets” category, as compared to 2004, when the Company had a valuation allowance to offset the deferred tax assets. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expenses in its financial statements that it has been allowed to deduct for taxes; therefore, the Company’s deferred tax asserts typically exceed its deferred tax liabilities. The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation and securities depreciation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the tax deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

Deposits

An important balance sheet component impacting the Company’s net interest margin is the composition and cost of the Company’s deposit and other liability base. Net interest margin is improved to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, which are non-interest bearing demand, NOW accounts, savings accounts, money market deposit accounts (MMDA’s) and time deposits under $100,000.

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

In addition to these sources, however, the Company has a deposit acquisition officer assigned to real estate related companies, who is responsible for developing growth in this deposit class. As a result of such activities, the Company has generated $96 million of MMDA deposits related to that source of endeavor at December 31, 2005, which represented about 28% of total deposit accounts. At December 31, 2004 this type of MMDA deposit approximated $64 million and represented about 34% of deposit accounts.

An additional source of deposit growth for the Company during 2005 was the acquisition of time certificates of deposits under $100,000 from deposit broker sources. These bulk deposits issued in denominations of $1,000 amounted to $42.6 million as of December 31, 2005. The average maturity of these deposits is about three years. These funds were acquired as part of the Company’s asset liability management process and are covering a portfolio of term loans that have a next repricing date on average of approximately the same period.

As illustrated in the Average Balances Sheet (see Appendix 1), the average rate paid on interest bearing deposits increased to 3.17% during the year ended December 31, 2005 from 2.05% for the year ended December 31, 2004. Average interest bearing deposit volumes increased by about $43 million, or approximately 25% for the year ended December 31, 2005 over the year ended December 31, 2004.

One of the primary differences between deposit volumes at December 31, 2005, when compared to December 31, 2004, is the growth of $32 million in certificates of deposit under $100,000. The major portion of this growth was in the bulk deposit sourcing discussed above which carried market rates of interest slightly higher at inception than deposit rates in the local market. As local deposit rates have increased over the term, however, such rates are currently below advertised rates for time deposits with similar terms to maturity.

NOW deposits increased approximately $1.7 million to $7.8 million or 27.9% at December 31, 2005 as compared with $6.1 million outstanding as of December 31, 2004. Average NOW accounts represented 3.2% of average interest bearing liabilities as of December 31, 2005 as compared to 3.6% for the same period in 2004. Savings accounts decreased $300,000 or 11.2%, to $2.4 million for year ended December 31, 2005 versus $2.7 million for the year ended 2004. Average savings accounts were 1.1% and 1.3% of average interest bearing liabilities for the years ended December 31, 2005 and 2004, respectively.

Time certificates of deposit under $100,000 (including IRA’s), increased $47.4 million to $54.9 million or 632%, at December 31, 2005 as compared to $7.5 million as of December 31, 2004. Average time certificates of deposits under $100,000 (including IRA’s) amounted to 17.1% of average interest bearing liabilities as of December 31, 2005 as compared to 3.5% for the year ended December 31, 2004.

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

Non – Interest Bearing Liabilities

Non-interest bearing deposit liabilities are an integral part of a financial institution’s funds portfolio. These consumer and business checking accounts provide a relatively stable source of investable funds which are considered among a financial institution’s core deposits. Non-interest bearing demand deposits totaled $49.4 and $33.4 million, respectively, and comprised about 14.6% and 17.7%, of total deposits at December 31, 2005 and 2004 and averaged about 14% and 16% of total average deposits for each of the twelve months ended December 31, 2005 and 2004, respectively, and about 14% of average total deposits during 2003.

Other non-interest bearing liabilities totaled $2.3 million and $625,000 respectively at December 31, 2005 and 2004, and are primarily represented by amounts calculated for interest payable and other expenses accrued but unpaid, and certain clearing amounts. Accrued interest payable increased during the twelve months ended December 31, 2005 due to higher deposit volumes. Generally speaking, the balance of “other liabilities” represents a small percentage of overall liabilities and is not material to the discussion of funding sources.

Other Borrowings and Subordinated Debt

We may occasionally use Fed funds purchased and short-term Federal Home Loan Bank (“FHLB”) borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks, however, the borrowing line at FHLB is dependent on the level of pledged collateral and the extent of FHLB equity held. There was a total of $64 million available from this source at December 31, 2005 and $34 million at December 31, 2005, less funds drawn, as noted below. Such funds were made available on an overnight, index based rate at both December 31, 2005 and 2004.

These lines of credit available to us under various agreements with the Federal Home Loan Bank of San Francisco, Pacific Coast Banker’s Bank, and Zions National Bank are generally available under specified conditions. The extent of pledged collateral available, the amount of the line and the period over which funds can be drawn may be subject to terms and conditions of an underlying letter of understanding. At the current time, management is not aware of any known events, demands, trends or uncertainties that would likely result in the termination or material reduction in availability of our off-balance sheet borrowing arrangements. Should such availabilities be substantially reduced, management would look to other internal and external sources of liquidity to support any reduced availability from current lines, although no absolute assurance can be given that this, in fact, would occur. As of December 31, 2005 the Company had no advances outstanding from the FHLB as compared to December 31, 2004, when $30.5 million had been drawn.

Since growth in core deposits may be at intervals different from loan demand, we may follow a pattern of funding irregular growth in assets with overnight borrowings, which are then replaced with core deposits. This temporary funding is likely to be utilized for generally short–term periods, although no assurance can absolutely be given that this will, in fact, occur. Refer to Appendix 12, Other Borrowed Funds, which notes the extent of utilization of various funding sources over represented periods.

During the fourth quarter of 2005 the Company and its newly formed Connecticut statutory trust subsidiary, “The Bank Holdings Statutory Trust I”, (the “Trust”) entered into a purchase agreement pursuant to which it was agreed that the trust would issue approximately $15.5 million of floating interest rate trust preferred securities (the “Trust Preferred Securities”) to Merrill Lynch International. The Trust Preferred Securities were issued and sold in a private placement exempt from registration under the Securities Exchange Act of 1933, as amended.

The Trust Preferred Securities will be redeemable at the Company’s option on or after December 15, 2010. In addition, the Trust Preferred Securities require quarterly distributions of interest by the Trust to the Holders of the Trust Preferred Securities at a floating rate equal to the three month London Interbank Offered Rate (“LIBOR”) plus 1.42%, which rate thereafter will be reset quarterly until maturity. The Trust used the proceeds of the sale of the Trust Preferred Securities to purchase approximately $15.5 million of the Company’s floating rate junior subordinated debentures (the “Debentures”). Like the Trust Preferred Securities, the Debentures bear interest at a floating rate equal to the three month LIBOR plus 1.42%. The Debentures will mature on

December 15, 2035, but they may be redeemed by the Company at its option at any time on or after December 15, 2010.

Capital Resources

At December 31, 2005, the Company had total shareholders’ equity of $28.7 million, comprised of $30 million in common stock, $1.2 million in accumulated deficit, and $554,000 in accumulated other comprehensive loss. Total shareholders’ equity at the end of 2004 was $27.4 million. The Company’s wholly owned subsidiary, Nevada Security Bank, was required by the FDIC to maintain an 8% capital ratio during its first three years of operation. Due to the Bank’s substantial growth, the Company has contributed additional capital to the Bank to assure that the mandated ratio was not breached during 2005. While the Company issued additional equity in March of 2004, in November 2005 the Company issued $15.5 million of trust preferred securities through its unconsolidated wholly owned subsidiary, The Bank Holdings Statutory Trust I, a Connecticut statutory trust. Trust preferred proceeds are generally considered to be Tier 1 or Tier 2 capital for regulatory purposes, but long term debt in accordance with generally accepted accounting principles. However, no assurances can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future.

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

The Federal Deposit Insurance Corporation (“FDIC”) has promulgated risk-based capital guidelines for all state non-member banks such as Nevada Security Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the guidelines, Tier 1 Capital includes common stockholders’ equity and qualifying minority interests in consolidated subsidiaries, less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. Tier 2 Capital includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations. At December 31, 2005, 2004 and 2003, the Company’s total risk based assets were $279.3 million, $167.0 million and $101.6 million, respectively. At December 31, 2005 Nevada Security Bank’s total risk based assets were $262.8 million. This roughly indicates the intensity of capital usage when compared to total reported assets as noted elsewhere in the body of this report.

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

Liquidity

The liquidity of the Company is comprised of three primary classifications:  Cash flows from or used in operating activities, cash flows used in investing activities, and cash flows provided by financing activities. Net cash provided by or used in operating activities consists primarily of net income or loss adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the twelve months ended December 31, 2005 net cash provided by operating activities was about $2.8 million, compared to $1.3 million for the same period of 2004. The improvement for the twelve months ended December 31, 2005 over the same period of 2004 was primarily as a result of the continued growth of the Bank, and the increase in net income in 2005 over the same period in 2004.

Net cash used in investing activities, consisting primarily the of purchases of securities, and funding of the loans, was approximately $101 million and $82 million for the twelve months ended December 31, 2005 and 2004, respectively, all of which reflected the continued asset growth of the Bank.

Net cash provided by financing activities for all periods under review overwhelmingly reflects the deposit growth of the organization. For the twelve months ending December 31, 2005 the net cash provided by financing activities was $135 million, as compared to $80 million for the same period of 2004.

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

The extent to which these funds are available to meet our cash needs determines our liquidity. In addition, should the need arise for immediate cash, we could sell either permanently or under agreement to repurchase, those investments in our portfolio which are not pledged as collateral to support various borrowings or the collateralization of public deposits.

As of December 31, 2005, non-pledged securities comprised about $10.6 million or 13% of our securities portfolio. Other forms of balance sheet liquidity on that date include vault cash and balances due from banks totaling $6.0 million. In addition to the liquidity inherent in its balance sheet, we have off-balance-sheet liquidity in the form of lines of credit from two correspondent banks. Availability on these lines totaled approximately $5 million at December 31, 2005. We manage our liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities. At December 31, 2005 all non-pledged investments were approximately 13% of our total investment portfolio, and total lines of credit approximated $72 million, which were unused as of year end.

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

The Bank Holdings is a company separate and apart from Nevada Security Bank. It must provide for its own liquidity. The subordinated Debentures which closed November 3, 2005 provided debt equity with which it may continue its current growth, support the continued growth of Nevada Security Bank, and pay for its obligations incurred during the normal course of business.

Interest Rate Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Bank’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Bank does not engage in trading of financial instruments, nor does the Bank have any exposure to exchange rates.

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. To identify areas of potential exposure to rate changes, the Bank uses modeling software to perform an earnings simulation analysis and a market value of portfolio equity calculation on a quarterly basis. This identifies more dynamic interest rate risk exposures than those apparent in standard re-pricing gap analyses.

BancWare modeling software is used for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s primary subsidiary, Nevada Security Bank’s net interest margin. These simulations can also provide both static and dynamic information on the projected fair market values of the Bank’s financial instruments under different interest rate scenarios. The simulation program utilize Bank specific loan, deposit and investment data, and incorporates assumptions on the re-pricing characteristics of embedded options to determine the effects of a given interest rate change on the subsidiary bank’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Bank’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels). The Bank typically uses seven standard interest rate scenarios in conducting its simulations, four of which are provided in Appendix 13.

The Bank’s policy is to target the change in the Bank’s net interest income for the next 12 months to plus or minus 7% based on a 100 basis point (b.p.) shock, plus or minus 14% based on a 200 b.p. shock, and plus or minus 21% based on a 300 b.p. shock in interest rates.

See Appendix 13 for information on the Bank’s estimated net interest income profile as of December 31, 2005. The table illustrates that if there were an immediate downward adjustment of 200 basis points in interest rates and the Bank did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decrease by around $2.4 million, or approximately 18.86%, over the next twelve months. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Bank’s net interest income would increase by $1.4 million or 10.89% over the next year. The exposure to declining rates appears disproportionate in these simulations, however, because most of the Bank’s deposit rates have escalated over the past year as a result of FOMC actions. In reality, management does not expect current rates to fall significantly. In addition, the preceding interest rate simulation model does not represent a financial forecast and should not be relied upon as being indicative of future results.

One lesser utilized method of reviewing an institution’s likely changes in net interest income is to analyze its “gap” position. That is, to look at the dollar volume of assets and liabilities whose interest rates earned and paid, will be repricing in various base periods. This repricing information is also used in the liquidity management. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are currently subject to change in interest rates, either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the repricing characteristics and the maturity structure of assets and liabilities during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to examine how and when assets and liabilities respond to changes in interest rates, and quantify the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in our current portfolios that are subject to repricing at various time horizons: immediate; within three months; over three to twelve months; one to five years; over five years, and on a cumulative basis. The differences are known as interest rate sensitivity gaps.

As shown in Appendix 14 Interest Rate Sensitivity Gap, during the first three months, approximately 71% of interest bearing liabilities could reprice, compared with 45% of all interest earning assets. This would be characterized as a negative gap, that is, more liabilities reprice in this period than assets. A positive gap implies that more assets than liabilities reprice in a given time frame, and the intuitive reaction would be that in a falling rate environment, it would be more beneficial to be negatively gapped; that is, interest bearing liabilities drop in price faster than interest earning assets, and in a rising interest rate environment it would be better to have interest earning assets reprice quicker than interest bearing liabilities, thereby creating additional short-term income.

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

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. Economic values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value and does not vary with interest rate fluctuations. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated. At the current time, the Company determines the economic value of equity (“EVE”) on a quarterly basis, and is establishing guidelines for such variances based on historical economic and Company trends, after an evaluative period with includes the substantial increases in FOMC rates changes over the past year. Such guidelines will be formalized and documented during the year 2006.

ITEM 7.                             CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Bank Holdings

Las Vegas, Nevada

We have audited the consolidated balance sheets of The Bank Holdings and Subsidiary as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank Holdings and Subsidiary as of December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

McGLADREY & PULLEN, LLP

Las Vegas, Nevada

March 16, 2005

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

The Bank Holdings

We have audited the accompanying consolidated balance sheet of The Bank Holdings and subsidiary (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bank Holdings and subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California
March 30, 2006

THE BANK HOLDINGS AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Cash and due from banks	$5,980	$4,737
Liquid money market funds	8,500	625
Federal funds sold	27,791	—
Cash and cash equivalents	42,271	5,362
Securities, available for sale	19,512	15,540
Securities, held to maturity (fair value of 2005: $63,048; 2004: $53,227)	64,309	53,588
Securities, trading	1,283	1,088
Other equity securities, at cost	2,067	1,734

Loans, gross	245,185	160,708
Allowance for loan losses	(2,655)	(1,586)
Deferred loan fees, net	(356)	(597)
Loans, net	242,174	158,525

Premises and equipment, net	2,863	3,023
Bank owned life insurance	6,312	6,000
Intangible asset	500	500
Other assets	3,341	1,482
TOTAL ASSETS	$384,632	$246,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$49,411	$33,359
Interest bearing demand	7,825	6,133
Savings	2,382	2,682
Money Market	183,917	113,163
IRA’s	1,164	878
Time deposits < $100,000	53,730	6,604
Time deposits > $100,000	39,769	25,522
Total deposits	338,198	188,341
Short term borrowed funds	—	30,500
Junior subordinated debt	15,464	—
Accrued expenses and other liabilities	2,268	625
Total Liabilities	355,930	219,466

Commitments and contingencies (Notes 5 and 9)

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 authorized; 3,124,266 issued and outstanding as of December 31, 2005 and 2,972,330 at December 31, 2004	30	30
Additional paid-in capital	30,431	30,326
Accumulated deficit	(1,205)	(2,617)
Accumulated other comprehensive (loss)	(554)	(363)
Total stockholders’ equity	28,702	27,376
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$384,632	$246,842

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Interest and dividend income:
Federal funds sold and other	$248	$96	$68
Debt securities, taxable	2,362	2,885	1,944
Dividends	83	34	5
Loans, including fees	14,473	7,521	3,233
Total interest and dividend income	17,166	10,536	5,250

Interest expense:
Deposits	6,677	3,443	1,842
Other borrowed funds	667	226	51
Total interest expense	7,344	3,669	1,893

Net interest income	9,822	6,867	3,357

Provision for loan losses	1,069	764	602
Net interest income, after provision for loan losses	8,753	6,103	2,755

Noninterest income:
Service charges on deposit accounts	206	136	75
Other service charges, commissions and fees	165	139	97
Pre-underwriting fees	25	154	224
Income on bank owned life insurance	313	—	—
Unrealized gains/(losses) on trading securities, net	47	110	—
Realized gains/(losses) on sale of fixed assets, net	4	—	—
Realized gains/(losses) on sale of investments, net	12	(119)	497
Total noninterest income	772	420	893

Noninterest expense:
Salaries and employee benefits	4,222	2,743	2,024
Occupancy and equipment	1,532	1,330	896
Data processing	733	369	200
Deposit servicing costs	259	213	152
Accounting, and legal	515	519	163
Other professional services	468	257	139
Telephone and data communications	170	138	114
Other	924	673	525
Total noninterest expense	8,823	6,242	4,213

Net income/(loss) before income tax benefit	702	281	(565)

Income tax benefit	(710)	—	—

NET INCOME/(LOSS)	$1,412	$281	$(565)

Net earnings/(loss) per share:
Basic	0.47	0.10	(0.38)
Diluted	0.43	0.10	(0.38)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

						Accumulated
		Shares of		Additional		Other
	Comprehensive	Common	Common	Paid-in	Accumulated	Comprehensive
	Income/Loss	Stock	Stock	Capital	Deficit	Income/Loss	Total
	(in thousands, except per share data)

Balance at December 31, 2002		1,405,930	14	13,998	(2,333)	316	11,995

Net Loss	$(565)	—	—	—	(565)	—	(565)
Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(80)
Less reclassification adjustment for gains included in net loss	(497)
Net unrealized holding losses	(577)	—	—	—	—	(577)	(577)
Comprehensive loss	$(1,142)

Balance at December 31, 2003		1,405,930	14	13,998	(2,898)	(261)	10,853
Proceeds from issuance of common stock, net of offering costs of approximately, $300,000		1,552,500	16	16,106	—	—	16,122
Stock options exercised		13,900	—	139	—	—	139

Net income	$281	—	—	—	281	—	281

Compensation expense related to stock options		—	—	83	—	—	83

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(221)
Less reclassification adjustment for losses included in net Income	119
Net unrealized holding losses	(102)	—	—	—	—	(102)	(102)
Comprehensive income	$179

Balance at December 31, 2004		2,972,330	$30	$30,326	$(2,617)	$(363)	$27,376

Stock options exercised		2,000	—	20	—	—	20
Stock dividend		149,936

Net income	$1,412	—	—	—	1,412	—	1,412

Compensation expense related to stock options		—	—	85	—	—	85

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(179)
Less reclassification adjustment for gains included in net Income	-12
Net unrealized holding losses	(191)	—	—	—	—	(191)	(191)
Comprehensive income	$1,221

Balance at December 31, 2005		3,124,266	$30	$30,431	$(1,205)	$(554)	$28,702

Pending actual profit

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Periods Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income/(loss)	$1,412	$281	$(565)
Adjustments to reconcile net income/(loss) to cash provided by (used in) operating activities:
Provision for loan losses	1,069	764	602
Stock option compensation expense	85	83	—
Net amortization of securities	387	654	928
Depreciation	520	445	353
Unrealized gain on trading securities	(47)	(110)	—
Activity of trading securities, net	(186)	(978)	—
Realized gain/loss on sales of available for sale securities, net	(12)	119	(497)
Net change in:
Other assets and liabilities, net	(361)	24	(446)
Net cash provided by (used in) operating activities	2,867	1,282	375

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	394	64,667	20,978
Purchases	(4,377)	(43,716)	(44,730)
Activity of securities held to maturity:
Proceeds from maturities, prepayments and calls	12,595	21,711	31,034
Purchases	(23,686)	(37,902)	(35,061)
Activity in equity securities, net	130	(1,307)	(376)
Loan originations and principal collections, net	(84,718)	(77,664)	(57,615)
Increase in bank owned life insurance	(313)	(6,000)	—
Purchase of intangible asset	—	(500)	—
Investment in Trust subsidiary	(464)	—	—
Purchases of premises and equipment, net	(360)	(1,399)	(248)
Net cash used in investing activities	(100,799)	(82,110)	(86,018)

Cash flows from financing activities:
Net increase in deposits	149,857	39,594	81,477
Proceeds from other borrowed funds, net	(30,500)	24,375	6,125
Proceeds from subordinated debentures	15,464	—	—
Payments on capital lease obligation	—	—	(15)
Stock issuance costs capitalized pending stock issuance			(118)
Proceeds from exercise of stock options	20	139	—
Net proceeds from issuance of common stock	—	16,122	—
Net cash provided by financing activities	134,841	80,230	87,469

Net change in cash and cash equivalents	37,109	(598)	1,826

Cash and cash equivalents at beginning of the period	5,362	5,960	4,134
Cash and cash equivalents at end of the period	$42,271	$5,362	$5,960

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$7,344	$3,659	$1,898

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS

Notes to Consolidated Financial Statements

December 31, 2005

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

In accordance with provisions of Financial Accounting Statements Board (“FASB”) interpretation No. 46 Consolidation of Variable Interest Entities, the Company’s investment in The Bank Holdings Statutory Trust I is not consolidated and is accounted for under the equity method and included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected on the Company’s consolidated balance sheet.

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its principal subsidiary, Nevada Security Bank (the Bank). The Bank has four branches. There are two offices in Reno, the Reno Main and a branch in Reno’s growing northwest region. The Bank also has a branch located in Incline Village, Nevada, at Lake Tahoe. On March 18, 2005 the bank opened a branch in Roseville, California, which does business as Silverado Bank.

The Company’s only other direct subsidiary is The Bank Holdings Statutory Trust I, which was formed in November 2005 to facilitate the issuance of Capital trust pass-through securities. Pursuant to FASB Interpretation No. 46, as noted above, it is not reflected on a consolidated basis in the financial statements of the Company.

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

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States of America and general practices within the banking industry, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, material estimates that are susceptible to substantial change over the longer term related to the determination of loan origination costs, equity-based compensation, goodwill and income taxes.

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

Loan origination fees, net of certain deferred origination costs and purchase premiums and discounts are recognized as an adjustment to yield of the related loans over the contractual life of the loan using both the effective interest and straight line method, based on the loan type.

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

Pre-underwriting fees

The Company has agreements with third parties under which the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party. These activities are conducted in the Silverado Bank branch. The Company would be required to refund any fee paid, in the event of delinquency, default, or early payoff during the first six months of the loan term. Management records a liability equal to 100% of the fee at the date the fee is received, less any commissions, fees or incentives paid to individuals involved in the transaction. This liability is reduced ratably over the six month contingency period.

Income Taxes

The Company files its income taxes on a consolidated basis with its primary subsidiary. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Therefore, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between tax financial statement carrying amounts and the basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date. During 2004 deferred tax assets were reduced by a valuation allowance. That valuation allowance was removed for 2005.

Salary Continuation Plan

The Company has initiated action to provide certain key executives, or their designated beneficiaries, with annual benefits after retirement, until death. These benefits would be substantially equivalent to those available under split-dollar life insurance policies purchased by the Company on the lives of such key executives. The Company has completed the final plan and agreements, and has accrued for these future benefits from the date of the plan. At the consolidated balance sheet date, the amount of accrued benefits equals the then present value of the benefits expected to be provided to the key executives or their beneficiaries, in exchange for the executives’ services to that date.

Stock Compensation Plan

At December 31, 2005, the Company had a stock-based employee compensation plan, which is more fully described in NOTE 12. The Company accounts for the plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, prior to the third quarter of 2004, no stock-based employee compensation cost had been reflected in the statement of operations, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the grant date. During 2004, the Company granted options to certain individuals under the Amended 2002 Stock Option Plan (the “Plan”) which was approved at the 2004 Annual Meeting of Shareholders. Such Plan provides for stock option grants at fair market value determined by a number of methods. Due to the lack of an active trading market in the Company’s common stock, its limited number of shares exchanged daily, as well as substantial price volatility, it was determined that using a thirty (30) day average market closing price would be the most representative of the common stock’s fair market value. Accordingly, the Company has recognized the difference between the market price on the day of the grant and the average lower closing market price for the thirty (30) days preceding the grant date as compensation which has been reflected in the statement of operations. For certain of the options granted during 2004, the thirty day average closing market price was greater than the market price on that day.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to such outstanding and unvested awards granted during 2005.

On December 28, 2005, the Directors of The Bank Holdings approved the acceleration of non-qualified stock options granted under The Bank Holdings Stock Option Plan of 2002 as amended. Non-qualified options previously granted under this Plan were to be vested over a five year term, however, the recent FASB Statement 123(R) “Share Based Payment” would unduly penalize the reported earnings of the two year old Company, and each relevant stock option agreement was amended.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net Income/(Loss):
As reported	$1,412	$281	$(565)
Add: Stock-based employee compensation expense included in reported net income	85	83	—
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards	1,518	723	140

Pro-forma net (loss)	$(21)	$(359)	$(705)

Basic and diluted (loss) per share
As reported basic	$.47	$0.10	$(0.38)
As reported diluted	$.43	$0.10	$(0.38)
Pro forma basic	$(.01)	$(0.13)	$(0.48)
Pro forma diluted	$(.01)	$(0.13)	$(0.48)

The fair value of each option grant for pro-forma disclosure purposes is estimated on the date of grant using the following assumptions pursuant to the Black Scholes method in 2005 and 2004 and the minimum value approach in 2002 as described in FASB statement No. 123:

	2005	2004	2003
Assumptions for determining fair values:
Dividend yield	0.0%	0.0%	0.0%
Projected stock price volatility	35.0%	35.0%	35.05
Risk-free interest rate	4.86%	4.11%	3.65%
Expected life of options (in years)	7.0	7.0	7.0
Fair value per option	$6.86	$7.66	$4.30

The Company uses the seven year zero coupon treasury rate as the risk-free interest rate.

Income/(Losses) Per Common Share

Income or loss per share for all periods presented in the Consolidated Statements of Operations and Comprehensive Loss are computed based on the weighted average number of shares outstanding during each period. The dilutive effect of stock options was not included in the computation for the loss per common share as of December 31, 2003, because the inclusion would be anti-dilutive. Options outstanding as of December 31, 2005 were 488,985. The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Years Ended December 31,
	2005(1)	2004	2003

Average number of common shares outstanding	2,974104	2,746,791	1,476,227
Effect of dilutive options	159,597	92,197	—
Effect of dilutive warrants	146,162	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	3,279,863	2,838,988	1,476,227

Net income/(loss)	$1,412	$281	$(565)
Basic net income (loss) per share	$.47	$0.10	$(0.38)
Diluted net income (loss) per share	$.43	$0.10	$(0.38)

(1)    Reflects the 5% stock dividend declared on December 28, 2005.  The years 2004 and 2003 were not restated as the effect of the dividend paid on December 30, 2005 was not material.

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

The components of other comprehensive income/(loss) are as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net income/(loss)	$1,412	$281	$(565)
Unrealized holding losses on available for sale securities arising during the year	(179)	(221)	(80)
Less: reclassification adjustment for (gains) losses included in net income/(loss)	(12)	119	(497)
Net unrealized holding gains/(losses)	(191)	(102)	(577)
Comprehensive income/(loss)	$1,221	$179	$(1,142)

Recent Accounting Pronouncements

FASB 115

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

Subsequently, at the March 17-18, 2004 EITF meeting provided further guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods after June 15, 2004. However, the guidance contained in paragraphs 10 - 20 has been delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10 - 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” posted September 30, 2004. The delay of the effective date for paragraphs 10 - 20 superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.”  The disclosures continue to be effective in annual financial statements for fiscal years ending after December 31, 2003, for investments accounted for under Statements 115 and 124.

On November 3, 2005 FASB staff personnel issued FASB Staff Position (“FSP”) 115-1 and 124-1; The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments. This FAS addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses than have not been recognized as other than temporary losses. This FSP nullifies certain requirements of Issue 03-1, specifically the requirements of paragraphs 10 – 18 of Issue 03-01. The FSP carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-01 and related examples, and also references existing other-than-temporary impairment guidance. This FSP provides a 3 step application guidance. Step 1. Determine whether an investment is Impaired. Impairment shall be assessed at the individual security level and generally is considered impaired if the fair value of the investment is less than its cost. Step 2. Determine whether the impairment is other-than-temporary. Apply other guidance that is pertinent to the determination of whether the impairment is other-than-temporary, such as paragraph 16 of Statement 115, paragraph 6 of Opinion 18 and EITF issue No 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets”. Step 3. If the impairment is other than temporary, recognize an impairment loss equal to the difference between the investments’ cost and its fair value.

FASB 123(R)

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

In October, 2005 the FASB staff issued FSP 123(R)-2 Practical Accommodation to the Application of Grant Date in FASB Statement 123(R). This FSP is in response to inquiries from constituents to provide guidance on the application of grant date as defined in FASB 123 (revised 2004), Share-Based Payment. As an accommodation, in determining the grant date of an award subject to Statement 123 (R), assuming all other criteria in the grant date definition have been met, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority) if both of the following conditions are met:  (1)  The award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer. (2) The key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short timer period form the date of approval. This guidance shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of this FSP and did not apply the provisions of this FSP shall apply the guidance in this FSP to the first reporting period after the date this FSP is posted to the FASB website.

In November 2005 the FASB staff issued FSP 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides a practical transition election related to accounting for the tax effects of share based payment awards to employees. Because discussions with constituents have revealed that some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such and those entities adopted Statement 123 for recognition purposes, this FSP provides an elective alternative transition method. That method comprises (a) a computational component that establishes a beginning balance of the APIC pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the Adoption of Statement 123(R). An entity shall follow either the transition guidance for the ASPC pool in Paragraph 81 of Statement 123 (R) or the alternative transition method described in this FSP.

In March, 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107. The interpretations in this bulletin express views of the staff regarding the interaction between FASB 123(R) Share-Based Payments, and certain Securities and Exchange Commission rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance on a number of issues related to share-based payment transactions including the modifications of employee share options prior to adoption of Statement 123R (SAB Topic 14K). The staff believes that an acceptable interpretation of Statement 123 is that modification to accelerate the vesting of share options would result in the recognition of the remaining amount of compensation cost in the period of the modification is made, so long as the acceleration of vesting permits employees to exercise the share options in a circumstance when they would not otherwise have been able to do so absent the modification. The staff believes that since the remaining unrecognized compensation cost is accelerated and recognized at the date of modification, no compensation cost would be recognized for these modified share options in the income statement in the periods after adoption of Statement 123(R), absent any further modifications. In December The Directors of The Bank Holdings approved the acceleration of non-qualified stock options granted under The Bank Holdings Stock Option Plan of 2002 As Amended. The Company has

granted “Non-Qualified” and “Incentive” stock options under the Plan to recognize the contributions of various members of the founder’s group, directors, and officer staff. Such options were granted to be exercised over a five year term; however, the Board determined that the most recent Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (Statement No. 123R) would unduly penalize the reported earnings of the four-year old Company. The cost of implementing FAS 123R is currently projected at $1 million over the next three years. In order to implement the acceleration, each relevant stock option agreement was amended. The form of the amendment is attached as an exhibit to this report on Form 10-KSB.

Statement 123(R) is effective in the beginning of the first quarter of 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under FAS 123.

The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in this document and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

FASB 154

In May 2005, the FASB issued Statement of Accounting Standards No. 154 (“SFAS 154”) Accounting Changes and Error Corrections. This statement provides guidelines on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

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

Reclassification

Various reclassifications may have been made to the consolidated balance sheet at December 31, 2004 and the consolidated statements of operations for the periods ended December 31, 2004 and 2003, in order to be consistent with the presentation as of December 31, 2005. Further, certain captions have had minor revisions to more accurately reflect activities of the Company. There was no change to previously reported stockholders’ equity or net income or loss.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNT DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2005 and 2004, these reserve balances required amounted to approximately $1.1 million and $855,000, respectively.

NOTE 3 – SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousand)

Securities available for sale
U.S. Government and federal agencies	$16,470	$—	$(470)	$16,000
State and municipal	500	—	(16)	484
Corporate	1,032	—	(26)	1,006
Mortgaged-backed	2,064	—	(42)	2,022
Total securities available for sale	$20,066	$—	$(554)	$19,512

Securities held to maturity
U.S. Government and federal agencies	$20,740	$—	$(222)	$20,518
State and municipal	1,412	28	(3)	1,437
Corporate	1,284	26	—	1,310
Mortgaged-backed	40,873	27	(1,117)	39,783
Total securities held to maturity	$64,309	$81	$(1,342)	$63,048

Trading equity securities	$1,141	$146	$(4)	$1,283

	As of December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousand)

Securities available for sale
U.S. Government and federal agencies	$14,493	$—	$(342)	$14,151
State and municipal	500	—	(13)	487
Corporate	910	1	(9)	902
Total securities available for sale	$15,903	$1	$(364)	$15,540

Securities held to maturity
U.S. Government and federal agencies	$7,984	$1	$(68)	$7,917
State and municipal	230	35	—	265
Corporate	1,279	86	—	1,365
Mortgaged-backed	44,095	115	(530)	43,680
Total securities held to maturity	$53,588	$237	$(598)	$53,227

Trading equity securities	$970	$118	$—	$1,088

At December 31, 2005 and 2004, securities in the investment portfolio with a carrying value of $73.2 million and $62.7 million, respectively, were pledged as collateral or for other purposes as required or permitted by law. Of the amounts pledged, $66.6 million was pledged for FHLB borrowing as of December 31, 2005.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2005 is shown below. Over certain interest rate environments, some, or all of these securities may be called for redemption by their issuers prior to the scheduled maturities. Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$5,994	$5,918	$3,492	$3,492
After 1 year through 5 years	6,137	5,911	14,558	14,380
After 5 years through 10 years	4,943	4,746	4,412	4,422
After 10 years	928	915	974	971
Mortgaged-backed securities	2,064	2,022	40,873	39,783
	$20,066	$19,512	$64,309	$63,048

For the year ended December 31, 2005 net realized losses from sales of securities available for sale were approximately $12,000 as compared to net realized losses of $119,000 for the same period in 2004 and gross gains of $497,000 for the same period in 2003.  The trading account had net realized gains of approximately $4,000 and net unrealized gains of approximately $47,000 as compared to no realized gains and net unrealized gains of $110,000 for 2004.

Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Government and federal agency	$1,983	$(11)	$14,017	$(459)	$16,000	$(470)
State and municipal	—	—	484	(16)	484	(16)
Corporate	525	(5)	481	(21)	1,006	(26)
Mortgaged-back securities	1,946	(39)	76	(3)	2,022	(42)
	$4,454	$(55)	$15,058	$(499)	$19,512	$(554)
Securities held-to-maturity
U.S. Government and federal agency	$10,068	$(52)	$7,223	$(171)	$17,291	$(223)
State and municipal	250	(2)	—	—	250	(2)
Mortgaged-back securities	11,260	(188)	25,598	(929)	36,858	(1,117)
	$21,578	$(242)	$32,821	$(1,100)	$54,399	$(1,342)

	As of December 31, 2004
	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Government and federal agency	$7,860	$(135)	$6,291	$(207)	$14,151	$(342)
State and municipal	487	(13)	—	—	484	(13)
Corporate	902	(9)	—	—	902	(9)
Mortgaged-back securities	—	—	—	—	—	—
	$9,249	$(157)	$6,291	$(207)	$15,540	$(364)
Securities held-to-maturity
U.S. Government and federal agency	$7,160	$(68)	$—	$—	$7,160	$(68)
State and municipal	—	—	—	—	—	—
Mortgaged-back securities	28,784	(342)	8,333	(188)	37,117	(530)
	$35,944	$(410)	$8,333	$(188)	$44,277	$(598)

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

At December 31, 2005, debt securities had an aggregate depreciation of less than 2.2% from the Company’s amortized cost basis. In the available-for-sale portfolio, thirty-two securities have an unrealized loss. In twenty-eight of those securities the unrealized loss has exceeded one year. There are eighty-two securities in the held-to-maturity portfolio that have an unrealized loss. In sixty of those securities the losses have exceeded one year. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysis’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment. At December 31, 2005 the Company held one investment which had been downgraded to a less than investment grade security (Ford Motor Credit). While the security had been in a continuous loss position for more than 12 months, the amount of the unrecognized loss was insignificant, and the security matured subsequent to year end when the Company received full value.

At December 31, 2004, debt securities had an aggregate depreciation of less than 1.3% from the Company’s amortized cost basis. None of these unrealized losses was deemed to be other than temporary. These unrealized losses related primarily to fluctuations in the interest rate environment at that time.

NOTE 4 – LOANS

A summary of the balances of loans is as follows:

	December 31,
	2005	2004
	(Dollars in thousands)

Commercial and industrial	$15,901	$14,732
Real Estate:
Commercial	97,458	69,228
Residential	15,542	9,877
Construction and land development	78,417	33,407
SBA/USDA loans	17,990	21,831
Consumer loans	19,877	11,633
	245,185	160,708

Less: Allowance for loan losses	2,655	1,586
Net unearned loan fees	356	597
Loans, net	$242,174	$158,525

An analysis of the allowance for loan losses is as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of year	$1,586	$822	$220
Provision for loan losses	1,069	764	602
Loans charged-off	—	—	—
Recoveries of loans previously charged-off	—	—	—
Balance at end of year	$2,655	$1,586	$822

The Company also carries an allowance for undisbursed loan commitments which is reported as an “other liability”. At December 31, 2005 and 2004 such allowance was $225,000, and $161,000, respectively.

The Company had no loans which were classified as impaired as of December 31, 2005 or 2004. In addition, the Company had no non-accrual loans or loans past due greater than 90 days and still accruing interest as of

December 31, 2005 or 2004.

NOTE 5 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	December 31,
	2005	2004

Premises:
Leasehold Improvements	$1,620	$1,648
Furniture and Equipment	2,691	2,274
Automobiles	59	87
Construction in Progress	—	—
	4,370	4,009

Accumulated depreciation	(1,507)	(986)
	$2,863	$3,023

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2005, pertaining to banking and holding company premises, future minimum rent commitments (in thousands) under various operating leases are as follows:

Year Ending December 31,
2006	$717
2007	728
2008	721
2009	736
2010	548
Thereafter	3,082
Total	$6,532

The leases contain options to extend for periods of time from one to ten or more years. Total rent expense for the periods ended December 2005, 2004 and 2003, amounted to approximately $648,000, $324,000 and $282,000, respectively. At December 31, 2005 there were no leasing transactions with related parties, nor were there any capital leases.

NOTE 6 – DEPOSITS

At December 31, 2005, the scheduled maturities of time deposits, including IRA accounts (in thousands) are as follows:

	Under $100	Over $100	Total
Three months or less	$3,260	$16,555	$19,815
Over three to six months	2,447	4,082	6,529
Over six to twelve months	4,854	16,207	21,061
Over twelve months	44,332	2,926	47,258
Total	$54,893	$39,770	$94,663

At December 31, 2005 and, 2004, the Bank’s specialized program of tax free exchange money market demand deposits aggregated $96 million and $64 million, respectively.

NOTE 7 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $5.2 million. The interest charged on borrowings is determined by the lending institution at the time of the borrowing. These lines of credit are for short-term use, are unsecured and are renewed on an annual basis. There were no balances outstanding under these agreements at December 31, 2005, and 2004.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds. Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB. There were no overnight advances outstanding as of December 31, 2005 and $30.5 million outstanding as of December 31, 2004.

Other subordinated debt as of December 31, 2005 includes $15.5 million in subordinated debentures see Note 9. These debentures were issued by the Company and $4.2 million of such funds were invested in the Bank to maintain adequate capital levels.

NOTE 8 – INCOME TAXES

The cumulative tax effects of the primary temporary differences which created deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

The components of income tax benefit for the years presented were as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Current expense
Federal	$—	$—
State	6	$—
	$6	$—

Deferred tax benefit
Federal	$(679)	$—
State	(37)	—
	$(716)	$—

Income tax benefit	$710	$—

The following were the significant components of deferred tax assets and liabilities:

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$272	$793
Allowance for loan losses	730	168
Deferred Compensation	185	—
Development stage costs	49	39
Other	127	33
Total deferred tax assets	$1,363	$1,033

Deferred tax liabilities:
Deferred Loan Costs	$324	$—
Premises and equipment resulting from depreciation	248	122
Other	28	59
Total deferred tax liabilities	$600	$181

Net deferred tax asset	763	852
Less valuation allowance	—	852
	$763	$—

At December 31, 2005 and 2004, the Company had approximately $801 thousand and $2.5 million, respectively, of operating loss carryforwards for federal income tax purposes that expire beginning in 2021. At December 31, 2004, the net deferred tax asset available of $852,000 was offset by an equal valuation allowance.

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2005, 2004 and 2003 due to the following:

	2005		2004		2003
Computed “expected” tax expense	$267	38%	$100	35%	$(198)	35%
Increase (decrease) in income taxes resulting from:
Valuation allowance on deferred tax asset	—		(91)	32%	183	34%
Effect of bank owned life insurance	(185)	2%	—		—
Other	(82)	1%	(9)	3%	15	1%
	$—		$—		$—

NOTE 9 – SUBORDINATED DEBENTURES

The Bank Holdings Statutory Trust I, a Connecticut statutory trust (the “trust”) was formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trust is not consolidated and the Floating Rate Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trust, issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46. Under applicable regulatory guidance, the amount of trust preferred securities eligible for inclusion in Tier 1 capital is limited to twenty-five percent (25%) of the Company’s Tier 1 capital on a proforma basis. At December 31, 2005, $9.7 million of trust preferred securities qualified as Tier 1 capital, with another $5.8 million qualifying as Tier 2 capital.

During the fourth quarter of 2005, the Trust issued $15.5 million Floating Rate Capital Trust Pass-through Securities (“TRUPS”) with a liquidation value of $1,000 per security for gross proceeds of $15.5 million. The entire proceeds of the issuance was invested by the Trust in $15, 464,000 of subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS. These Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures issued by the Trust matures on December 15, 2035, bear a current interest rate of 90 day LIBOR plus 1.42% with repricing and payments due quarterly. These Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any December 15 on or after December 15, 2010. The redemption [price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The TRUPS are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of those Subordinated Debentures on December 15, 2035.

Holders of the TRUPS are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2005 of 5.91%. For each successive three month period beginning on December 15 of each year, the rate will be adjusted to equal the 3 month LIBOR plus 1.42%, provided, however, that such annual rate does not exceed 11%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

	Contract Amount
	2005	2004
	(Dollars in thousands)
Commitments to extend credit, including unsecured commitments of $18.2 million, and $13.3 million	$70,313	$49,580
Unsecured consumer lines of credit	1,163	1,632
Standby letters of credit (Unsecured)	293	310
	$71,769	$51,522

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

In connection with standby letters of credit, the Bank recognizes the related commitment fee received from the third party as a liability at the inception of the guarantee pursuant to FASB Interpretation 45 (FIN 45) Initial Recognition and Measurement of the Liability for a Guarantor’s Obligations. Commitment fees where the likelihood of exercise of the commitment is remote are generally recognized as service fee income over the commitment period.

As of December 31, 2005 there were commitment fee obligations of less than $1 thousand, for the $293,000 Standby Letters of Credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California. The Company makes consumer loans to customers primarily in northern Nevada. At December 31, 2005 and 2004, real estate loans accounted for approximately 78% and 70%, respectively, of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take. In addition, approximately 5% of total loans are unsecured. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

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

On March 10, 2006, in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, an order was issued dismissing the plaintiff’s complaint with prejudice.

Executive Agreements

The Company has entered into agreement with six executives, which state that in the event the Company terminates the employment of these officers without cause, or upon change in control of the Company, the Company may be liable for the officers’ salaries as outlined in the agreements.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

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

Additionally, State of Nevada bank regulations restrict distribution of the net assets of the Bank due to the fact that such regulations require the sum of the Bank’s stockholders’ equity and allowance for loan losses to be at least 6% of the average of the Bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $18.2 million and $12.5 million of the Bank’s stockholders’ equity were restricted at December 31, 2005 and 2004 respectively. In addition, as a result of the Bank’s accumulated deficit, the Bank is restricted from paying cash dividends.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt correct action. To be categorized as well capitalized, an institution must maintain certain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The Company’s and the Bank’s capital amounts and ratios as of December 31, 2005 and 2004, as well as regulatory minimums, are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$46,183	16.53%	$22,345	8.00%	NA	NA
Nevada Security Bank	$32,883	12.51%	$21,026	8.00%	$26,282	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$37,557	13.45%	$11,172	4.00%	NA	NA
Nevada Security Bank	$30,003	11.42%	$10,513	4.00%	$15,769	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$37,557	10.06%	$14,929	4.00%	NA	NA
Nevada Security Bank	$30,003	8.96%	$13,400	4.00%	$16,750	5.00%

December 31, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,978	17.26%	$13,434	8.00%	NA	NA
Nevada Security Bank	$25,940	15.60%	$13,303	8.00%	$16,629	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,321	16.22%	$6,717	4.00%	NA	NA
Nevada Security Bank	$24,193	14.55%	$6,652	4.00%	$9,978	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,321	11.01%	$9,893	4.00%	NA	NA
Nevada Security Bank	$24,193	9.91%	$9,768	4.00%	$12,211	5.00%

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) benefit plan for all eligible employees. Participants are able to defer up to 15% of their compensation subject to certain limits based on federal tax laws. The plan also provides a profit sharing component where the Company can make discretionary contributions to the plan, which is allocated based on the compensation of eligible employees. No contributions were made during the years ended December 31, 2005, 2004, or 2003.

NOTE 13 – STOCK COMPENSATION PLAN

Stock Compensation Plan

The Company has adopted the 2002 Stock Option Plan (the “Plan”) under which options to acquire common stock of the Company may be granted to employees, officers, directors and others at the discretion of the Board of Directors. The Plan allows for the granting of incentive and non-qualifying stock options as those terms are defined in the Internal Revenue Code. The Plan, as amended at the shareholder’s 2004 Annual Meeting, authorizes up to 621,270 shares of common stock to be provided by shares authorized but not outstanding. The Plan provides for the exercise price and term of each option to be determined by the Board at the date of grant, provided that no options shall have a term greater than 10 years. All stock options granted under the plan expire ten years after the date of grant.

A summary of stock option activity for the year ended December 31, 2005 is as follows:

	2005 Shares	Weighted Average Exercise Price	2004 Shares(1)	Weighted Average Exercise Price	2003 Shares(1)	Weighted Average Exercise Price

Outstanding at beginning of year	479,640	$12.62	238,350	$9.54	218,925	$9.52
Granted	12,495	18.67	289,065	15.04	19,425	9.78
Exercised	2,100	9.52	14,595	9.52	—	—
Forfeited	1,050	15.02	33,180	10.73	—	—
Outstanding at end of year	488,985	$12.79	479,640	$12.62	238,350	$9.54

Options exercisable at year-end	463,680	$12.70	180,978	$11.17	92,500	$9.53

Weighted average remaining life	8 Years		9 Years		9 Years

(1)  Shares have been adjusted for the 5% Stock Dividend declared on December 28, 2005, paid on December 30, 2005.

All options granted under the plan, except for founder’s options (9,000 non-qualified options) which were immediately exercisable, have been granted with a five year vesting period. Twenty percent of such options are immediately exercisable, with the remaining 80% exercisable at 20% per year, over each of the next four anniversary dates of the grant.

On December 28, 2005, the Directors of The Bank Holdings approved the acceleration of non-qualified stock options granted under The Bank Holdings Stock Option Plan of 2002 as amended. Non-qualified options previously granted under this Plan were to be vested over a five year term, however, the recent FASB Statement 123(R) “Share Based Payment” would unduly penalize the reported earnings of the two year old Company, and each relevant stock option agreement was amended.

A summary of stock options outstanding at December 31, 2005 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Number of Options Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 9.00 – 9.99	203,700	$9.52	6.62	199,500	$9.52
10.00 – 10.99	5,250	10.48	7.71	3,150	10.48
13.00 – 13.99	5,250	13.87	8.39	5,250	13.87
15.00 – 15.99	262,290	15.07	8.53	247,485	15.07
18.00 – 19.99	12,495	18.67	9.73	8,295	18.59

	488,985			463,680

NOTE 14 – RELATED PARTY TRANSACTIONS

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

Loan Transactions

	For the Years Ended December, 31
	2005	2004
	(Dollars in thousands)

Balance, Beginning	$6,004	$4,106
New loans	7,136	4,933
Repayments	(6,955)	(3,035)
Balance, Ending	$6,185	$6,004

Undisbursed commitments to related parties,	$5,452	$1,887

Deposit balances of related parties	$5,968	$5,794

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board (FASB) Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2005 or 2004. The estimated fair value amounts have been measured as of year end, and have not been reevaluated or updated for purposes of these financial statements subsequent to these dates. As such, the estimated fair values of these financial instruments subsequent to the reporting dates may be different than the amounts reported at year-end.

The information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets, and due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful. The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

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

Other equity securities

The reported amount of Federal Home Loan Bank (FHLB) stock equals its fair value due to the fact that the shares can only be redeemed by the FHLB at the $100 per share value. No ready market exists for the Pacific Coast Bankers’ Bancshares stock and it has no quoted market value.

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

Other borrowed funds

The carrying amount of FHLB advances approximate fair value due to the next day maturity. The carrying value of subordinated debentures payable approximate fair value because they reprice quarterly.

Accrued interest receivable and payable

The carrying amounts of accrued interest receivable and payable approximate fair value.

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet lending commitments (commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. As of December 31, 2005 and 2003, loan commitments on which the committed fixed interest rate is less than the current market rate are insignificant.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$5,980	$5,980	$4,737	$4,737
Federal funds sold	27,791	27,791	—	—
Liquid money market funds	8,500	8,500	625	625
Securities available-for-sale	19,512	19,512	15,540	15,540
Securities held-to-maturity	64,309	63,048	53,588	53,227
Trading Securities	1,283	1,283	1,088	1,088
Other equity securities	2,067	2,067	1,734	1,734
Loans, gross	245,185	239,406	160,708	158,218
Accrued interest receivable	1,696	1,696	1,040	1,040

Financial Liabilities:
Deposits	338,198	338,924	188,341	188,414
Other borrowed funds	15,464	15,464	30,500	30,500
Accrued interest payable	710	710	34	34

NOTE 16 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial Information Pertaining only to The Bank Holdings are as follows:

Balance sheets

	December 31,
	2005	2004
	(in thousands)
ASSETS
Cash and due from banks	$309	$225
Liquid Money Market Funds	9,251	625
Cash and Cash Equivalents	9,560	850
Securities available for sale	2,075	902
Securities trading	1,283	1,088
Investment in Nevada Security Bank	30,662	24,337
Investment in non-bank subsidiaries	464
Premises and equipment, net	179	185
Other assets	343	22
TOTAL ASSETS	$44,566	$27,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

Subordinated debentures	15,464	—
Accrued expenses and other liabilities	400	8
Total Liabilities	15,864	8

Stockholders’ equity:
Total stockholders’ equity	28,702	27,376
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,566	$27,384

Statement of income

	Years Ended December 31,
	2005	2004
	(in thousands)
Interest income:
Liquid Investments	$88	$4
Securities, taxable	59	30
Dividends	17	6
Total interest and dividend income	164	40

Interest expense:
Subordinated debentures	142	58
Total interest expense	142	58

Net interest income	22	(18)

Non-interest income:
Unrealized gain on trading securities	47	110
Net gain on sale of investment securities	12	(12)
Total non-interest income	59	98

Non-interest expense:
Salaries and employee benefits	321	239
Occupancy and equipment	180	86
Data processing	27	27
Accounting and legal	235	141
Other	233	142
Total non-interest expense	996	635

Net Loss before benefit for income taxes	(915)	(555)

Benefit for income taxes	(79)	—

Net Loss before equity in net income of Nevada Security Bank	(836)	(555)

Equity in net income of Nevada Security Bank	2,248	836
Net Income	$1,412	$281

Statement of Cash Flows

	Years Ended December 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$1,412	$281
Adjustments to reconcile net income/(loss) to cash provided by (used in) operating activities:
Equity in net (income)/loss Nevada Security Bank	(2,248)	(836)
Realized stock option compensation expense	85	83
Net amortization of securities	2	7
Depreciation	23	13
Unrealized gain on trading securities	(47)	(110)
Purchase of trading securities, net	(186)	(978)
Realized (gain)/loss on sales of available
for sale securities, net	(12)	12
Net change in:
Other assets and liabilities, net	125	104
Net cash used in operating activities	(846)	(1,424)

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales and prepayments	542	2,423
Purchases	(1,749)	(3,352)
Investment in Bank	(4,240)	(9,900)
Investment in Trust subsidiary	(464)	—
Purchases of premises and equipment	(17)	(198)
Net cash used in investing activities	(5,928)	(11,027)

Cash flows from financing activities:
Proceeds from issuance of short term debt, net	—	(3,125)
Proceeds from issuance of subordinated debt	15,464	—
Proceeds from exercise of stock options	20	139
Net proceeds from issuance of common stock	—	16,122
Net cash provided by financing activities	15,484	13,136

Net change in cash and cash equivalents	8,710	685

Cash and cash equivalents at beginning of the period	850	165
Cash and cash equivalents at end of the period	$9,560	$850

NOTE 17 -QUARTERLY DATA (UNAUDITED)

	Periods Ended
	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)

Interest and Dividend Income	$5,293	$4,643	$3,864	$3,366	$3,256	$2,683	$2,458	$2,139
Interest Expense	2,631	1,964	1,533	1,216	1,080	947	825	817
Net interest income	2,662	2,679	2,331	2,150	2,176	1,736	1,633	1,322

Provision for Loan Losses	377	292	186	214	167	207	170	220
Net interest income after Provision for Loan Losses	2,285	2,387	2,145	1,936	2,009	1,529	1,463	1,102

Non interest income	153	376	97	146	98	45	122	155
Non interest expenses	2,569	2,382	1,967	1,905	1,775	1,716	1,499	1,252

Net Income (Loss) before taxes	$(131)	$381	$275	$177	$332	$(142)	$86	$5

Provision for income taxes	(710)	0	0	0	0	0	0	0

Net Income (Loss)	579	381	275	177	332	(142)	86	5

Other Comprehensive income
(loss), unrealized gains/losses on securities available-for-sale	(144)	(88)	266	(225)	(117)	1,005	(1,409)	419

Comprehensive Income (Loss)	$435	$293	$541	$(48)	$215	$863	$(1,323)	$424

Earnings (loss) per common share:
Basic	$0.19	$0.13	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00
Diluted	$0.18	$0.12	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00

NOTE 18 – SUBSEQUENT EVENT

During February, 2006, the Company announced the execution of definitive agreements in which the Company would: 1) purchase all of the outstanding stock of Big Sky Property Exchange of Bozeman, Montana, for a purchase price of $120,000 and 2) merge Granite Exchange, LLC of Roseville, California into Granite Exchange Inc., a subsidiary of The Bank Holdings for a purchase price of $5.2 million.

Both Big Sky Property Exchange and Granite Exchange Inc. are “qualified intermediaries” facilitating tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code. Both transactions have since been approved by the Federal Reserve Bank and are expected to close during the second quarter of 2006. Qualified intermediaries select the financial institution to hold the depository accounts created as part of the exchange transactions. The exchange balances deposited into the Bank will increase the Bank’s core deposits, decrease the Bank’s loan to deposit ratio, decrease the Bank’s cost of funds, and support future loan growth. In addition, fee income from exchange activities will increase total fee income thereby enhancing the Company’s returns.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting is not complete.

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

ITEM 13.                      EXHIBITS

(a)  Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-KSB:

Exhibit No.	Description

3.1	Articles of Incorporation of The Bank Holdings (1)

3.2	Amendment to Articles of Incorporation of The Bank Holdings (1)

3.3	By-laws of The Bank Holdings (1)

4.1	Share Certificate (3)

4.2	Warrant Certificate (3)

10.1	2002 Stock Option Plan (2)

10.2	Amendment to the 2002 Stock Option Plan (7)

10.3	Form of Incentive Stock Option Agreement (2)

10.4	Form of Non-qualified Stock Option Agreement (2)

10.5	Form of Amendment to Non-qualified Stock Option Agreement (10)

10.6	Employment Agreement of Harold G. Giomi (8)

10.7	Split Dollar Agreement for Hal Giomi (8)

10.8	Executive Supplemental Compensation Agreement for Hal Giomi (8)

10.9	Employment Agreement of David A. Funk (2)

10.10	Split Dollar Agreement for David A. Funk (8)

10.11	Executive Supplemental Compensation Agreement for David A. Funk (8)

10.12	Employment Agreement of Joe P. Bourdeau (9)

10.13	Split Dollar Agreement for Joe P. Bourdeau (8)

10.14	Executive Supplemental Compensation Agreement for Joe P. Bourdeau (8)

10.15	Employment Agreement of Jack B. Buchold (8)

10.16	Split Dollar Agreement for Jack B. Buchold (8)

10.17	Executive Supplemental Compensation Agreement for Jack B. Buchold (8)

10.18	Employment Agreement Addendum for Jack B. Buchold (9)

10.19	Employment Agreement of John N. Donovan (2)

10.20	Split Dollar Agreement for John N. Donovan (8)

10.21	Executive Supplemental Compensation Agreement for John N. Donovan (8)

10.22	Employment Agreement Addendum for John N. Donovan (9)

10.23	Lease Agreement for Incline Village Office (2)

10.24	Lease Agreement for Reno Office (2)

10.25	Lease Agreement for Roseville Office (4)

10.26	Lease Agreement for Robb and Mae Ann Office (2)

10.27	Deferred Compensation Plan (2)

10.28	Directors Supplemental Insurance Plan Agreement (8)

10.29	Granite Exchange, Inc. Merger Agreement (6)

10.30	Granite Exchange Services, LLC Purchase Agreement (6)

10.31	First Amended and Restated Nevada Security Bank Split Dollar Agreement (11)

11	Statement re: Computation of Per Share Earnings (5)

14	Code of Ethics (4)

21	Registrant’s principal subsidiary is Nevada Security Bank, a Nevada corporation, which also does business under the name Silverado Funding and Silverado Bank

23.1	Consent of McGladrey & Pullen LLP (6)

23.2	Consent of MossAdams LLP Independent Registered Public Accounting Firm (6)

31.1	Section 302 Certification by Hal Giomi (6)

31.2	Section 302 Certification by Jack Buchold (6)

32.1	Section 706 Certification by Hal Giomi (6)

32.2	Section 706 Certification by Jack Buchold (6)

(1)                                  This exhibit was previously filed as part of, and is hereby incorporated by reference to, our registration Statement on Form S-4 filed with the Commission on May 21, 2003.

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

(5)                                  Computation of earnings per share is incorporated herein by reference to Note 1 of the Financial Statements.

(6)                                  Filed herewith.

(7)                                  This exhibit was previously filed as part of, and is hereby incorporated by reference to, our registration Statement on Form 8-K filed with the Commission on June 14, 2005.

(8)                                  This exhibit was previously filed as part of, and is hereby incorporated by reference to, our registration Statement on Form 8-K filed with the Commission on September 21, 2005.

(9)                                  This exhibit was previously filed as part of, and is hereby incorporated by reference to, our registration Statement on Form 8-K filed with the Commission on November 15, 2005.

(10)                            This exhibit was previously filed as part of, and is hereby incorporated by reference to, our registration Statement on Form 8-K filed with the Commission on January 4, 2006.

(11)                            This exhibit was previously filed as part of, and is hereby incorporated by reference to, our registration Statement on Form 8-K filed with the Commission on January 27, 2006.

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

Fees for Services Provided by Independent Auditors

Fees for all services provided by Moss Adams, LLP and McGladrey & Pullen LLP, and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen LLP) the Company’s independent auditors for fiscal years 2005 and 2004, are as follows:

Audit Fees

Principal Accountant Fees and Services

	For the Years Ended December 31,
	2005	2004
	Moss Adams	McGladrey
	(in thousands)
Audit Fees (1)	$97	$240
Tax Services (2)	8	15
Audit Related Fees	15	-0	-
All Other Fees (3)	6	-0	-

(1)                                  Audit fees consist of fees for professional services rendered for the audit of The Bank Holdings consolidated financial statements for 2005 and 2004. Audit fees for 2005 and 2004 also include fees and costs associated with SAS 100 reviews associated with Form 10-QSB filings. For 2004, audit fees also includes the fees and costs associated with the stock offering on Form SB-2 including issuing related consents issuing comfort letter to the Underwriter. The 2004 audit fees also include the review of Form S-4 Registration Statement and review of related documents associated with formation of the holding company and related reorganization.

(2)                                  Tax services consist of compliance fees in preparation of income tax returns. Tax fees also include various tax planning matters.

(3)                                  Audit related fees consist of due diligence review work for the Company’s 1031 exchange acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 2006	The Bank Holdings,
a Nevada Corporation

	By:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

	By:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Allison	Director	March 31, 2006
Edward Allison

/s/ Marybel Batjer	Director	March 31, 2006
Marybel Batjer

/s/ Joseph Bourdeau	President and Director	March 31, 2006
Joseph Bourdeau

/s/ Edward Coppin	Director	March 31, 2006
Edward Coppin

/s/ David A. Funk	Director	March 31, 2006
David A. Funk

/s/ Jesse Haw	Director	March 31, 2006
Jesse Haw

/s/ Kelvin Moss	Director	March 31, 2006
Kelvin Moss

/s/ James Pfrommer	Director	March 31, 2006
James Pfrommer

/s/ Hal Giomi	Chairman and Chief Executive Officer	March 31, 2006
Hal Giomi

/s/ Jack B. Buchold	Chief Financial Officer	March 31, 2006
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

	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2005(a),(b),(f)			2004(a),(b),(f)			2003(a),(b),(f)
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$7,470	$248	3.32%	$6,080	$96	1.58%	$4,969	$68	1.37%
Securities	69,668	2,362	3.39%	90,242	2,885	3.20%	59,998	1,944	3.24%
Equity	2,861	83	2.90%	1,351	34	2.52%	243	5	2.06%
Total Investments	79,999	2,693	3.37%	97,673	3,015	3.09%	65,210	2,017	3.09%

Loans: (c)
Commercial	36,212	2,034	5.62%	35,548	1,734	4.88%	8,280	376	4.54%
Real Estate	151,927	11,339	7.46%	77,646	5,273	6.79%	38,174	2,541	6.66%
Consumer	1,540	90	5.84%	1,902	113	5.94%	1,157	75	6.48%
Security Lines	11,555	1,010	8.74%	7,321	401	5.48%	2,575	241	9.36%
Other	33	—	0.00%	37	—	0.00%	28	—	0.00%
Total Loans	201,267	14,473	7.19%	122,454	7,521	6.14%	50,214	3,233	6.44%
Total Earning Assets(e)	281,266	17,166	6.10%	220,127	10,536	4.79%	115,424	5,250	4.55%
Non-Earning Assets	12,314			13,312			5,593
Total Assets	$293,580			$233,439			$121,017
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$7,200	$19	0.26%	$6,441	$12	0.19%	$5,844	$15	0.26%
Savings Accounts	2,533	13	0.51%	2,331	12	0.51%	1,230	8	0.65%
Money Market	128,195	4,049	3.16%	126,261	2,739	2.17%	61,629	1,248	2.03%
IRA’s	1,069	28	2.62%	840	14	1.67%	564	12	2.13%
Certificates of Deposit<$100,000	37,861	1,425	3.76%	5,396	98	1.82%	5,407	128	2.37%
Certificates of Deposit>$100,000	33,457	1,143	3.42%	26,361	568	2.15%	18,182	431	2.37%
Total Interest Bearing Deposits	210,315	6,677	3.17%	167,630	3,443	2.05%	92,856	1,842	1.98%
Borrowed Funds:
Total Borrowed Funds	17,243	667	3.87%	10,334	226	2.19%	1,198	51	4.26%
Total Interest Bearing Liabilities	227,558	7,344	3.23%	177,964	3,669	2.06%	94,054	1,893	2.01%
Demand Deposits	35,007			31,675			15,307
Other Liabilities	2,954			710			468
Shareholders’ Equity	28,061			23,090			11,188
Total Liabilities and Shareholders’ Equity	$293,580			$233,439			$121,017

Interest Rate Spread(d)			2.87%			2.73%			2.54%

Interest Income/Earning Assets			6.10%			4.79%			4.55%
Interest Expense/Earning Assets			2.61%			1.67%			1.64%
Net Interest Income and Margin (g)		$9,822	3.49%		$6,867	3.12%		$3,357	2.91%

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

	For the Year Ended December, 31				For the Year Ended December, 31
	2005 vs. 2004				2004 vs. 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$22	$106	$24	$152	$15	$10	$3	$28
Securities	(658)	171	(36)	(523)	979	(24)	(14)	941
Equity	38	5	6	49	23	1	5	29
Total Investment Income	(598)	282	(6)	(322)	1,017	(13)	(6)	998

Loans:
Commerical	32	263	5	300	1,238	28	92	1,358
Real Estate	5,044	520	502	6,066	2,629	50	53	2,732
Consumer	(22)	(2)	1	(23)	48	(6)	(4)	38
Security Lines	232	239	138	609	444	(100)	(184)	160
Total Loan Income	5,286	1,020	646	6,952	4,359	(28)	(43)	4,288

Total Interest Income	4,688	1,302	640	6,630	5,376	(41)	(49)	5,286

Interest Expense
Interest Bearing Deposits:
Now Accounts	1	5	1	7	2	(4)	(1)	(3)
Savings	1	—	—	1	7	(2)	(1)	4
Money market	42	1,250	18	1,310	1,312	86	93	1,491
IRA’s	4	8	2	14	6	(3)	(1)	2
Certificates of deposit<$100,000	591	105	631	1,327	—	(30)	—	(30)
Certificates of deposit>$100,000	153	335	87	575	194	(40)	(17)	137
Total interest-bearing deposits	792	1,703	739	3,234	1,521	7	73	1,601

Borrowed Funds	151	174	116	441	389	(25)	(189)	175

Total interest expense	943	1,877	855	3,675	1,910	(18)	(116)	1,776

Net Interest Income	$3,745	$(575)	$(215)	$2,955	$3,466	$(23)	$67	$3,510

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Appendix 2

Appendix 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Year Ended December 31,
	2005	% of Total	2004	% of Total	2003	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$206	26.68%	$136	32.38%	$75	8.40%
Other service charges, commissions and fees	165	21.37%	139	33.10%	97	10.86%
Pre-underwriting fees	25	3.24%	154	36.67%	224	25.08%
Income on bank owned life insurance	313	40.54%	—	0.00%	—	0.00%
Unrealized gains on trading securities	47	6.09%	110	26.19%	—	0.00%
Gain on the sale of fixed assets	4	0.52%	9	2.14%	—	0.00%
Gain/(loss) on the sale of investments	12	1.55%	(128)	(30.48)%	497	55.66%
Total non-interest income	772	100.00%	420	100.00%	893	100.00%

As a percent of average earning assets		0.27%		0.19%		0.77%

Other Operating Expense:

Salaries and employee benefits	4,222	47.85%	2,743	43.95%	2,024	48.04%
Occupancy costs	1,532	17.36%	1,330	21.31%	896	21.27%
Advertising and marketing costs	335	3.80%	237	3.80%	131	3.11%
Data processing costs	733	8.31%	369	5.91%	200	4.75%
Deposit services costs	259	2.94%	213	3.41%	152	3.61%
Loan servicing costs	2	0.02%	7	0.11%	48	1.14%
Provision for undisbursed loan commitments	64	0.73%	86	1.38%	13	0.31%
Telephone and data communications	170	1.93%	138	2.21%	114	2.71%
Postage	44	0.50%	45	0.72%	30	0.71%
Legal and accounting	515	5.84%	519	8.31%	163	3.87%
Other professional services	468	5.30%	257	4.12%	139	3.30%
Stationery and supplies	109	1.24%	120	1.92%	93	2.21%
Other	370	4.19%	178	2.85%	210	4.98%
Total non-interest expense	$8,823	100.00%	$6,242	100.00%	$4,213	100.00%

As a percentage of average earning assets		3.14%		2.84%		3.65%

Net non-interest expense as a percentage of average earning assets		2.86%		2.64%		2.88%

Efficiency ratio (a)		83.41%		84.28%		112.26%

(a)  Represents non-interest expenses as a percentage of net interest income and non-interest income excluding securities gains and losses.

Appendix 3

Appendix 4 - Securities Available for Sale,  Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	December 31,		December 31,		December 31,
	2005		2004		2003
	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale

US Treasury and Government Agency Securities	$16,470	$16,000	$14,493	$14,151	$24,515	$24,215
Corporate bonds	1,032	1,006	909	902	12,032	12,079
State & political subdivisions	500	484	500	487	627	619
Mortgage-backed securities	2,064	2,022	—	—	—	—
Subtotal, Available for Sale	$20,066	$19,512	$15,902	$15,540	$37,174	$36,913

Held to Maturity

US Treasury and Government Agency Securities	$20,740	$20,518	$7,984	$7,917	$6,153	$6,203
Mortgage-backed securities	40,873	39,783	44,095	43,680	29,674	29,538
Corporate bonds	1,284	1,310	1,279	1,365	1,775	1,910
State & political subdivisions	1,412	1,437	230	265	248	287
Subtotal, Held to Maturity	$64,309	$63,048	$53,588	$53,227	$37,850	$37,938

Fair value as a % of amortized cost of Held to Maturity Securities		98.0%		99.3%		100.2%

Trading Securities Equity Investments	1,141	1,283	970	1,088	—	—

Total Securities	$85,516	$83,843	$70,460	$69,855	$75,024	$74,851

Appendix 4

Appendix 5 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of December 31, 2005. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
					More Than 5		More Than
	Less than 1 Year		1 to 5 Years		to 10 Years		10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$5,918	2.64%	$5,359	2.59%	$4,723	4.83%	$—		$16,000	3.40%
Mortgage-backed Securities	42	5.46%	30	6.38%	$4	5.34%	$1,946	5.27%	2,022	5.29%
State & Political subdivisions	—		484	2.57%	—	—	—	—	484	2.57%
Corporate Bonds	—	—	68	6.78%	23	7.67%	915	5.50%	1,006	5.64%
Total Available for Sale Securities	$5,960		$5,941		$4,750		$2,861		$19,512	3.69%

Held to Maturity Securities

US Government Agencies	$2,993	4.08%	$13,773	3.76%	$3,000	5.94%	$974	5.73%	$20,740	4.22%
Mortgage-backed Securities	—	—	3,205	3.38%	14,870	3.68%	22,798	4.19%	40,873	3.94%
State & Political subdivisions	—	—	—	—	1,412	4.21%	—	—	1,412	4.21%
Corporate Bonds	499	6.34%	785	6.51%	—	—	—	—	1,284	6.44%
Total Held to Maturity Securities	$3,492		$17,763		$19,282		$23,772		$64,309	4.08%

Total Investment Securities	$9,452		$23,704		$24,032		$26,633		$83,821	3.99%

Appendix 5

Appendix 6 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of
	December 31,		December 31,		December 31,
	2005		2004		2003
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial and Industrial	$15,901	6.49%	$14,732	9.17%	$12,517	15.14%
Real Estate:
Commercial	97,458	39.75%	69,228	43.08%	26,531	32.09%
Residential	15,542	6.34%	9,877	6.15%	6,659	8.05%
Construction and Land Development	78,417	31.98%	33,407	20.79%	19,241	23.27%
Total Real Estate	191,417	78.07%	112,512	70.01%	52,431	63.42%

SBA / USDA Loans	17,990	7.34%	21,831	13.58%	11,578	14.00%
Consumer loans	19,877	8.11%	11,633	7.24%	6,145	7.43%
Gross Loans	245,185	100.00%	160,708	100.00%	82,671	100.00%

Less:
Allowance for Loan Losses	2,655		1,586		822
Net Unearned Loan Fees/Costs	356		597		224
Net Loans	$242,174		$158,525		$81,625

Appendix 6

Appendix 7- Scheduled Contractual Maturities of the Loan Portfolio

The following table sets forth the scheduled contractual amortization of our loan portfolio at December 31, 2005 as well as the amount of loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial(1)	Real Estate	Consumer	Total

Amounts due:
Within one year	$5,709	$68,128	$16,970	$90,807
After one year through five years	7,275	26,406	2,907	36,588
Beyond five years	20,907	96,883	—	117,790

Total	$33,891	$191,417	$19,877	$245,185

Interest Rate Terms on amounts due after one year:

Fixed	$14,994	$9,542	$227	$24,763
Adjustable	$13,188	$113,747	$2,680	$129,615

(1) Commercial includes SBA/USDA purchased loans.

Appendix 7

Appendix 8 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

Year Ended December 31,
	2005	2004	2003
(Dollars in thousands)

Allowance at the beginning of the period	$1,586	$822	$220

Charge-offs:
Agricultural	—	—	—
Commercial & industrial loans	—	—	—
USDA/SBA	—	—	—
Real estate loans	—	—	—
Consumer loans	—	—	—
Total Loans Charged-Off	—	—	—

Recoveries:
Agricultural	—	—	—
Commercial & industrial loans	—	—	—
USDA/SBA	—	—	—
Real estate loans	—	—	—
Consumer loans	—	—	—
Total Loans Recovered	—	—	—

Net loan charge offs	—	—	—

Provision charged to expense	1,069	764	602

Balance	$2,655	$1,586	$822

Average gross loans outstanding during period	$201,267	$122,454	$50,214
Gross loans outstanding at end of period	$245,185	$160,708	82,671

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	1.08%	0.99%	0.99%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a	n/a

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

	As of December 31,		As of December 31,		As of December 31,
	2005		2004		2003
		% Total		% Total		% Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
	(Dollars in thousands)

Commercial and Industrial	$510	6.49%	$266	9.17%	$146	15.14%
Real Estate:
Commercial	955	39.75%	654	43.08%	301	32.09%
Residential	115	6.34%	74	6.15%	42	8.05%
Construction and Land Development	1,024	31.98%	391	20.79%	222	23.27%
Total Real Estate	2,094	78.07%	1,119	70.01%	565	63.42%

SBA / USDA/ Govt Gtd Loans	17	7.34%	6	13.58%	8	14.00%
Consumer loans	28	8.11%	191	7.24%	103	7.43%
Unallocated	6	0.00%	4	0.00%	—	0.00%
	$2,655	100.00%	$1,586	100.00%	$822	100.00%

(1) Represents percentage of loans in category to total loans.

Appendix 9

Appendix 10 - Premises and Equipment

The followoing table sets forth the cost and net book value of our fixed assets as of the dates indicated.

	As of December 31,
	2005			2004
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Leasehold Improvements	$1,620	$344	$1,276	$1,648	$196	$1,452
Furniture, Fixtures and Equipment	2,750	1,163	1,587	2,361	790	1,571
Construction in Progress	0	0	0	0	0	0

Total	$4,370	$1,507	$2,863	$4,009	$986	$3,023

Appendix 10

Appendix 11 - Maturity Schedule of Time Certificates of Deposit

At December 31, 2005, the scheduled maturities of time deposits including IRA’s (in thousands) are as follows:

	Under	Over
	100K	100K	Total
During the Year of:
2006	$10,562	$36,844	$47,406
2007	1,473	1,953	3,426
2008	33,231	873	34,104
2009	9,593	100	9,693
2010	35	—	35
Total	$54,894	$39,770	$94,664

Appendix 11

Appendix 12 - Other Borrowed Funds

The following table sets forth the FHLB advances and other borrowing

	As of December 31,
	2005	2004	2003
	(dollars in thousands)

Overnight FHLB Advances

Balance at December 31,	$0	$30,500	$3,000
Average amount outstanding	15,747	9,403	581
Maximum amount outstanding at any month end	35,000	30,500	4,000
Average interest rate for the year	3.11%	2.19%	1.09%

Other Borrowing

Balance at December 31,	$15,464	$0	$3,125
Average amount outstanding	2,457	0	617
Maximum amount outstanding at any month end	15,464	0	3,125
Average interest rate for the year	5.79%	0	6.25%

Appendix 12

Appendix 13 - Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on the Bank’s net interest income over a 12 month period following December 31, 2005 in the event of an immediate change up or down in the indicated market interest rates.

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 200 basis points	$1,402	10.89%
Up 100 basis points	$728	5.65%
Down 100 basis points	$(955)	(7.42)%
Down 200 basis points	$(2,428)	(18.86)%

Appendix 13

Appendix 14 - Interest Rate Sensitivity Gap

The following table sets forth the Company’s interest rate sensitivity. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities subject to repricing at various time periods.

	Within	Three	One Year
	Three	Months to	to	After
	Months	One Year	Five Years	Five Years	Total

Interest Earning Assets:
Federal funds sold	$27,791	$—	$—	$—	$27,791
Investment securities	2,250	7,202	23,704	50,665	83,821
Loans	128,919	2,548	16,516	97,202	245,185

Total	$158,960	$9,750	$40,220	$147,867	$356,797

Interest Bearing Liabilities:
Interest bearing demand deposits	$7,825	$—	$—	$—	$7,825
Savings deposits	2,382	0	0	0	2,382
MMDA’s	183,917	0	0	0	183,917
Time deposits less than $100,000	3,535	7,026	44,333	0	54,894
Time deposits of $100,000 or more	18,679	18,164	2,926	0	39,769
Borrowed funds	0	0	0	15,464	15,464

Total	$216,338	$25,190	$47,259	$15,464	$304,251

Interest Rate Sensitivity Gap	$(57,378)	$(15,440)	$(7,039)	$132,403	$52,546

Cumulative Interest Rate Sensitivity Gap	$(57,378)	$(72,818)	$(79,857)	$52,546

Cumulative Interest Rate Sensitivity Gap/Total Interest Earning Assets	(15.56)%	(19.75)%	(21.66)%	14.25%

Cumulative Gap as a % of Total Assets	(14.92)%	(18.93)%	(20.76)%	13.66%

Appendix 14

Appendix 15 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$46,183	16.53%	$22,345	8.00%	NA	NA
Nevada Security Bank	$32,883	12.51%	$21,026	8.00%	$26,282	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$37,557	13.45%	$11,172	4.00%	NA	NA
Nevada Security Bank	$30,003	11.42%	$10,513	4.00%	15,769	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$37,557	10.06%	$14,929	4.00%	NA	NA
Nevada Security Bank	$30,003	8.96%	$13,400	4.00%	$16,750	5.00%

December 31, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,978	17.26%	$13,434	8.00%	NA	NA
Nevada Security Bank	$25,940	15.60%	$13,303	8.00%	$16,629	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,321	16.22%	$6,717	4.00%	NA	NA
Nevada Security Bank	$24,193	14.55%	$6,652	4.00%	9,978	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,321	11.01%	$9,893	4.00%	NA	NA
Nevada Security Bank	$24,193	9.91%	$9,768	4.00%	$12,211	5.00%

December 31, 2003
Total Capital to Risk Weighted Assets
The Bank Holdings	$12,011	11.84%	$8,118	8.00%	NA	NA
Nevada Security Bank	$14,853	14.64%	$8,118	8.00%	$10,148	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$11,114	10.94%	$4,059	4.00%	NA	NA
Nevada Security Bank	$13,956	13.75%	$4,059	4.00%	6,089	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$11,114	7.06%	$6,297	4.00%	NA	NA
Nevada Security Bank	$13,956	8.87%	$6,297	4.00%	$7,871	5.00%

Appendix 15