Form 10KSB/A
period 2005-12-31
BANK HOLDINGS
filed 2006-04-03
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

FORM 10-KSB/A

Explanatory Note

The Bank Holdings is filing this Amendment No. 1 to its Annual Report on Form 10-KSB, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006 for the purpose of amending and restating Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to correct certain typographical errors contained therein; to revise the Report of Independent Registered Public Accounting Firm by McGladrey & Pullen LLP, certified public accountants, dated March 16, 2005 and March 29, 2006, to include a revision inadvertently omitted from the original filing; to amend and correct the “Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002,” to omit unnecessary language; to amend and correct Note 13 to “The Bank Holdings, Notes to Consolidated Financial Statements, December 31, 2005,” to correct an error to a number contained therein; and to amend Exhibit 23.1. to include language previously inadvertently omitted.

No other amendments or changes have been made to the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. Information not affected by this Amendment No. 1 is unchanged and reflects disclosure made at the time of the original filing on Form 10-K, as amended. This Form 10-K/A should be read in conjunction with the original Form 10-K, as amended, and the filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to such filings.

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

The Company’s income from operations was approximately $1.4 million for the year ended December 31, 2005 as compared to $281,000 for the comparable period in 2004. This was a change of approximately $1.1 million from the previous period. The income per basic share was $.47 for 2005, as compared to $0.10 for 2004. The Company’s return on averages assets (ROAA) was 0.48% and the return on average equity (ROAE) was 5.03%, as compared to 0.12% and 1.22% respectively, for 2004.

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

The Company’s income from operations was approximately $281,000 for the year ended December 31, 2004 as compared to a loss of $565,000 for the comparable period of 2003. This was a change of approximately $846,000 from the previous period. The income per basic share was $0.10 for 2004, as compared to a loss of $0.38 for 2003. The Company’s return on average assets (ROAA) was .12% and the return on average equity (ROAE) was 1.22%, as compared to (0.47%) and (5.05%) respectively, for 2003.

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

McGLADREY & PULLEN, LLP

Las Vegas, Nevada

March 16, 2005 (and March 29, 2006 as to the effects of the stock dividend in 2005)

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

A summary of stock option activity for the year ended December 31, 2005 is as follows:

	2005 Shares	Weighted Average Exercise Price	2004 Shares(1)	Weighted Average Exercise Price	2003 Shares(1)	Weighted Average Exercise Price

Outstanding at beginning of year	479,640	$12.62	238,350	$9.54	218,925	$9.52
Granted	12,495	18.67	289,065	15.04	19,425	9.78
Exercised	2,100	9.52	14,595	9.52	—	—
Forfeited	1,050	15.02	33,180	10.73	—	—
Outstanding at end of year	488,985	$12.79	479,640	$12.62	238,350	$9.54

Options exercisable at year-end	463,680	$12.70	180,978	$11.17	97,125	$9.53

Weighted average remaining life	8 Years		9 Years		9 Years

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