Form 10-Q
period 2006-03-31
BANK HOLDINGS
filed 2006-05-15
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether Registrant is a Shell Company (as defined in Rule 12b-2 of the Act.)

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value, 3,251,678 shares outstanding as of May 11, 2006

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income/(Loss)
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary
Results of Operations
Net Interest Income
Provision and Allowance for Loan Losses
Non-interest Income
Non-Interest Expense
Provision for Income Taxes
Comprehensive Income
Financial Condition
Securities and Other Earning Assets
Loans
Deposits
Other Funding Sources
Off Balance Sheet Arrangements
Risk Management
Credit Risk Management
Nonperforming Assets
Asset Liability Management
Interest Rate Risk
Market Risk
Liquidity
Capital Resources

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - not applicable
Item 3.	Defaults Upon Senior Securities - not applicable
Item 4.	Submission of Matters to a Vote of Security Holders - not applicable
Item 5.	Other Information - not applicable
Item 6.	Exhibits

Signatures
Exhibits

PART I – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$10,264	$5,980
Liquid money market funds	4,012	8,500
Federal funds sold	1,970	27,791
Cash and cash equivalents	16,246	42,271
Securities available for sale	20,543	19,512
Securities held to maturity	70,826	64,309
Securities - trading	1,293	1,283
Other equity securities, at cost	2,713	2,067
Loans, gross	273,735	245,185
Allowance for loan losses	(3,128)	(2,655)
Deferred loan fees, net	(321)	(356)
Loans, net	270,286	242,174
Premises and equipment, net	3,012	2,863
Bank Owned Life Insurance	6,382	6,312
Intangible asset	5,798	500
Other assets	3,887	3,341
TOTAL ASSETS	$400,986	$384,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$40,923	$49,411
Interest bearing demand	7,703	7,825
Savings	68,173	2,382
Money Market	108,199	183,917
IRA’s	1,205	1,1648
Time deposits < $100,000	53,417	53,730
Time deposits > $100,000	37,583	39,769
Total deposits	317,203	338,198
Short term borrowed funds	34,500	—
Short term notes payable	452	—
Long term notes payable	265	—
Junior subordinated debt	15,464	15,464
Minority shareholder interest in subsidiaries	1,300	—
Accrued interest payable and other liabilities	2,538	2,268
Total Liabilities	371,722	355,930

Commitments and contingencies (Notes 1 and 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 3,133,551 issued and outstanding as of March 31, 2006 and 3,124,266 as of December 31, 2005	30	30
Surplus	30,824	30,431
Accumulated deficit	(1,229)	(1,205)
Accumulated other comprehensive loss	(361)	(554)
Total stockholders’ equity	29,264	28,702
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400,986	$384,632

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	For the Three-Month Period
	Ended March 31,
	2006	2005

Interest income:
Federal funds sold and other	$126	$36
Debt securities, taxable	851	590
Debt securities, non-taxable	31	—
Dividends	27	5
Loans, including fees	5,149	2,735
Total interest and dividend income	6,184	3,366

Interest expense:
Deposits	2,640	1,111
Other borrowed funds, notes payable and debt	427	105
Total interest expense	3,067	1,216

Net interest income	3,117	2,150

Provision for loan losses	473	214
Net interest income, after provision for loan losses	2,644	1,936

Non-interest income:
Service charges on deposit accounts	52	46
Other service charges, commissions and fees	33	38
Pre-underwriting fees	9	17
Income on bank owned life insurance	69	—
Exchange fee income	12	—
Unrealized gains on trading securities	48	7
Realized gains (loss) on sale of investments, net	(2)	38
Total non-interest income	221	146

Non-interest expense:
Salaries and employee benefits	1,640	795
Occupancy and equipment	412	385
Data processing	189	230
Deposit servicing costs	69	55
Accounting, legal and tax	129	84
Other professional services	125	89
Telephone and data communications	44	32
Other	274	235
Total non-interest expense	2,882	1,905

Net (loss) income before income tax provision	(17)	177

Income tax provision	7	—

NET (LOSS) INCOME	$(24)	$177

Other comprehensive income (loss), unrealized gain (loss) on securities available for sale	$193	$(225)
Comprehensive Income/(Loss)	$169	$(48)

Net (loss) earnings per share:
Basic	(0.01)	0.06
Diluted	(0.01)	0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net (Loss) Income	$(24)	$177
Adjustments to reconcile net (loss) income to cash Provided by (used in) operating activities:
Provision for loan losses	473	214
Stock option compensation expense	286	14
Net amortization of securities	41	101
Depreciation	97	123
Unrealized gains on trading securities	(48)	(7)
Activity of trading securities, net	22	(4)
Realized loss (gains) on sales of investments, net	2	(38)
Net change in:
Other assets and liabilities, net	(386)	183
Net cash provided by operating activities	462	763

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	311	41
Purchases	(1,028)	(64)
Activity in securities held to maturity:
Proceeds from maturities, prepayments and calls	4,478	3,420
Purchases	(11,034)	—
Activity of equity securities, net	(645)	36
Investment in non-bank subsidiaries, net	(3,280)	—
Increase in bank owned life insurance	(70)	—
Loan originations and principal collections, net	(28,586)	(12,635)
Purchases of premises and equipment	(246)	(166)
Net cash used in investing activities	(40,100)	(9,368)

Cash flows from financing activities:
Net (decrease) increase in deposits	(20,995)	31,600
Net increase (decrease) in other borrowings	34,500	(22,500)
Proceeds from the exercise of stock warrants	97	—
Proceeds from the exercise of stock options	10	—
Net cash provided by financing activities	13,612	9,160

Net change in cash and cash equivalents	(26,025)	555

Cash and cash equivalents at beginning of the period	42,271	5,362
Cash and cash equivalents at end of the period	$16,246	$5,917

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS

Notes to Consolidated Financial Statements

March 31, 2006

NOTE – 1 THE BUSINESS OF THE BANK HOLDINGS

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (“the Bank”). The Bank has five branches, with the most recent branch opening March 27, 2006 in the Spanish Springs region of Sparks, Nevada. There are two offices in Reno, one at Lake Tahoe in Incline Village, Nevada and one in Roseville, California. The Roseville branch is separately branded as Silverado Bank and in addition, this unit also focuses on government guaranteed loans through the Small Business Administration, or SBA.

The Company, during the first quarter of 2006 acquired two qualified intermediary companies (Rocky Mountain Exchange, Inc. (formerly named Big Sky Property Exchange) and Granite Exchange, Inc) which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code. Qualified intermediaries select the financial institution to hold the depositor accounts created as part of the exchange transactions. The exchange balances deposited into the Bank should increase the Bank’s core deposits, decrease the Bank’s loan to deposit ratio, decrease the Bank’s cost of funds, and support future loan growth. Both transactions were approved by the Federal Reserve Bank and were closed during March 2006. These subsidiaries have been consolidated on the Company’s books. All assets and liabilities of the companies are being reviewed and analyzed and complete integration into the financial records of the Company is anticipated to be completed during the second quarter of 2006.

During November, 2005 the Company formed The Bank Holdings Statutory Trust I, a Connecticut statutory trust which was used to solely facilitate the issuance of variable rate capital trust pass through securities. The investment in the Statutory Trust is not consolidated and is accounted for under the equity method and included in other equity securities on the consolidated balance sheet.

These entities are collectively referred to herein as the Company. Segment information is not presented at this time since as of this date principally all of the Company’s revenues are attributable to one reportable segment. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

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

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At March 31, 2006 and December 31, 2005 these reserve balances required amounted to approximately $1.1 million and 1.0 million respectively.

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

Other Equity Securities

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of our outstanding home loans or 5% of advances from the FHLB. The recorded amount of the FHLB stock equals its fair value since the shares may only be redeemed by the FHLB at the $100 per share par value. The Company also has an investment in Pacific Coast Bankers’ Bancorp (PCBB) its correspondent bank, to facilitate transactions between the two companies.

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

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Therefore, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between tax financial statement carrying amounts and the basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date. During 2004 and prior periods deferred tax assets were reduced by a valuation allowance. The valuation allowance was removed for 2005.

Salary Continuation Plan

The Company has initiated action to provide certain key executives, or their designated beneficiaries, with annual benefits after retirement, until death. These benefits would be substantially equivalent to those available under split-dollar life insurance policies purchased by the Company on the lives of such key executives. The Company has completed the final plan and agreements, and has accrued for these future benefits from the date of the plan. At the consolidated balance sheet date, the amount of accrued benefit equals benefits equals the then present value of the benefits expected to be provided to the key executives or their beneficiaries, in exchange for the executive’s services to that date.

Reclassification

Various reclassifications have been made in the prior periods in order to be consistent with the presentation as of March 31, 2006. Further, certain captions have had minor revisions to more accurately reflect activities of the Company. There was no change to previously reported stockholders’ equity or net income.

NOTE 3 – BUSINESS COMBINATION

Effective March 28, 2006 the Company acquired Granite Exchange, Inc. (“Granite”) and Rocky Mountain Exchange, Inc. formerly known as Big Sky Property Exchange (“Rocky Mountain”) two qualified intermediaries in acquisitions that were accounted for under the purchase method of accounting. The results of operations for the acquisition are included in the consolidated financial statements since that date. The recorded purchase price of Granite was $5.2 million, which included cash in the amount of approximately $3.4 million, notes payable of $530.4 thousand and minority shareholder interests of $1.3 million. The purchase price of Rocky Mountain was $120,000 paid in cash. The following estimated fair values represent perliminary assessments only, and are subject to revision upon the completion of management’s final review of subordinate documentation. The following table summarizes these estimated values at the date of acquistion:

(Dollars in thousands)
Assets:
Cash and cash equivalents	$210
Premises and equipment, net	106
Goodwill	5,298
Other assets	34
Total Assets	$5,649

Liabilities:
Notes payable	$187
Accrued interest payable and other liabilities	142
Total Liabilities	329
Net Assets:	$5,320

NOTE 4 – STOCK COMPENSATION PLAN

Stock Compensation Plan

The Company has a stock-based employee compensation plan, which is more fully described in NOTE 13 of The Company’s Annual Report on Form 10KSB. On January 1, 2006 the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No 123(R), Accounting for Share Based Payments. FAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the implied service period (generally the vesting period). The Company previously accounted for stock-based awards to employees under the intrinsic value provisions of APB 25 in which no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The Company has adopted FAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and b) compensation cost for all share-based awards granted subsequent to January 1, 2006. The results for prior periods have not been restated.

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

	Quarter Ended March 31, 2006
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	488,985	12.79
Granted	94,600	18.24
Cancelled/Forfeited	525	15.02
Exercised	1,050	9.52
Options outstanding at end of period	582,010	13.68	$2,533,705	8 Years

Exercisable (vested) at end of period	481,340	12.92	$2,437,240	8 Years

Quarter Ended March 31, 2006
Weighted average grant date fair value of stock options granted	$6.43
Total fair value of stock options vested	$2,372,471
Total intrinsic value of stock options exercised	$8,995

For the quarter ending March 31, 2006 the Company recognized $286,000 of compensation expense related to stock options with $36,000 of deferred tax benefits related to that compensation. Of this amount $154,000 was a one time adjustment for the accelerated non-qualified options from the prior period. As of the period ending March 31, 2006, there was $637,400 in unrecognized compensation related to non-vested stock options. This unrecognized compensation has a weighted average life of about 4 years. The Bank determines fair value at grant date using the Black-Scholes pricing model (1) that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend yield and the risk-free interest rate over the expected life of the option. The weighted average assumptions used in the pricing model are noted in the following table. For options granted after January 1, 2006, and valued in accordance with FAS 123(R), the Company expenses the fair value of the option in a straight line over the vesting period. The Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in the first three months of 2006, based on historical forfeiture experience, is approximately 3.85%.

Quarter Ended March 31, 2006
Risk free interest rate	4.919%
Expected dividend yield	0.0%
Expected life in years	7.0
Expected price volatility	21%
Weighted average grant date fair value of options as of March 31, 2006	$6.43

(1) The Black Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s recorded compensation expense could have been materially different from that depicted above. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

As stated previously, the Company has adopted SFAS No. 123(R) using the modified-prospective-transition method, and as such, the results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of FASB Statement No. 123.

Quarter Ending March 31, 2005
Net Income:
As reported	$177
Add: Stock-based employee compensation expense included in reported net income	14
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards	124
Pro-forma net income	$67

Earnings per share
As reported
Basic	$0.06
Diluted	$0.05
Pro-forma
Basic	$0.02
Diluted	$0.02

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Comprehensive income includes net income or loss and other comprehensive income or loss. The Company’s only source of other comprehensive income (loss) is derived from unrealized gains and losses on investment securities available for sale. Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in the net income of the current period that also had been included in other comprehensive income or loss as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period. The following table presents the reconciliation of transactions affecting Accumulated Other Comprehensive Income (Loss) included in shareholders’ equity for the periods indicated.

The components of other comprehensive income (loss) are as follows:

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands)
Net (loss) Income	$(24)	$177
Unrealized holding gains (losses) on available-for-sale securities	191	(187)
Less: reclassification adjustment for (loss) (gains) realized in net income	2	(38)
Net unrealized holding gains (losses)	193	(225)
Comprehensive income (loss)	$169	$(48)

NOTE 6 – EARNINGS PER SHARE

Income or loss per share for all periods presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) are computed based on the weighted average number of shares outstanding during each period. Options outstanding as of March 31, 2006 totaled 582,010 and there were 316,740 warrants outstanding on the same date. Warrants are exercisable during the sixty day period beginning March 23, 2006. At the conclusion of that exercise period, unexercised warrants will expire. The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Quarter Ending
	March 31,
	2006	2005

Average number of common shares outstanding	3,124,925	2,972,330
Effect of dilutive options	116,650	146,653
Effect of dilutive warrants	138,125	135,615
Average number of common shares outstanding used to calculate diluted earnings per common share	3,379,700	3,254,598

Net (loss) income	$(24)	$177
Basic net (loss) income per share	$(0.01)	$0.06
Diluted net (loss) income per share	$(0.01)	$0.05

NOTE 7 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $5.2 million. The interest charged on borrowings is determined by the lending institution at the time of the borrowing. These lines of credit are for short-term use, are unsecured and are renewed on an annual basis. There were no balances outstanding under these agreements at March 31, 2006, and December 31, 2005.

As part of the purchase price of the Company’s two new exchange intermediaries, the Company issued two notes payable in the amount of $265,000 each, with one and two year maturities payable at prime. The Company also acquired debt due to another financial institution in the amount of $187,000 which will be paid off during the second quarter. Total short term borrowed funds is $452,000.

Other subordinated debt includes $15.5 million of subordinated debentures. These debentures were issued by the Company and $4.2 million of such funds were invested in the Bank to maintain adequate capital levels.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds. Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB. There were overnight advances of $34.5 million and $0.0 million outstanding as of March 31, 2006, and December 31, 2005, respectively. There was $69 million gross available from this source as of March 31, 2006 as compared to $64 million available as of December 31, 2005.

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

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the contracted amount of the company’s exposure to off-balance sheet risk as of March 31, 2006 and December 31, 2005 is as follows:

	Contract Amount
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)

Commitments to extend credit, including unsecured commitments of $19.5 million and $18.2 million	$73,923	$70,313
Unsecured consumer lines of credit	1,163	1,163
Standby letters of credit	497	293
	$75,583	$71.769

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

As of March 31, 2006 there were commitment fee obligations of less than $1 thousand, for the $497,000 Standby Letters of Credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California. The Company makes consumer loans to customers primarily in northern Nevada. At March 31, 2006 and December 31, 2005, real estate loans accounted for approximately 81% and 78%, respectively, of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take. In addition, approximately 5% of total loans are unsecured. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

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

FASB 123(R)

In December 2004, FASB published FASB Statement No. 123 (Revised 2004), Share-Based Payment, FAS 123(R). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

In October, 2005 the FASB staff issued FSP 123(R)-2 Practical Accommodation to the Application of Grant Date in FASB Statement 123(R). This FSP is in response to inquiries from constituents to provide guidance on the application of grant date as defined in FASB 123 (revised 2004), Share-Based Payment. As an accommodation, in determining the grant date of an award subject to Statement 123(R), assuming all other criteria in the grant date definition have been met, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority) if both of the following conditions are met:  (1)  The award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer. (2) The key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. This guidance shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of this FSP and did not apply the provisions of this FSP shall apply the guidance in this FSP to the first reporting period after the date this FSP is posted to the FASB website.

In November 2005 the FASB staff issued FSP 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides a practical transition election related to accounting for the tax effects of share based payment awards to employees. Because discussions with constituents have revealed that some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such and those entities adopted Statement 123 for recognition purposes, this FSP provides an elective alternative transition method. That method comprises (a) a computational component that establishes a beginning balance of the APIC pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the Adoption of Statement 123(R). An entity shall follow either the transition guidance for the ASPC pool in Paragraph 81 of Statement 123(R) or the alternative transition method described in this FSP.

In March, 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107. The interpretations in this bulletin express views of the staff regarding the interaction between FASB 123(R) Share-Based Payments, and certain Securities and Exchange Commission rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance on a number of issues related to share-based payment transactions including the modifications of employee share options prior to adoption of Statement 123(R) (SAB Topic 14K). The staff believes that an acceptable interpretation of Statement 123(R) is that modification to accelerate the vesting of share options would result in the recognition of the remaining amount of compensation cost in the period of the modification is made, so long as the acceleration of vesting permits employees to exercise the share options in a circumstance when they would not otherwise have been able to do so absent the modification. The staff believes that since the remaining unrecognized compensation cost is accelerated and recognized at the date of modification, no compensation cost would be recognized for these modified share options in the income statement in the periods after adoption of Statement 123(R), absent any further modifications. In December 2005 the Directors of The Bank Holdings approved the acceleration of non-qualified stock options granted under The Bank Holdings Stock Option Plan of 2002 as amended. The Company has granted “Non-Qualified” and “Incentive” stock options under the Plan to recognize the contributions of various members of the founder’s group, directors, and officer staff. Such options were granted to be exercised over a five year term; however, the Board determined that Statement No. 123(R) would unduly penalize the reported earnings of the four-year old Company. The cost of implementing FAS 123(R) was then projected at $1 million over the next three years. In order to implement the acceleration, each relevant stock option agreement was amended.

Statement 123(R) is effective in the beginning of the first quarter of 2006. As of the effective date, the Company will apply the Statement using the modified-prospective-transition method. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under FAS 123.

The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in this document and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

FASB 154

In May 2005, the FASB issued Statement of Accounting Standards No. 154 (“FAS 154”) Accounting Changes and Error Corrections. This statement provides guidelines on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

Summary

The list of recent accounting pronouncements noted above, while not an exhaustive list, includes those which we believe will, or may, have the greatest likelihood of application to the Company’s consolidated balance sheets and/or consolidated statements of income. We believe that adoption of these standards will not have a material impact on our financial condition or results of income, however, no absolute assurance can be given that this in fact will occur.

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the three months ended March 31, 2006 and 2005, cash paid for interest expense on interest bearing liabilities was $3.3 million and $1.1 million, respectively. The Company paid $14,000 in state taxes during the period ending March 31, 2006 due to multi-state operations, and $1,600 during the same period ended March 31, 2005. There was no real estate acquired in the settlement of loans for the three month periods ending March 31, 2006 or 2005.

Quarter Ended March 31, 2006

Supplemental disclosures related to acquisitions:
Notes payable	$530
Debt to other financial institutions	187
Minority shareholder interests	1,300
Other liabilities	142
Premises and equipment	(106)
Intangibles	(5,298)
Other assets	(35)
Net cash and equivalents paid	$3,280

Summary Selected Consolidated Financial Data

	Quarter Ending March 31,		Year Ended
	2006	2005	December 31, 2005
	(Dollars in thousands, except per share data)
Condensed Statement of Operations
Interest Income	6,184	3,366	17,166
Interest Expense	3,067	1,216	7,344
Net Interest Income	3,117	2,150	9,822
Provision for Loan Losses	473	214	1,069
Non-interest income	221	146	772
Non-interest expense	2,882	1,906	8,823
Provision for income taxes (1)	7	—	(710)
Net Income (Loss)	(24)	177	1,412

Period End Data
Assets	400,986	256,115	384,632
Loans, gross	273,735	173,590	245,185
Securities	91,369	65,404	83,821
Deposits	317,203	220,001	338,198
Other borrowed funds	50,681	8,000	15,464
Shareholders’ Equity	29,264	27,342	28,702

Average Balance Sheet
Assets	378,187	252,283	293,580
Loans, gross	258,086	165,040	201,267
Securities	87,806	67,836	69,668
Deposits	318,914	207,301	245,322
Shareholders’ Equity	28,819	27,426	28,061

Asset Quality
Non-performing assets (2)	—	—	—
Allowance for loan loss	3,128	1,800	2,655
Net Charge-offs	—	—	—
Non-performing assets to total assets	—	—	—
Allowance for loan loss to loans	1.14%	1.04%	1.08%
Net Charge-offs to average loans	—	—	—

Per Common Share
Basic income (loss) per share	(0.01)	0.06	0.47
Diluted income (loss) per share	(0.01)	0.05	0.43
Book value per share	9.34	9.20	9.19
Period end common shares outstanding	3,133,551	2,972,330	3,124,266
Average shares outstanding - basic	3,124,925	2,972,330	2,974,104
Average shares outstanding - diluted	3,379,700	3,254,598	3,279,863
Financial Ratios (4)
Return on average assets	(0.03)%	0.28%	0.48%
Return on average equity	(0.34)%	2.62%	5.03%
Net interest margin (3)	3.51%	3.62%	3.49%
Tier 1 leverage capital ratio	8.05%	9.93%	10.06%

(1) The Company removed the valuation allowance against it’s deferred tax assets, and the Company incurred California franchise taxes on its Roseville operation.

(2) Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status, and other real estate owned. For all periods there are none.

(3) Net interest income calculated on a fully-taxable equivalent basis divided by average interest-earning assets.

(4) Calculations are annualized.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decision and assessments, and have the greatest potential impact on the Company’s stated results of operations. We consider the following to be our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies. The Company has made no significant changes in its critical accounting policies and assumptions compared to the disclosures made in The Bank Holdings Annual Report on Form 10-KSB for the year ended December 31, 2005.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable charge-offs on loans deemed to be uncollectible based on continuous review of a variety of factors. These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors. The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis. Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above. Any such increase would adversely affect our results of operations. Our allowance for loan losses was $3.1 million and $1.8 million at March 31, 2006 and 2005, respectively. The provision for loan losses amounted to $473,000 and $214,000 for the quarters ended March 31, 2006 and 2005, respectively.

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on all loans, including certain loans which may have been classified as impaired. On an ongoing basis an independent loan review function reviews all new loans as well as “watch” and any classified loans to ensure the accuracy of the loan classifications. Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on any remaining loans are based on pools of similar loans using a combination of historical loss experience using a combination of historical loss experience from the Bank and its peers. Table 8 sets forth the allocation of the allowance for loan losses as of March 31, 2006, and December 31, 2005.

OVERVIEW

The Company earns income from two primary sources; net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges and fees charged for services provided, less the operating costs of providing the full range of banking services to our customers. Pre-underwriting loan fees, gains on sale of securities, exchange fees on real estate 1031 transactions and unrealized gains or losses on the Company’s trading account comprise other areas of non-interest income.

SUMMARY

First quarter total assets grew 4% to $400.9 million while loan growth for the period ending March 31, 2006 was 12%. The Company lost $24,000 or $0.01 per share, for the period ending March 31, 2006, as compared to earnings of $177,000 and $0.06 per share for the same period during 2005.

Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were (0.34)% and (0.03)%, respectively, for the quarter ended March 31, 2006 and were 2.62% and 0.28%, respectively, for the comparable period last year.

Primary earnings variances as noted above for the periods reported are noted as follows: 1) salaries and employee benefits costs of $1.6 million for the first quarter of 2006, an increase of $845 thousand or 106% from the $795 thousand reported for the first quarter of 2005. This is attributable to the opening of one new bank branch office and two new “1031” offices, staffed by fourteen additional personnel. Approximately 34% of this increase is solely due to the implementation of FASB 123(R), Share Based Payment. The additional personnel include three well experienced loan officers for our growing Silverado Bank offices in Roseville and the pending FDIC Approved but unopened branch in Rancho Cordova, California, as well as professional qualified exchange intermediaries in the “1031” companies acquired. 2)  a $473 thousand provision for loan losses for the first quarter of 2006 which represents an increase of $259 thousand or 121% as compared to $214 thousand for the same period of 2005. The allowance for loan and lease losses was 1.14% at March 31, 2006 despite no past due loans, and as compared to 1.04% at March 31, 2005. The increase is due solely to solid, quality loan growth, and reflects no deterioration whatsoever in the quality of the Company’s loan portfolio, and 3) the legal and accounting expenses of approximately $50 thousand associated with the acquisition of “1031” companies. In addition, the Company is currently in process of converting these “1031” companies from the cash to accrual basis of accounting for income, yet has absorbed all internal “1031” company expenses to date,  which approximate $140 thousand. Further, related deposit rates paid on the “1031” deposits were not adjusted until after acquisitions were completed, and should enhance the Company’s net interest margin in subsequent periods. A portion of the costs reported above are non-recurring in nature, and offsetting income will be recognized during subsequent periods as 1) new loan officers draw down on their extensive networks of previous clients and loan growth continues to be evidenced and 2) fee and interest income, as well as reduced interest expense is accrued for and recognized in the continuing operations of the subsidiary “1031” companies and 3) since previous period adjustments of FASB 123(R) have been made in the Company’s books and records.

Gross loans increased approximately $100.1 million or 57.7% when comparing March 31, 2006 to the same period in 2005. Total assets increased approximately $144.8 million or 56.6% when comparing March 31, 2006 to March 31, 2005.

Net interest income before provision for loan losses increased by $967,000 or 45.0% over the first quarter of last year and was attributable to the volume increase in earning assets even though the Company’s net interest margin declined eleven basis points.

Non-interest income (excluding security gains and losses) was $223,000 and $108,000 for the quarters ended March 31, 2006 and 2005, respectively, a 106.5% increase. This increase was primarily attributable to several factors. These included bank owned life insurance which was not in place during March 2005, a very low volume of cash accounting exchange fee income from the new subsidiaries which were not in place during the prior period and enhanced unrealized gains on the Company’s trading account. Non-interest expenses totaled $2.9 million and $1.9 million for the quarter ended March 31, 2006 and 2005, respectively, an increase of 51.3%.

The efficiency ratio was 86.3% in the first quarter of 2005 as compared to 84.4% in the comparable quarter last year. As the Company continues to grow and increase its non-interest income it is expected that this ratio will continue to decrease, however, as the Bank has added one additional full service branch office over the past year, and the Company has added two new operating subsidiaries during that time, it is unlikely that such a ratio will be greatly reduced in the near term. Generally speaking, costs outpace asset growth during the early period of branch expansion activity, reflecting branch start-up costs which are absorbed later by branch growth. For a description of the methodology used to calculate the efficiency ratio, please see Note (a) to Table 3.

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

Quarterly Analysis

Net interest income for the first quarter of 2006 was $3.1 million, an increase of $967,000 or about 45.0% compared to the first quarter of 2005. This increase was primarily due to the increases in the volume of interest earning assets and interest bearing liabilities. Average earning assets increased $119.6 million or 49.6% for the three months ended March 31, 2006 compared to $50.6 million or 26.6% for the same period in the prior year. Average loans increased by $70.9 million or 37.9% compared to the year end of 2005 primarily due to internal growth and participations purchased. Average gross loans as a percent of average earning assets was 71.6% and 68.5% for the quarters ended March 31, 2006 and 2005, respectively.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased to 3.51% from 3.62% during the three months ended March 31, 2006 as compared to the same period in 2005, respectively, a decrease of eleven basis points or 3.0%.

The decrease in the Company’s net interest margin is as a result of two primary factors. First while earning asset growth more than offset the interest bearing liability growth, changes in the interest rate environment impacted both the asset and liability side of the balance sheet. The magnitude of the $119.6 million change in average earning asset volumes over the periods resulted in a $2.8 million change in the Company’s interest income, as noted in Table 2.

Second, however, the change in the mix of liability funding had a significant impact on the Company’s net interest margin. The Company issued subordinated debt of approximately $15.5 million and obtained debt during the acquisition of the exchange subsidiaries, while the Bank acquired brokered deposits of approximately $42.5 million. These liability sources had slightly higher temporary funding costs than customary core deposits. The deposits brought in by the Company’s qualified intermediaries should over time reduce the Bank’s deposit costs which could increase the Company’s net interest margin. The changes in liability mix coupled with the rising interest rate environment and the $115.8 million increase in interest bearing liabilities over the period resulted in a $1.8 million change in the Company’s interest expense, as noted in Table 2.

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

Quarterly Analysis

We provided $473,000 and $214,000 for probable loan losses in the quarters ended March 31, 2006, and 2005, respectively. The Company had no non-accrual loans, nor charged-off loans, at March 31, 2006 or 2005. The Company had no 30 day or more past due loans as of March 31, 2006, and only one 30 day past due loan during the same period for 2005. The Company also estimates an allowance for potential losses associated with off-balance-sheet commitments and standby letters of credit. The allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense. The Company’s reserve for off-balance sheet commitments amounted to $235,000 and $218,000 at March 31, 2006 and 2005, respectively. The provision for the off-balance-sheet reserve was $11,000 and $57,000 for the quarter ending March 31, 2006 and 2005, respectively. The Company continues to believe that although loan quality remains high, at some point we may experience delinquencies and potential loan charge-offs. For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

Non-interest Income

Quarterly Analysis

First quarter non-interest income (excluding securities gains and losses) totaled $223,000, an increase of $115,000 from the first quarter of 2004. This increase was due to several factors. The Company had $69,000 of increases in the cash surrender value of bank owned life insurance, an asset that the Company did not have during the period ending March 31, 2005. The Company recorded $12,000 of exchange income from its newly acquired qualified intermediaries. The Company’s trading account earned $48,000 an increase of $41,000 over the same period in 2005. Service charges on deposit accounts and other service charges, commissions and fees only increased $1,000 from the same period in 2005. Pre-underwriting fees on SBA loans decreased $8,000 to $9,000 for the period ending March 31, 2006 over the same period in 2005.

During the first quarter of 2005 the Company sold $255,000 in equities, recognizing $2,000 in net losses. Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future. Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $2.9 million and $1.9 million for the quarters ended March 31, 2006 and 2005, respectively, which represented an increase of approximately $1.0 million or 52.6%. Expense categories that increased the most include salaries and benefits, legal and accounting expenses and other expenses. These increases were further driven by additional staffing, the expansion of existing facilities, the addition of new facilities (the Bank’s fifth branch office, and the addition of two exchange company offices), and further implementation of holding company activities. The efficiency ratio was 82.3% and 84.4% for the quarters ended March 31, 2006 and 2005, respectively. For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended March 31, 2006 was $1.6 million an increase of $845,000 or 106% from the same quarter 2005. Approximately 34% of this increase is due to the increase of compensation expense associated with the implementation of FASB 123(R) which amounted to $286,000. The other increase in salaries and benefits was primarily due to additional employees being hired in anticipation of the new branch offices, along with payment for signing bonuses, in this highly competitive personnel acquisition market. The full time equivalent (FTE) staffing level is 60 for the current period and 48 as of March 31, 2006 and 2005, respectively. Of this increase, personnel added to support the new branch office and exchange companies totaled twelve FTE’s. For the quarter ended March 31, 2006, such costs approximated 1.84% of average earning assets, as compared to 1.34% for the same period in 2005.

Occupancy and equipment expense amounted to $412,000 for the quarter ended March 31, 2006, an increase of $27,000 or 7.0% from the same quarter in 2005, primarily due to the increase in new facilities housing the subsidiary company offices, and the addition of one new branch.

Data processing expenses amounted to $189,000 and $230,000 at March 31, 2006 and 2005 respectively, a $41,000 decrease or 17.8% over the first quarter 2005. The ongoing increases in IT infrastructure required to support new branches and operating subsidiaries during late 2005 and the first quarter of 2006 have been primarily reflected in additional salary and benefits, occupancy costs, allowed the Company to expand without incurring additional significant costs.

Legal, accounting and tax expenses totaled $129,000 and $84,000 at March 31, 2006 and 2005 respectively, an increase of $45,000 or 53.6% primarily due to professional costs associated with the acquisition of the exchange intermediary companies. Legal and accounting represent 0.15% of average earning assets as of March 31, 2006 compared with 0.14% for the same period in 2005.

Other expenses amounted to $512,000 and $411,000, a $101,000 increase or 24.6% during the quarter ended March 31, 2006 as compared to 2005. These increases are primarily due to growth of the Company, and for the quarter ended March 31, 2006 other expenses represented 0.58% of average earning assets, as compared to 0.69% for the same period of 2005.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Provision for Income Taxes

For the quarter ending March 31, 2006 the Company had a net provision for income taxes in the amount of $7,000. During the same period in 2005 the Company had a deferred tax valuation allowance and did not record a tax provision. The valuation allowance was removed during the fourth quarter of 2005.

Comprehensive Income (Loss)

Quarterly Analysis

Our available for sale investment portfolio had net unrealized losses of $361,000 at March 31, 2006 and $554,000 at December 31, 2005. At March 31, 2006 the net unrealized loss net of deferred taxes represented 1.8% of securities available for sale. Comprehensive income differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale. However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”. We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid. The Company believes that the comprehensive loss reported in the financial statements are due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.

The Company’s other comprehensive income was $193,000 during the three months ended March 31, 2006 as compared to a comprehensive loss of $225,000 during the quarter ended March 31, 2005. As financial rates increase over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio will continue to depreciate in value over the remainder of the year.

FINANCIAL CONDITION

Our consolidated total assets were $401 million and $385 million at March 31, 2006 and December 31, 2005, respectively. Total average assets were $378 million and $252 million for the three months ended March 31, 2006 and 2005, respectively. This change reflects the continuing growth of the Company.

Securities and Other Earning Assets

The security portfolio was $91.4 million at March 31, 2006 and averaged $87.8 million during the first quarter of 2006 as compared to $65.4 million and an average of $67.8 million in the first quarter of 2005. The securities portfolio consists primarily of Mortgage-backed securities and U.S. Government agency securities. The average yield on investments was 3.86% for the quarter ended March 31, 2006 and 3.37% for the quarter ended March 31, 2005. Securities available for sale had a net unrealized loss of $361,000 at March 31, 2006 as compared to the net unrealized loss of $554,000 at December 31, 2005. These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity. Unrealized gains and losses are a component of “Comprehensive Income”. Please refer to Note 4 of the Notes to Consolidated Financial Statements for more information. The Company has $1.3 million in an equity trading portfolio which is being accounted for as trading securities. The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations. For the period ending March 31, 2006 the Company had unrealized gains of $48,000 from these trading equities as compared to $7,000 for the same period in 2005.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security. Generally the greater the duration of the security, the greater will be its percentage price volatility. The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates. The effective duration of the company’s investment portfolio at March 31, 2006 is 2.50, as compared with 2.46 as of March 31, 2005. At December 31, 2005 the portfolio’s effective duration was 2.38.

The ratio of average total investments to average total assets was 27.1%, 27.3% and 30.1% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

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

At March 31, 2006 debt securities have an aggregate depreciation of about 4.3% from the Company’s amortized cost basis as compared to 2.1% at December 31, 2005. In the available for sale portfolio twenty-four securities have an unrealized loss as of March 31, 2006. In fourteen of those securities the unrealized loss has exceeded one year. There are one hundred and one securities in the held to maturity portfolio that have an unrealized loss as of March 31, 2006. For fifty-seven of those securities, the loss has exceeded one year. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

Loans

Quarterly Analysis

Total gross loans amounted to $273.7 million, at March 31, 2006, $245.2 million at December 31, 2005, and $173.6 million at March 31, 2004, respectively. Gross loans averaged $258.1 million for the first quarter of 2006, an increase of $93.0 million or 56.4% from the average amount of such loans during the first quarter of 2005.

As noted in Table 6 “Composition of the Loan Portfolio”, commercial real estate loans amounted to $101.5 million and $97.5 million at March 31, 2006 and December 31, 2005, respectively. These loans increased $4.0 million or 4.1% from the amount of such loans since year end December 31, 2005. Residential real estate loans and construction and land development increased $26.7 million or 28.4% over December 31, 2005 balances. These increases are due to internal growth.

Commercial and industrial loans approximated $16.4 million and $15.9 million at March 31, 2006 and December 31, 2005, respectively. Commercial loans increased about $0.5 million or 3.1% over the balances at December 31, 2005. At March 31, 2006 the Company had $16.7 million outstanding of purchased USDA/SBA loans. These loans were acquired during the latter half of 2003 and the early part of 2004 to enhance the yield of the earning assets portfolio held by the Bank, and to assist in asset/liability planning activities.

Consumer loans amounted to $18.4 million and $19.9 million at March 31, 2006 and December 31, 2005, respectively. Consumer loans decreased $1.5 million or 7.5% from the balances outstanding as of December 31, 2005.

The ratio of average gross loans to average total assets was 68.2%, 68.6% and 65.4% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

Deposits

Total deposits were $317 million and $338 million as of March 31, 2006 and December 31, 2005 respectively, a decrease of $21 million or 6.2%. Core deposits (deposits, excluding certificates of deposit greater than $100,000), have decreased about $18.8 million or 6.3% since December 31, 2005. At year end, the Bank had one customer with $25 million in temporary deposits; those temporary deposits have since left the Bank. The ratio of gross loans to deposits was 86.3% and 72.5% at March 31, 2006 and December 31, 2005, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $40.9 million at March 31, 2006 and $49.4 million at December 31, 2005, respectively. Average non-interest bearing deposits totaled $40.3 million during the first quarter of 2006, which represented 12.6% of average total deposits and $31.3 million during the first quarter of 2005. This is an increase of $9.0 million or 28.8% for the 12 month period ending March 31, 2006. The increase in non-interest bearing deposits reflected growth in commercial and personal accounts.

Interest bearing deposits amounted to approximately $276.3 million and $288.8 million at March 31, 2006 and December 2005, respectively. Average interest-bearing deposits were $278.6 million, an increase of approximately $102.6 million during the quarter ended March 31, 2006, as compared to the average of $176.0 million in interest-bearing deposits during quarter ended March 31, 2005.

Included in the deposit categories above are public deposits, which averaged $6.5 million as of March 31, 2006 and $2.8 million as of December 31, 2005. Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, other short term borrowings, and lease obligations, amounted to $34.5 million at March 31, 2006 and $0.0 million at December 31, 2005, respectively. The Company has available federal funds borrowing lines amounting to $5.2 million as of March 31, 2006. The Company has a Federal Home Loan Bank (FHLB) advance line of credit the amount of which is predicated on the value of collateral held. At March 31, this amount was about $69 million.

With the acquisition of the exchange companies, the Company acquired debt of $187,000 to another financial institution which will be paid off during the second quarter. The Company also issued two notes payable of $265,000 each due in one and two years. These notes are carried at prime and interest is payable at maturity.

Long term other borrowed funds includes FHLB advances, capital lease obligations and other debt with terms greater than one year.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Commitments to extend credit were $75.6 million at March 31, 2006 as compared to $71.8 at December 31, 2005. These commitments represented about 28% and 29% of outstanding gross loans at each of the periods noted, respectively. The Company’s stand-by letters of credit totaled $493,000 as of March 31, 2006 and $293,000 at December 31, 2005.

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

Our real estate loan portfolio accounted for 81.2% of the total loan portfolio as of March 31, 2006 and 78.0% at December 31, 2005. This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial business loans accounted for 6.0% of the total loan portfolio as of March 31, 2006 as compared to 6.5% at December 31, 2005. Commercial business loans are generally made to small and medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the economy of our market area. Commercial loans consist primarily of loans secured by various pieces of equipment or machinery and other corporate assets including real property. SBA and USDA/SBA purchased loans outstanding were about $16.7 million and $18.0 million respectively, as of March 31, 2006 and December 31, 2005.

Consumer loans accounted for 6.7% of our total loan portfolio as of March 31, 2006 as compared to 8.1% at December 31, 2005.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which does not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. The Company did not have any nonperforming assets at March 31, 2006, December 31, 2005 or March 31, 2005, respectively.

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

We quantify and measure interest-rate exposure using an outsourced bancware model to dynamically simulate net interest income under various interest rate scenarios over a 12 month period. Simulated scenarios include deliberately extreme interest rate “shocks” and more gradual interest rate “ramps”. Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, increases or decreases of product balances and the behavior of our deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be precisely determined. Complicating our efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of our assets and liabilities.

To cope with these uncertainties, we give careful attention to our assumptions. For example, in the case of prepayment of mortgage assets, the majority of assumptions are derived from vendor supported models that are periodically tested using observed loan prepayment behavior.

Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 100 basis points and 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7% and 14%, respectively. Table 9 sets forth the estimated effects on our net interest income over a 12 month period following the indicated dates in the event of the indicated increases or decreases in market interest rates.

The results presented in Table 9 indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a shift up or down in market rates of 100 and 200 basis points across the entire yield curve. It should be emphasized, however, that the results are dependent on material assumptions. For instance, asymmetrical rate behavior can have a material impact on the simulation results.

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

As of March 31, 2006 the Company had about $53 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash and collateralized borrowings. This represented approximately 17% of deposits. We believe that the level of our liquidity is sufficient to meet current and future funding requirements. Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At March 31, 2006, shareholders’ equity amounted to $29.3 million or approximately 7% of total assets. Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 10. As indicated in such table, we currently exceed all regulatory capital requirements.

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

The BANK HOLDING AND SUBSIDIARIES

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the discussion on “Market Risk” contained in Management’s Discussion and Analysis section of this 10-Q.

Item 4.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting has been initiated, starting with entity controls in the holding company, and information technology controls in both the holding company and the Bank. Subsidiary companies recently acquired have not been evaluated in either of these areas. Such complete assessments as have been initiated have been documented and made a part of the permanent record of Sarbanes-Oxley Act Section 404 compliance.

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

Part II – Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors during the first quarter of 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

•                 None

Item 3. Defaults Upon Senior Securities

•                 not applicable.

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

NERVADA SECURITY BANK

FINANCIAL TABLES

Table 1 - Average Balances and Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income onand the interest-earning assets resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultantaverage cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.

	For the Quarter Ended March 31,
	2006 (a,b,f)			2005 (a,b,f)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$10,865	$126	4.70%	$5,367	$36	2.72%
Securities	87,806	882	4.07%	67,836	590	3.53%
Equity	3,826	27	2.86%	2,770	5	0.73%
Total Investments	102,497	1,035	4.10%	75,973	631	3.37%

Loans: (c)
Commercial	16,750	298	7.22%	14,657	224	6.20%
Real Estate	205,245	4,201	8.30%	116,615	2,028	7.05%
Consumer	458	12	10.63%	4,085	65	6.45%
Security Lines	17,810	370	8.43%	7,959	135	6.88%
SBA Loans Purchased	17,730	268	6.13%	21,697	283	5.29%
Other	93	—	0.00%	27	—	0.00%
Total Loans	258,086	5,149	8.09%	165,040	2,735	6.72%
Total Earning Assets(d)	360,583	6,184	6.96%	241,012	3,366	5.66%
Non-Earning Assets	17,604			11,271
Total Assets	$378,187			$252,283
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$8,124	$13	0.65%	$6,064	$2	0.13%
Savings Accounts	11,591	86	3.01%	2,509	3	0.48%
Money Market	165,263	1,542	3.78%	120,958	775	2.60%
IRA’s	1,146	9	3.18%	943	5	2.15%
Certificates of Deposit<$100,000	53,628	603	4.56%	19,312	147	3.09%
Certificates of Deposit>$100,000	38,876	387	4.04%	26,234	179	2.77%
Total Interest Bearing Deposits	278,628	2,640	3.84%	176,020	1,111	2.56%
Borrowed Funds:
Short term debt	14,445	195	5.47%	16,783	105	2.54%
Long term debt	15,507	232	6.07%	—	—	0.00%
Total Borrowed Funds	29,952	427	5.78%	16,783	105	2.54%
Total Interest Bearing Liabilities	308,580	3,067	4.03%	192,803	1,216	2.56%
Demand Deposits	40,286			31,281
Other Liabilities	502			773
Shareholders’ Equity	28,819			27,426
Total Liabilities and Shareholders’ Equity	$378,187			$252,283

Interest Rate Spread (d)			2.92%			3.11%

						5.66%
Interest Income/Earning Assets			6.96%			2.05%
Interest Expense/Earning Assets			3.45%
Net Interest Income and Margin (g)		$3,117	3.51%		$2,150	3.62%

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

	For the Quarter Ended March 31, 2006 vs. 2005 Increase (Decrease) Due to
	Volume	Rate	Rate and Volume (1)	Total Change
	(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$37	$26	$27	$90
Securities	174	90	28	292
Equity	2	15	5	22
Total Investment Income	213	131	60	404

Loans:
Commerical	32	37	5	74
Real Estate	1,541	359	273	2,173
Consumer	(58)	42	(37)	(53)
Security Lines	167	30	38	235
SBA Loans Purchased	(52)	46	(9)	(15)
Other	—	—	—	—
Total Loan Income	1,630	514	270	2,414

Total Interest Income	1,843	645	330	2,818

Interest Expense
Interest Bearing Deposits:
Now Accounts	1	8	2	11
Savings	11	16	56	83
Money market	284	352	131	767
IRA’s	1	2	1	4
Certificates of deposit<$100,000	261	70	125	456
Certificates of deposit>$100,000	86	82	40	208
Total interest-bearing deposits	644	530	355	1,529

Total Borrowed Funds	82	134	106	322

Total interest expense	726	664	461	1,851

Net Interest Income	$1,117	$(19)	$(131)	$967

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended March 31,
	2006	% of Total	2005	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$52	23.53%	$46	31.51%
Other service charges, commissions and fees	33	14.93%	38	26.03%
Pre-underwriting fees	9	4.07%	17	11.64%
Bank owned life insurance	69	31.22%	—	0.00%
Exchange fee income	12	5.43%	—	0.00%
Unrealized gains on trading securities	48	21.72%	7	4.79%
Gain/(loss) on sale of securities	(2)	-0.90%	38	26.03%
Total non-interest income	221	100.00%	146	100.00%

As a percent of average earning assets		0.25%		0.25%

Other Operating Expense:

Salaries and employee benefits	1,640	56.90%	795	41.74%
Occupancy costs	412	14.30%	385	20.21%
Advertising and marketing costs	90	3.12%	72	3.78%
Data processing costs	189	6.56%	230	12.08%
Deposit services costs	69	2.39%	55	2.89%
Loan servicing costs	11	0.38%	1	0.04%
Provision for undisbursed loan commitments	11	0.38%	57	2.99%
Telephone and data communications	44	1.53%	32	1.68%
Postage	17	0.59%	10	0.53%
Legal and accounting	129	4.48%	84	4.41%
Other professional services	125	4.34%	89	4.67%
Stationery and supplies	36	1.25%	26	1.37%
Other	109	3.78%	69	3.62%
Total non-interest expense	$2,882	100.00%	$1,905	100.00%

As a percentage of average earning assets		3.24%		3.21%
Net non-interest income and expense as a percentage of average earning assets		2.99%		2.96%

Efficiency ratio (a)		86.29%		84.35%

(a)         Represents non-interest expenses as a percentage of net interest income and non-interest income excluding securities gains and losses.

Table 4 - Securities Available for Sale, Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	March 31, 2006		December 31, 2005
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(Dollars in thousands)
Available for Sale

US Gov’t agencies	$16,468	$16,014	$16,550	$16,000
SBA Loan Pools	1,991	1,921	1,984	2,022
Corporate bonds	1,996	1,968	1,032	1,006
Preferred Stock	154	154	—	—
State & political subdivisions	500	486	500	484
Subtotal, Available for Sale	$21,109	$20,543	$20,066	$19,512

Held to Maturity

US Treasury and Government Agency Securities	$20,980	$20,736	$20,740	$20,518
Mortgage-backed securities	43,695	41,286	40,874	39,783
Corporate bonds	1,035	1,306	1,284	1,310
State & political subdivisions	5,116	4,080	1,411	1,437
Subtotal, Held to Maturity	$70,826	$67,408	$64,309	$63,048

Fair value as a % of amortized cost of Held to Maturity Securities		95.2%		98.0%

Trading Securities Equity Investments	1,120	1,293	1,141	1,283

Total Securities	$93,055	$89,244	$85,516	$83,843

Table 5 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of March 31, 2006. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
	Less than 1 Year		1 to 5 Years		More Than 5 to 10 Years		More Than 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$8,890	2.99%	$3,405	3.24%	$3,719	4.56%	$—	—	$16,014	3.41%
Mortgage-backed Securities	40	2.29%	—	—	—	—	1,882	5.23%	1,922	5.17%
State & Political subdivisions	—	—	485	2.57%	—	—	—	—	485	2.57%
Preferred Stock	—	—	—	—	—	—	155	7.40%	155	7.40%
Corporate Bonds	—	—	—	—	25	6.71%	1,943	1.80%	1,968	1.86%
Total Available for Sale Securities	$8,930		$3,890		$3,744		$3,980		$20,544	3.44%

Held to Maturity Securities

US Government Agencies	$3,200	3.82%	$12,355	3.93%	$4,450	0.06	$974	5.73%	$20,979	4.42%
Mortgage-backed Securities	—	—	3,289	3.50%	17,580	4.10%	22,826	4.26%	43,695	4.14%
State & Political subdivisions	—	—	—	—	3,521	4.16%	1,595	4.17%	5,116	3.60%
Corporate Bonds	250	6.02%	786	6.51%	—	—	—	—	1,036	6.39%
Total Held to Maturity Securities	$3,450		$16,430		$25,551		$25,395		$70,826	4.26%

Total Investment Securities	$12,380		$20,320		$29,295		$29,375		$91,370	4.07%

Table 6 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of March 31, 2006		As of December 31, 2005
	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)

Commercial and Industrial	$16,354	5.97%	$15,901	6.49%
Real Estate:
Commercial	101,518	37.09%	97,458	39.75%
Residential	19,812	7.24%	15,542	6.34%
Construction and Land Development	100,858	36.85%	78,417	31.98%
Total Real Estate	222,188	81.17%	191,417	78.07%

SBA / USDA Loans	16,744	6.12%	17,990	7.34%
Consumer loans	18,449	6.74%	19,877	8.11%
Gross Loans	273,735	100.00%	245,185	100.00%

Less:
Allowance for Loan Losses	3,128		2,655
Net Unearned Loan Fees/Costs	321		356
Net Loans	$270,286		$242,174

Table 7 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

For the Quarters Ended
	March 31, 2006	March 31, 2005
(Dollars in thousands)

Allowance at the beginning of the period	$2,655	$1,586

Charge-offs:
Agricultural	—	—
Commercial & industrial loans	—	—
USDA/SBA	—	—
Real estate loans	—	—
Consumer loans	—	—
Total Loans Charged-Off	—	—

Recoveries:
Agricultural	—	—
Commercial & industrial loans	—	—
USDA/SBA	—	—
Real estate loans	—	—
Consumer loans	—	—
Total Loans Recovered	—	—

Net loan charge offs	—	—

Provision charged to expense	473	214

Balance	$3,128	$1,800

Average gross loans outstanding during period	$258,086	$165,040
Gross loans outstanding at end of period	$273,735	$173,590

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	1.14%	1.04%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a

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

	As of March 31, 2005		As of December 31, 2005
	Amount	% Total Loans(1)	Amount	% Total Loans(1)
	(Dollars in thousands)

Commercial and Industrial	$416	5.97%	$510	6.49%
Real Estate:
Commercial	1,140	37.09%	955	39.75%
Residential	281	7.24%	115	6.34%
Construction and Land Development	1,242	36.85%	1,024	31.98%
Total Real Estate	2,663	81.17%	2,094	78.07%

SBA / USDA/ Govt Gtd Loans	14	6.12%	17	7.34%
Consumer loans	27	6.74%	28	8.11%
Unallocated	8	0.00%	6	0.00%
	$3,128	100.00%	$2,655	100.00%

(1) Represents percentage of loans in category to total loans.

Table 9 - Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on our net interest income over a 12 month period following March 31, 2006 in the event of a ramping up or down in the indicated market interest rates.

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 200 basis points	$1,080	0.28%
Up 100 basis points	$570	0.15%
Down 100 basis points	$(804)	-0.21%
Down 200 basis points	$(2,188)	-0.57%

Table 10 - Capital Adequacy - Risk-based Ratios

Pending Y9C

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$42,800	14.32%	$23,907	8.00%	NA	NA
Nevada Security Bank	$34,403	11.79%	$23,342	8.00%	$29,178	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$29,966	10.03%	$11,954	4.00%	NA	NA
Nevada Security Bank	$31,040	10.64%	$11,671	4.00%	17,507	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$29,966	8.05%	$14,895	4.00%	NA	NA
Nevada Security Bank	$31,040	8.56%	$14,501	4.00%	$18,126	5.00%

December 31, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$46,183	16.53%	$22,345	8.00%	NA	NA
Nevada Security Bank	$32,883	12.51%	$21,026	8.00%	$26,282	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$37,557	13.45%	$11,172	4.00%	NA	NA
Nevada Security Bank	$30,003	11.42%	$10,513	4.00%	15,769	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$37,557	10.06%	$14,929	4.00%	NA	NA
Nevada Security Bank	$30,003	8.96%	$13,400	4.00%	$16,750	5.00%

Table 11 - QUARTERLY DATA (UNAUDITED)

	2006	2005				2004
	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$6,184	$5,293	$4,643	$3,864	$3,366	$3,256	$2,683	$2,458	$2,139
Interest Expense	3,067	2,631	1,964	1,533	1,216	1,080	947	825	817
Net interest income	3,117	2,662	2,679	2,331	2,150	2,176	1,736	1,633	1,322

Provision for Loan Losses	473	377	292	186	214	167	207	170	220
Net interest income after Provision for Loan Losses	2,644	2,285	2,387	2,145	1,936	2,009	1,529	1,463	1,102

Non-interest income	221	153	376	97	146	98	45	122	155
Non-interest expenses	2,882	2,569	2,382	1,967	1,905	1,775	1,716	1,499	1,252

Income (Loss) before taxes	(17)	(131)	381	275	177	332	(142)	86	5

Provision (Benefit) for taxes	7	(710)	—	—	—	—	—	—	—

Net Income (Loss)	$(24)	$579	$381	$275	$177	$332	$(142)	$86	$5

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	193	(144)	(88)	266	(225)	(117)	1,005	(1,409)	419

Comprehensive Income (Loss)	$169	$435	$293	$541	$(48)	$215	$863	$(1,323)	$424

Earnings per common share:
Basic	$(0.01)	$0.19	$0.13	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00
Diluted	$(0.01)	$0.18	$0.12	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date:	May 15, 2005	by:	/s/ Harold G. Giomi

Harold G. Giomi
Chief Executive Officer

Date:	May 15, 2005	by:	/s/ Jack B. Buchold

Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)