Form 10-Q
period 2006-06-30
BANK HOLDINGS
filed 2006-08-14
CIK 1234383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is an Shell Company (as defined in Rule 12b-2 of the Act)

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value, 4,127,744 shares outstanding as of August 14, 2006

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unadudited)
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income/(Loss)
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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
Market Risk
Interest Rate Risk
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

Signatures
Exhibits

PART I – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2006 (1)	2005
ASSETS
Cash and due from banks	$20,388	$5,980
Liquid money market funds	1,347	8,500
Federal funds sold	2,355	27,791
Cash and cash equivalents	24,090	42,271
Securities available for sale, at fair value	17,212	19,512
Securities held to maturity, at amortized cost	72,615	64,309
Securities - trading, at market value	3,993	1,283
Other equity securities, at cost	2,988	2,067
Loans, gross	280,890	245,185
Allowance for loan losses	(3,004)	(2,655)
Deferred loan fees, net	(501)	(356)
Loans, net	277,385	242,174
Premises and equipment, net	3,039	2,863
Bank Owned Life Insurance	6,445	6,312
Intangible assets	5,820	500
Other assets	4,961	3,341
TOTAL ASSETS	$418,548	$384,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$40,001	$49,411
Interest bearing demand	6,787	7,825
Savings	114,347	2,382
Money Market	88,845	183,917
IRA’s	1,078	1,164
Time deposits < $100,000	53,609	53,730
Time deposits ≥ $100,000	37,599	39,769
Total deposits	342,266	338,198
Short term borrowed funds	22,000	—
Short term notes payable	265	—
Long term notes payable	265	—
Junior subordinated debt	15,464	15,464
Minority shareholder interest in subsidiaries	1,266	—
Accrued interest payable and other liabilities	3,837	2,268
Total Liabilities	385,363	355,930
Commitments and contingencies (Notes 1 and 8)

Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 3,449,004 issued and outstanding as of June 30, 2006 and 3,124,266 as of December 31, 2005	33	30
Surplus	34,156	30,431
Accumulated deficit	(560)	(1,205)
Accumulated other comprehensive loss	(444)	(554)
Total stockholders’ equity	33,185	28,702
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$418,548	$384,632

(1) The June 30, 2006 information is unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	For the Three-Month Period		For the Six Month Period
	Ended June 30, (1)		Ended June 30, (1)
	2006	2005	2006	2005

Interest income:
Federal funds sold and other	$219	$36	$345	$72
Debt securities, taxable	920	542	1,771	1,132
Debt securities, non-taxable	59	—	90	—
Dividends	23	35	50	40
Loans, including fees	5,695	3,251	10,844	5,986
Total interest and dividend income	6,916	3,864	13,100	7,230

Interest expense:
Deposits	2,810	1,377	5,450	2,488
Other borrowed funds, notes payable and debt	464	156	891	261
Total interest expense	3,274	1,533	6,341	2,749

Net interest income	3,642	2,331	6,759	4,481

Provision (recapture) for loan losses	(124)	186	349	400
Net interest income, after provision for loan losses	3,766	2,145	6,410	4,081

Non-interest income:
Service charges on deposit accounts	56	53	108	99
Other service charges, commissions and fees	36	48	69	86
Pre-underwriting fees	—	8	9	25
Income on bank owned life insurance	63	—	132	—
Exchange fee income	40	—	52	—
Unrealized gain (loss) on trading securities	53	(10)	101	(3)
Realized gain on sale of fixed assets	2	—	2	—
Realized gain (loss) on sale of investments, net	(1)	(2)	(3)	36
Total non-interest income	249	97	470	243

Non-interest expense:
Salaries and employee benefits	1,750	797	3,390	1,592
Occupancy and equipment	494	368	906	753
Data processing	195	214	384	444
Deposit servicing costs	76	66	145	121
Accounting, legal and tax	134	139	263	223
Other professional services	136	89	261	178
Telephone and data communications	58	40	102	72
Other	505	254	779	489
Total non-interest expense	3,348	1,967	6,230	3,872
Net income before income tax provision and minority shareholder allocation	667	275	650	452

Provision for income taxes	33	—	40	—

Loss attributable to minority shareholders	(35)	—	(35)	—

NET INCOME	$669	$275	$645	$452

Other comprehensive (loss) income, unrealized gain (loss) on securities available for sale	$(83)	$266	$110	$41
Comprehensive Income	$586	$541	$755	$493

Net earnings per share:
Basic	0.20	0.09	0.20	0.14
Diluted	0.19	0.08	0.19	0.13

(1) The period ending data for June 30, 2006 and 2005 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Six Month Periods ending June 30, 2005, December 31, 2005 and June 30, 2006 (1)

	Comprehensive Income/Loss	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/Loss	Total

Balance at December 31, 2004		2,972,330	$30	$30,326	$(2,617)	$(363)	$27,376

Stock options exercised		1,000	—	10	—	—	10

Net Income	$452	—	—	—	452	—	452

Compensation expense related to stock options		—	—	28	—	—	28

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period	77
Less reclassification adjustment for gains included in net income	(36)
Net unrealized holding gains	41		—	—	—	41	41
Comprehensive Income	$493

Balance at June 30, 2005		2,973,330	$30	$30,364	$(2,165)	$(322)	$27,907

Stock options exercised		1,000	—	10	—	—	10
Stock Dividend		149,936

Net Income	$960	—	—	—	960	—	960

Compensation expense related to stock options		—	—	57	—	—	57

Other comprehensive income:
Unrealized holding losses on securities available for sale arising during the period	(256)
Less reclassification adjustment for losses included in net income	24
Net unrealized holding losses	(232)		—	—	—	(232)	(232)
Comprehensive Income	$728

Balance at December 31, 2005		3,124,266	$30	$30,431	$(1,205)	$(554)	$28,702

Stock options exercised		1,000	—	10	—	—	10
Warrants exercised		323,738	3	3,386	—	—	3,389

Net Income	$645	—	—	—	645	—	645

Compensation expense related to stock options		—	—	329	—	—	329

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period	113
Less reclassification adjustment for losses included in net income	3
Net unrealized holding gains	110		—	—	—	110	110
Comprehensive Income	$755
Balance at June 30, 2006		3,449,004	$33	$34,156	$(560)	$(444)	$33,185

(1) The periods ending June 30, 2006 and 2005 are unaudited.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Six Months Ended
	June 30, (1)
	2006	2005

Cash flows from operating activities:
Net Income	$645	$452
Adjustments to reconcile net income to cash Provided by (used in) operating activities:
Provision for loan losses	349	400
Stock option compensation expense	329	28
Net amortization of securities	86	212
Depreciation	233	223
Unrealized (gain) loss on trading securities	(101)	3
Loss attributable to minority shareholders	(35)	—
Realized loss (gain) on sales of investments, net	3	(36)
Net change in:
Other assets and liabilities, net	(720)	93
Net cash provided by operating activities	789	1,335

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	3,514	71
Purchases	(1,340)	(167)
Activity in securities held to maturity:
Proceeds from maturities, prepayments and calls	8,241	6,427
Purchases	(16,626)	—
Activity of equity securities, net	(224)	28
Investment in non-bank subsidiaries, net	(3,280)	—
Additional investment in non-bank subsidiaries, net	(442)	—
Activity of trading securities, net	(2,709)	(40)
Increase in bank owned life insurance	(132)	—
Loan originations and principal collections, net	(35,560)	(40,754)
Purchases of premises and equipment	(409)	(277)
Net cash used in investing activities	(48,967)	(34,672)

Cash flows from financing activities:
Net increase in deposits	4,068	39,426
Net increase (decrease) in other borrowings	22,530	(2,500)
Proceeds from the exercise of stock warrants	3,389	—
Proceeds from the exercise of stock options	10	10
Net cash provided by financing activities	29,997	36,936

Net change in cash and cash equivalents	(18,181)	3,599

Cash and cash equivalents at beginning of the period	42,271	5,362
Cash and cash equivalents at end of the period	$24,090	$8,961

(1) The periods ending June 30, 2006 and 2005 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006

NOTE – 1 THE BUSINESS OF THE BANK HOLDINGS

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary Nevada Security Bank (“the Bank”). The Bank has four offices in northern Nevada and one in Roseville, California. The Roseville branch is separately branded as Silverado Bank.

The Company, during the first quarter of 2006 acquired two qualified intermediary companies Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and Granite Exchange, Inc. which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code. Rocky Mountain is located in Bozeman Montana, and Granite is headquartered in Roseville, California and has a location in Hawaii. Qualified intermediaries select the financial institution to hold the depositor accounts created as part of the exchange transactions. The exchange balances deposited into the Bank should increase the Bank’s core deposits, decrease the Bank’s loan to deposit ratio, decrease the Bank’s cost of funds, and support future loan growth. These subsidiaries have been consolidated on the Company’s books.

During November, 2005 the Company formed The Bank Holdings Statutory Trust I, a Connecticut statutory trust which was used to solely facilitate the issuance of variable rate capital trust pass through securities. The investment in the Statutory Trust is not consolidated, in accordance with FASB interpretation 46, and is accounted for under the equity method and included in other equity securities on the consolidated balance sheet.

These entities are collectively referred to herein as the Company. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

NOTE 2 – BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation

On July 9, 2003, the stockholders of Nevada Security Bank approved the exchange of their common stock in Nevada Security Bank for common stock in the newly formed holding company, The Bank Holdings. This transaction was consummated on August 29, 2003 and was accounted for at historical cost. Nevada Security Bank was organized on February 26, 2001 and opened for business on December 27, 2001. The consolidated financial statements include the accounts of The Bank Holdings and its wholly-owned subsidiaries, Nevada Security Bank and Rocky Mountain Exchange, and its majority owned subsidiary Granite Exchange. The Bank Holdings Statutory Trust I has not been consolidated. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying unaudited consolidated financial statements of the Bank Holdings and its majority-owned subsidiaries have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.

Operating results for the three and six month periods ended June 30, 20076 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2005 is from the audited financial statements at that date, but this document does not include all of the information and footnotes required by generally accepted accounting principals for complete annual financial statements. The interim financial information should be read in conjunction with the Company’s 2005 Annual Report on Form 10-KSB/A.

Analysis of certain interim financial information has been presented for both end-of-period and reporting period average balances. It is anticipated that for historical review, average balances may be more pertinent to eliminate seasonality, quarter-end growth anomalies, and computational rounding.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Operating Segment Information

We manage our operations and prepare management reports and other information with a primary focus on lines of business. As of June 30, 2006, we operated one bank located in two distinctive regional markets in two states, and two qualified intermediary companies in three distinct geographic areas. The operating segments are separated into parent, bank, and non-bank financial services. Such segment reporting eliminates transactions between noted operating areas, and the accounting policies of the individual segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

Table 12 presents selected operating segment information for the three months ended June 30, 2006 and 2005, as well as year to date results for the six months ended June 30, 2006 and 2005, respectively, as well.

Risk Factors

Forward-looking statements which involve The Bank Holdings’ (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

Although we believe that the anticipated results or other expectations reflected in our forward–looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a consequence actual results may differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to the following, as well as those discussed elsewhere herein:

•                  changes in the extensive laws, regulations and policies governing financial institution holding companies and their subsidiaries could alter our business environment or affect our operations;

•                  general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses or a reduced demand for credit or fee-based products and services;

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

•                  loss of key personnel, social or demographic displacements;

•                  concentrations of real estate loans could subject us to increased risk in the event of a real estate recession or natural disaster;

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

You should not place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events except to the extent required by federal securities laws. Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the 2005 Annual Report on Form 10-KSB/A of The Bank Holdings filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s internet site (http://www.sec.gov).

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, demand amounts due from banks (including cash items in the process of clearing), liquid money market funds and federal funds sold. Cash flows from loans, deposits, and proceeds from issuance of common stock are reported net.

The Company maintains amounts on account with other institutions which, at times, may exceed federally insured limits. A significant concentration exists with relation to deposits held at Pacific Coast Bankers’ Bank, the Bank’s primary correspondent bank. In addition, a significant concentration exists with relation to 1031 Exchange Deposits held at Countrywide Bank, one of the depositories used by the Company’s financial intermediary subsidiaries. The Company has not experienced any losses on such accounts.

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At June 30, 2006 and December 31, 2005 these reserve balances required amounted to approximately $962,000 and $1.0 million respectively.

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

Other Equity Securities

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of our outstanding home loans or 5% of advances from the FHLB. The recorded amount of the FHLB stock equals its fair value since the shares may only be redeemed by the FHLB at the $100 per share par value. The Company also has an investment in Pacific Coast Bankers’ Bancshares (PCBB) the holding company for its correspondent bank, to facilitate transactions between the two companies. The Bank also has a small equity investment in a CRA qualified project. In addition, the Company also has made equity investments in its financial intermediary subsidiaries.

Trading Account & Derivative Financial Instruments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meeting the financing needs of its customers and in connection with its interest rate risk management, investing and trading activities. The Company has an equity trading account in which upon occasion, written covered call options are used.

The Company’s “trading account” consists of specific equity investments that are carried at market value and are separately reported in Table 4, “Securities”. Unrealized gains and losses from this trading portfolio are included in earnings as non-interest income.

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

Other Derivative Financial Instruments

The Bank’s principal objective in holding derivative financial instruments is asset-liability management. The operation of the Bank is subject to a risk of interest rate fluctuations and therefore the Company pursues various asset-liability management strategies which include obtaining derivative financial instruments to mitigate the impact of interest rate fluctuations on the Company’s net interest margin. The Bank has recently placed one interest rate swap. The Company records its interest rate swap transactions using the short-cut method of accounting as allowed by SFAS No. 133, for swaps which qualify for such treatment. The Company’s current swap qualifies as a perfect hedge, and therefore no ineffectiveness is recognized in earnings. The changes in the fair value of the swap exactly offset the changes in the fair value of the loan due to changes in the LIBOR swap rate. The Company applies the interest differential of the swap to interest expense or income as appropriate. Should the loan or swap be terminated prior to expiry, all amounts associated with the adjustment in loan fair value will be recognized immediately in income.

Loans

The Company grants real estate, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate loans throughout northern Nevada and northern California. The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

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

Pre-underwriting fees

The Company has agreements with third parties under which the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party. These activities are primarily conducted in the Silverado Funding division, located in the Silverado Bank loan production office. The Company would be required to refund any fee paid, in the event of delinquency, default, or early payoff during the first six months of the loan term. Management records a liability equal to 100% of the fee at the date the fee is received, less any commissions, fees or incentives paid to individuals involved in the transaction. This liability is reduced ratably over the six month contingency period.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Therefore, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between tax financial statement carrying amounts and the basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date. During 2004 and prior periods, deferred tax assets were reduced by a valuation allowance. The valuation allowance was removed for 2005.

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, certain expenses that are not allowed as tax deductions, and tax credits.

Salary Continuation Plan

The Company has initiated action to provide certain key executives, or their designated beneficiaries, with annual benefits after retirement, until death. These benefits would be substantially equivalent to those available under split-dollar life insurance policies purchased by the Company on the lives of such key executives. The Company has accrued for these future benefits from the date of the plan. At the consolidated balance sheet date, the amount of accrued benefits equals the then present value of the benefits expected to be provided to the key executives or their beneficiaries, in exchange for the executive’s services to that date.

Reclassification

Various reclassifications have been made in the prior periods in order to be consistent with the presentation as of June 30, 2006. Further, certain captions have had minor revisions to more accurately reflect activities of the Company. There were no changes to previously reported shareholders’ equity or net income.

NOTE 3 – SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2006, the Company issued 323,378 shares of its $0.01 par value common stock from the exercise of warrants which were issued in the stock offering of March 2004. The exercise period for the warrants ended June 30, 2006. The Company received $3.389 million in proceeds from the exercise of the warrants. The cost associated with the exercise of the warrants was nominal.

NOTE 4 – SHARE BASED COMPENSATION

Stock Option Plan

The Company has a stock-based employee compensation plan, which is more fully described in NOTE 13 of The Company’s 2005 Annual Report on Form 10-KSB/A. On January 1, 2006 the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No 123(R), Accounting for Share Based Payments. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the implied service period (generally the vesting period). The Company previously accounted for stock-based awards to employees under the intrinsic value provisions of APB 25 in which no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The Company has adopted FAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six months ended June 30, 2006 includes: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and b) compensation cost for all share-based awards granted subsequent to January 1, 2006. The results for prior periods have not been restated.

The Company has adopted the 2002 Stock Option Plan (the “Plan”) under which options to acquire common stock of the Company may be granted to employees, officers, directors and others at the discretion of the Board of Directors. The Plan allows for the granting of incentive and non-qualifying stock options as those terms are defined in the Internal Revenue Code. The Plan, as amended at the shareholder’s 2004 Annual Meeting, authorizes that up to 20% of outstanding shares of common stock outstanding (subject to certain limits) may be provided. The Plan provides for the exercise price and term of each option to be determined by the Board at the date of grant, provided that no options shall have a term greater than 10 years. All stock options granted under the plan expire ten years after the date of grant.

	Quarter Ended June 30, 2006
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	582,010	13.68
Granted	—	—
Cancelled/Forfeited	—	—
Exercised	—	—
Options outstanding at end of period	582,010	13.68	$3,019,541	8 Years

Exercisable (vested) at end of period	481,340	12.92	$2,843,606	8 Years

	Six Months Ended June 30, 2006
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	488,985	12.79
Granted	94,600	18.24
Cancelled/Forfeited	525	15.02
Exercised	1,050	9.52
Options outstanding at end of period	582,010	13.68	$3,019,541	8 Years

Exercisable (vested) at end of period	481,340	12.92	$2,843,606	8 Years

Six Months Ended June 30, 2006
Weighted average grant-date fair value of stock options granted	$6.43
Total fair value of stock options vested	$2,372,471
Total intrinsic value of stock options exercised	$8,995

For the quarter and year to date periods ending June 30, 2006 the Company recognized $44,000 and $329,000 of compensation expense respectively, related to stock options and $14,000 and $47,000 of deferred tax benefits related to that compensation. As of the period ending June 30, 2006, there was $637,000 in unrecognized compensation expense related to non-vested stock options. This unrecognized compensation cost has a weighted average life of about 4 years. The Bank determines fair value at grant date using the Black-Scholes pricing model (1) that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend yield and the risk-free interest rate over the expected life of the option. The weighted average assumptions used in the pricing model are noted in the following table. For options granted after January 1, 2006, and valued in accordance with FAS 123(R), the Company expenses the fair value of the option in a straight line over the vesting period. The Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in the first six months of 2006, based on historical forfeiture experience, is approximately 3.85%. There were no options granted, forfeited or exercised during the quarter ending June 30, 2005.

Six Months Ended June 30, 2006
Risk free interest rate	5.09%
Expected dividend yield	0.0%
Expected life in years	7.0
Expected price volatility	21%

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

As stated previously, the Company has adopted SFAS No. 123(R) using the modified-prospective-transition method, and as such, the results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment of FASB Statement No. 123.

	Quarter Ending June 30, 2005	Six Months Ending June 30, 2005
Net Income:
As reported	$275	$452
Add: Stock-based employee compensation expense included in reported net income	14	28
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards	124	248
Pro-forma net income	$165	$232

Earnings per share
As reported
Basic	$0.09	$0.14
Diluted	$0.08	$0.13
Pro-forma
Basic	$0.05	$0.07
Diluted	$0.05	$0.07

NOTE 5 – COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Comprehensive income includes net income or loss and other comprehensive income or loss. The Company’s only source of other comprehensive income (loss) is derived from unrealized gains and losses on investment securities available for sale. Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in the net income of the current period that also had been included in other comprehensive income or loss as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period. The following table presents the reconciliation of transactions affecting Accumulated Other Comprehensive Income included in shareholders’ equity for the periods indicated.

The components of other comprehensive income are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Dollars in thousands)

Net Income	$669	$275	$645	$452
Unrealized holding (losses) gains on available-for-sale securities	(82)	264	113	77
Less: reclassification adjustment for losses (gains) realized in net income	1	2	3	(36)
Net unrealized holding gains (losses)	(83)	266	110	41
Comprehensive income	$586	$541	$755	$493

NOTE 6 – EARNINGS PER SHARE

Income per share for all periods presented in the unaudited Consolidated Statements of Operations and Comprehensive Income are computed based on the weighted average number of shares outstanding during each period. Options outstanding as of June 30, 2006 totaled 582,010 and there were no warrants outstanding on the same date. Warrants were exercisable during the period beginning March 23, 2006 and ending June 30, 2006. Unexercised warrants expired. The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Quarter Ending		Six Months Ending
	June 30,		June 30,
	2006	2005(1)	2006	2005(1)

Average number of common shares outstanding	3,280,466	3,121,108	3,203,363	3,121,027
Effect of dilutive options	114,216	122,998	115,519	138,933
Effect of dilutive warrants	71,761	125,075	104,610	134,079
Average number of common shares outstanding used to calculate diluted earnings per common share	3,466,443	3,369,181	3,423,492	3,394,039

Net income	$669	$275	$645	$452
Basic net income per share	$0.20	$0.09	$0.20	$0.14
Diluted net income per share	$0.19	$0.08	$0.19	$0.13

(1) Adjusted for 5% stock dividend declared December 28, 2005 and paid December 30, 2005.

NOTE 7 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $11.5 million. The interest charged on borrowings is determined by the lending institution at the time of the borrowing. These lines of credit are for short-term use, are unsecured and are renewed on an annual basis. There were no balances outstanding under these agreements at June 30, 2006, and December 31, 2005.

As part of the purchase price of the Company’s two new exchange intermediaries, the Company issued two notes payable in the amount of approximately $265,000 each, with one and two year maturities payable at prime. The Company also acquired debt due to another financial institution in the amount of $187,000 which was paid off during the second quarter. Total short term borrowed funds is approximately $265,000.

Other borrowed funds include $15.5 million of subordinated debentures. These debentures were issued by the Company and $4.2 million of such funds were invested in the Bank to maintain adequate capital levels in line with regulatory guidelines.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds. Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB. Under such agreements there were overnight advances of $22.0 million and $0.0 million outstanding as of June 30, 2006, and December 31, 2005, respectively. There was $67 million gross available from this source as of June 30, 2006 as compared to $64 million available as of December 31, 2005.

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

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the contracted amount of the company’s exposure to off-balance sheet credit commitment risk as of June 30, 2006 and December 31, 2005 is as follows:

	Contract Amount
	June 30,	December 31,
	2006	2005
	(Dollars in thousands)

Commitments to extend credit:
Secured	$73,718	$52,153
Unsecured	27,487	18,160
Unsecured consumer lines-of-credit	1,313	1,163
Standby letters-of-credit	411	293
	$102,929	$71.769

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

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters-of-credit have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.

In connection with standby letters-of-credit, the Bank recognizes the related commitment fee received from the third party as a liability at the inception of the guarantee pursuant to FASB Interpretation 45 (FIN 45) Initial Recognition and Measurement of the Liability for a Guarantor’s Obligations. Commitment fees where the likelihood of exercise of the commitment is remote are generally recognized as service fee income over the commitment period.

As of June 30, 2006 there were commitment fee obligations of less than $1,000 for the $411,000 standby letters-of-credit. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

Interest Rate Swap

During the second quarter of 2006 the Bank entered into an interest rate swap agreement for the purpose of minimizing interest rate fluctuations on its interest rate margin and equity. An interest rate swap is an agreement under which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. One interest rate swap was used by the Bank to convert a fixed rate loan to a floating rate loan, tied to the one month LIBOR index. This swap qualifies for treatment under the short-cut method of accounting as allowed by SFAS No. 133. This transaction is classified as a fair value hedge. This fair value hedge has a notional value of $2.0 million as of June 30, 2006.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California. The Company makes consumer loans to customers primarily in northern Nevada. At June 30, 2006 and December 31, 2005, real estate loans accounted for approximately 82% and 78%, respectively, of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take. Conversely, approximately 5% of total loans are unsecured. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economies in the areas the Company serves. The Company’s goal is to maintain a diversified loan portfolio which requires the loans to be well collateralized and supported by cash flows.

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

Statement 123(R) was effective for us at the start of 2006. As of the effective date, the Company has applied the Statement using the modified-prospective-transition method. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under FAS 123.

The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, one of which is our future compensation strategy. The pro forma compensation costs presented in this document and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

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

Interpretation No. 48 of FASB 109

The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109 “Accounting for Income Taxes”. This interpretation proscribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006.

SEC Adopts Changes in Rules Regarding Disclosure of Executive Compensation

The SEC adopted changes to rules regarding disclosure of executive and director compensation, related person transactions, director independence and other corporate governance matters, and security ownership of officers and directors. These changes affect disclosure in proxy statements, annual reports, and registration statements, as well as the current reporting of compensation arrangements. These changes become effective for Form 10-K, proxy’s and registration statements with fiscal years ending on or after December 15, 2006.

Summary

The list of recent accounting pronouncements noted above, while not an exhaustive list, includes those which we believe will, or may, have the greatest likelihood of application to the Company’s consolidated balance sheets and/or consolidated statements of income. We believe that adoption of these standards will not have a material impact on our financial condition or results of income, however, no absolute assurance can be given that this in fact, will occur.

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the six months ended June 30, 2006 and 2005, cash paid for interest expense on interest bearing liabilities was $6.4 million and $2.6 million, respectively. The Company paid $14,000 in state taxes during the period ending June 30, 2006 due to multi-state operations, and $1,600 during the same period ended June 30, 2005. There was no real estate acquired in the settlement of loans for the six month periods ending June 30, 2006 or 2005.

NOTE 11 – MERGER

On May 17, 2006 the Company announced the signing of a definitive agreement whereby The Bank Holdings would acquire NNB Holdings and their wholly owned subsidiary Northern Nevada Bank which would be merged into Nevada Security Bank. If the transaction had closed at March 31, 2006 the combined companies would have had assets of approximately $552 million with seven branches in northern Nevada and California combined. The merger is subject to shareholder and regulatory approval and is anticipated to be completed during the fourth quarter of 2006.

NOTE 12 – SUBSEQUENT EVENT

On August 1, 2006 the Company issued 678,740 shares of unregistered common stock at $17.00 per share for a total of $11.5 million under a private placement document. The shares will not be registered under the Securities Act of 1933 and, as such, the shares will be “restricted stock” as defined in Rule 144 of the Act and will bear a restrictive legend on transferability. The issuance was completed without underwriters or commissions or discounts and the securities sold were issued to accredited investors. Such proceeds are to be used in part to fund the cash portion of the merger consideration for the acquisition of NNB Holdings, Inc. If additional funds remain, they will be used for general corporate purposes.

Summary Selected Consolidated Financial Data

	Six Months Ended June 30,		Year Ended
	2006	2005 (5)	December 31, 2005
	(Dollars in thousands, except per share data)
Condensed Statement of Operations
Interest Income	$13,100	$7,230	$17,166
Interest Expense	6,341	2,749	7,344
Net Interest Income	6,759	4,481	9,822
Provision for Loan Losses	349	400	1,069
Non-interest income	470	243	772
Non-interest expense	6,230	3,872	8,823
Loss attributable to minority shareholders	(35)	—	—
Provision for income taxes (1)	40	—	(710)
Net Income	$645	$452	$1,412

Period End Data
Assets	418,548	284,544	384,632
Loans, gross	280,890	201,850	245,185
Securities	89,827	62,623	83,821
Deposits	342,266	227,767	338,198
Other borrowed funds	37,994	28,000	15,464
Shareholders’ Equity	33,185	27,907	28,702

Average Balance Sheet
Assets	391,145	263,197	293,580
Loans, gross	266,127	176,424	201,267
Securities	92,573	65,742	69,668
Deposits	325,825	216,196	245,322
Shareholders’ Equity	30,011	27,494	28,061

Asset Quality
Non-performing assets (2)	—	—	—
Allowance for loan loss	3,004	1,986	2,655
Net Charge-offs	—	—	—
Non-performing assets to total assets	—	—	—
Allowance for loan loss to loans	1.07%	0.98%	1.08%
Net Charge-offs to average loans	—	—	—

Per Common Share
Basic income per share	0.20	0.14	0.47
Diluted income per share	0.19	0.13	0.43
Book value per share	9.62	8.94	9.19
Period end common shares outstanding	3,448,004	3,121,997	3,124,266
Average shares outstanding - basic	3,203,363	3,121,027	2,974,104
Average shares outstanding - diluted	3,423,492	3,394,093	3,279,863

Financial Ratios (3)
Return on average assets	0.33%	0.35%	0.48%
Return on average equity	4.33%	3.32%	5.03%
Net interest margin (4)	3.62%	3.60%	3.49%
Tier 1 leverage capital ratio	8.39%	10.14%	10.06%

(1) The Company removed the valuation allowance against it’s deferred tax assets, and the Company incurred California franchise taxes on its Roseville operation.

(2) Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status, and other real estate owned. For all periods there are none.

(3) Calculations are annualized.

(4) Net interest income calculated on a fully-taxable equivalent basis divided by average interest-earning assets.

(5) Reflects 5% stock dividend declared on December 28, 2005 and paid on December 31, 2005.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decision and assessments, and have the greatest potential impact on the Company’s stated results of operations. We consider the following allowance for loan losses to be our critical accounting policy due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies. The Company has made no significant changes in its critical accounting policies and assumptions compared to the disclosures made in The Bank Holdings Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable charge-offs on loans deemed to be uncollectible based on continuous review of a variety of factors. These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors. The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis. Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above. Any such increase would adversely affect our results of operations. Our allowance for loan losses was $3.0 million and $2.0 million at June 30, 2006 and 2005, respectively. The provision for loan losses was a reversal of $124,000 for the quarter ended June 30, 2006 and $186,000 for the quarter ended June 30, 2005.

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on all loans, including certain loans which may have been classified as impaired. On an ongoing basis an independent loan review function reviews all new loans as well as “watch” and any classified loans to ensure the accuracy of the loan classifications. Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on any remaining loans are based on pools of similar loans using a combination of historical loss from the Bank and its peers. Table 8 sets forth the allocation of the allowance for loan losses as of June 30, 2006, and December 31, 2005.

OVERVIEW

The Company earns income from two primary sources; net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges on deposit accounts and other service charges, commissions and fees charged for other services provided, less the operating costs of providing the full range of banking and exchange services to our customers. Pre-underwriting loan fees, gains on sale of securities, exchange fees on real estate 1031 transactions and unrealized gains or losses on the Company’s trading account comprise other areas of non-interest income.

SUMMARY: Results of Operations – 2nd Quarter

Net income for the quarter ended June 30, 2006 was $669,000 as compared with net income of $275,000 for the quarter ended June 30, 2005. Basic and diluted earnings per share for the second quarter of 2006 was $0.20 and $0.19 compared with basic and diluted earnings per share of $0.09 and $0.08, respectively for the second quarter of 2005. The Company’s annualized return on average equity was 4.33% and annualized return on average assets was 0.33% for the quarter ended June 30, 2006, compared to a return on equity of 1.00% and return on assets of 0.10% for the quarter ended June 30, 2005. The primary drivers behind the variance in net income for the second quarter of 2006 relative to the second quarter of 2005 are as follows:

•                  Net interest income increased by $1.3 million, or 56% due an increase of $86.4 million in average outstanding loans and a twenty-eight basis point net interest margin gain.

•                  The Company recorded $63,000 increase in bank owned life insurance income and $40,000 in exchange fee income for the quarter. There were no such items realized for the comparable quarter in 2005.

•                  Unrealized gains on trading equities amounted to $53,000 for the quarter ending June 30, 2006 as compared to a loss of $10,000 for the same period in 2005.

•                  Salaries and benefits increased $953,000 or 120% as compared to the same period in 2005. These increases reflect the increase in FTE from period to period. Nearly one-third of the increase is related to premium costs of bank owned life insurance.

•                  Occupancy expense increased $126,000 or 34% largely due to the addition of another branch for June 30, 2006 as compared to June 30, 2005.

•                  Other operating expenses increased by a combined $302,000 or 38% primarily due to a $251,000 or 123% increase in other miscellaneous expenses.

Quarterly Average balances and rates are provided in Table 1.

SUMMARY: Results of Operations – YTD

Net income for the six months ended June 30, 2006 was $645,000 compared with net income of $452,000 for the same period in 2005. Basic and diluted income per share for the six months ended June 30, 2006 was $0.20 and $0.19 compared with $0.14 and $0.13 for the first six months of 2005. The Company’s annualized return on average equity was 4.33% and annualized return on average assets was 0.33% compared to a return on equity of 3.32% and return on assets of 0.35% for the six months ended June 30, 2005. The primary factors behind the variance in income between the first six months of 2005 and 2006 are as follows:

•                  Interest income increased by $5.9 million, or 81% due an increase of $121.0 million in average earning assets. Interest expense increased $3.6 million or 131% on an increase of $114.6 million in average interest bearing liabilities which resulted in a seven basis point net interest margin gain.

•                  The Company recorded $132,000 increase in bank owned life insurance income and $52,000 in exchange fee income for the first six months of 2006. There were no such items realized for the comparable period in 2005.

•                  Unrealized gains on trading equities amounted to $101,000 for the quarter ending June 30, 2006 as compared to a loss of $3,000 for the same period in 2005.

•                  Salaries and benefits increased $1.8 million or 113% as compared to the same period in 2005. These increases reflect the increase in FTE from period to period. Nearly 15% of the increase is related to premium costs of bank owned life insurance. Approximately 18% of the increase is due to FASB 123(R) salary expenses.

•                  Occupancy expense increased $153,000 or 20% largely due to the addition of another branch for June 30, 2006 as compared to June 30, 2005.

•                  All other operating expenses increased by a combined $407,000 or 27% primarily because of a $290,000 or 59% increase in these other operating expense categories.

YTD average balances and rates are provided in Table 1a.

SUMMARY: Financial Condition

The Company’s total assets were slightly over $419 million at June 30, 2006 an increase of $34 million or 9%, over total assets of $385 million at December 31, 2005. The most significant characteristics of and changes in the company’s balance sheet during the first six months of 2006 are outlined below:

•                  Gross loans increased $35.7 million or 15% ending the six month period at $280.9 million. The increase was mostly organic growth resulting from strong loan demand in our service area.

•                  Total deposits increased by $4.1 million or 1% during the six month period to $342.3 million. The reported distribution of savings and MMDA’s changed as the Company has transferred certain 1031 qualified intermediary deposits into the savings system from the MMDA system.

•                  Short term borrowings from FHLB increased by $22.0 million to fund growth.

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

Quarterly Analysis

Net interest income for the second quarter of 2006 was $3.6 million, an increase of $1.3 million or about 56.2% compared to the second quarter of 2005. This increase was primarily due to the increases in the volume of interest earning assets and interest bearing liabilities. Average earning assets increased $126.8 million or 48.8% for the quarter ended June 30, 2006 compared to $34.8 million or 15.5% for the same period in the prior year. Average loans increased by $16.0 million or 6.2% compared to the end of the first quarter 2006 primarily due to internal growth and participations purchased. Average gross loans as a percent of average earning assets was 70.9% and 72.2% for the quarters ended June 30, 2006 and 2005, respectively.

Continued quality loan growth has been the primary focus of the Bank. Although we have seen substantial gains in loan volumes over prior periods, the Bank has had few delinquencies and no loan losses to date. These increased loan volumes have been supported by deposit growth and borrowed funds.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 3.82% from 3.64% during the three months ended June, 2006 as compared to the same period in 2005, respectively, an increase of eighteen basis points or 5.0%.

The increase in the Company’s net interest margin is largely a result of increases in volumes of interest earning assets and interest bearing liabilities combined with rate increases. While earning asset growth was greater than the interest bearing liability growth, changes in the interest rate environment impacted both the asset and liability side of the balance sheet. The magnitude of the $126.8 million change in average earning asset volumes over the periods reported resulted in a $1.3 million change in the Company’s interest income, as noted in Table 2.

Second, however, the change in the mix of liability funding had a significant impact on the Company’s net interest margin. The Company issued subordinated debt of approximately $15.5 million and obtained debt during the acquisition of the exchange subsidiaries, while the Bank acquired brokered deposits of approximately $42.5 million. These liability sources had slightly higher temporary funding costs than customary core deposits. The deposits brought in by the Company’s qualified intermediaries should over time reduce the Bank’s deposit costs which could increase the Company’s net interest margin. The changes in liability mix coupled with the rising interest rate environment and the $113.4 million increase in average interest bearing liabilities over the period resulted in a $1.7 million change in the Company’s interest expense, as noted in Table 2.

YTD Analysis

Net interest income for the first six months of 2006 was $6.8 million, an increase of $2.3 million or about 50.8% compared to the same period of 2005. This increase was primarily due to the increases in the volume of interest earning assets and interest bearing liabilities. Average earning assets increased $125.5 million or 50.0% for the six months ended June 30, 2006 compared to $42.8 million or 20.6% for the same period in the prior year. Average loans outstanding increased by $89.7 million or 51% compared to the average loans for the same six month period ending in 2005 primarily due to internal growth and participations purchased. Average gross loans as a percent of average earning assets was 70.8% and 70.4% for the six months ended June 30, 2006 and 2005, respectively.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 3.62% from 3.60% during the six months ended June 30, 2006 as compared to the same period in 2005, respectively, an increase of five basis points or 1.49%.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined to be adequate by management to absorb losses inherent in the loan portfolio. This allowance is increased by the provision charged to income and by recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation. As discussed under “Critical Accounting Policies”, we believe that the methods we utilize to determine the allowance for loan losses constitute a critical accounting policy. Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management” there can be no assurance that we will not have to increase the amount of our historical provisions for loan losses in future periods. Please see Table 7.

Quarterly Analysis

We reversed prior provisions of $124,000 and we provided $186,000 in provisions for probable loan losses in the quarters ended June 30, 2006, and 2005, respectively. The Company had no non-accrual loans, nor charged-off loans, at June 30, 2006 or 2005. The Company had no 30 day or more past due loans as of June 30, 2006, and only two 30 day past due loans during the same period for 2005. The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit. This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense. The Company’s reserve for off-balance sheet commitments amounted to $323,000 and $197,000 at June 30, 2006 and 2005, respectively. The provision for the off-balance-sheet reserve was $88,000 and a reversal of $25,000 for the quarter ending June 30, 2006 and 2005, respectively. The Company continues to believe that although loan quality remains high, at some point we may experience delinquencies and potential loan charge-offs. For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

YTD Analysis

We provided $349,000 and $400,000 provisions for probable loan losses in the six months ended June 30, 2006, and 2005, respectively. The Company had no non-accrual loans, nor charged-off loans, at June 30, 2006 or 2005. The Company had no 30 day or more past due loans as of June 30, 2006, and only two 30 day past due loans during the same period for 2005. The Company also estimates an allowance for potential losses associated with off-balance-sheet commitments and standby letters of credit. This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense. The Company’s reserve for off-balance sheet commitments amounted to $323,000 and $197,000 at June 30, 2006 and 2005, respectively. The provision for the off-balance-sheet reserve was $99,000 and $56,000 for the six months ending June 30, 2006 and 2005, respectively. The Company continues to believe that although loan quality remains high, at some point we may experience delinquencies and potential loan charge-offs.

Non-interest Income

Quarterly Analysis

Second quarter non-interest income (excluding realized securities gains and losses) totaled $250,000, an increase of $151,000 or 151.5% from the same quarter of 2005. This increase was due to several factors. The Company had $63,000 of increases in the cash surrender value of bank owned life insurance, an asset that the Company did not have during the period ending June 30, 2005. The Company recorded $40,000 of exchange income from its newly acquired qualified intermediaries. The Company’s unrealized gains in trading securities were $53,000 an increase of $63,000 over the same period in 2005. Service charges on deposit accounts and other service charges, commissions and fees decreased $9,000 from the same period in 2005. The Company did not have any pre-underwriting fees on SBA loans during the quarter ended June 30, 2006 as compared to $8,000 for the quarter ending June 30, 2005.

During the second quarter of 2006 the Company recognized $1,000 in net losses from the call of a security. Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future. Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

YTD Analysis

Year to date non-interest income (excluding realized securities gains and losses) totaled $473,000, an increase of $266,000 or 128.5% from the first half of 2005. This increase was due to several factors. The Company had $132,000 of increases in the cash surrender value of bank owned life insurance, an asset that the Company did not have during the period ending June 30, 2005. The Company recorded $52,000 of exchange income from its newly acquired qualified intermediaries. The Company’s unrealized gains on the trading securities was $101,000 an increase of $104,000 over the same period in 2005. Service charges on deposit accounts and other service charges, commissions and fees decreased $9,000 from the same period in 2005. Pre-underwriting fees on SBA loans decreased $16,000 to $9,000 for the period ending June 30, 2006 over the same period in 2005.

During the six month period ending June 30, 2006 the Company sold or had called $466,000 in securities, recognizing $3,000 in net losses. Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future. Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $3.3 million and $2.0 million for the quarters ended June 30, 2006 and 2005, respectively, which represented an increase of approximately $1.3 million or 70.2%. Expense categories that increased the most include salaries and benefits, occupancy and other expenses. These increases were primarily driven by the implementation of FAS 123(R), additional staffing for new and anticipated branch offices in northern Nevada and northern California, and the addition of new facilities (the Bank’s fifth branch office, and the addition of two exchange company offices. The efficiency ratio was 86.0% and 81.0% for the quarters ended June 30, 2006 and 2005, respectively. For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended June 30, 2006 was $1.8 million, an increase of $953,000 or 120% from the same quarter 2005. Approximately 18% of this increase is due to the increase of compensation expense associated with the implementation of FASB 123(R) which amounted to $44,000 and premiums on bank owned life insurance of $129,000. The other increase in salaries and benefits was primarily due to additional employees being hired in anticipation of the new branch offices, along with payment for signing bonuses in this highly competitive personnel acquisition market. The full time equivalent (FTE) staffing level is 79 and 53 as of June 30, 2006 and 2005, respectively. Of this approximate 50% increase in staffing levels, about 10 personnel were added with the acquisition of the exchange companies. The remainder of the increase in personnel were added to support the new branch office, increases in the lending staff for the anticipated new branch openings for the northern Nevada and northern California markets. For the quarter ended June 30, 2006, such costs approximated 1.81% of average earning assets, as compared to 1.23% for the same period in 2005.

Occupancy and equipment expense amounted to $494,000 for the quarter ended June 30, 2006, an increase of $126,000 or 34.2% from the same quarter in 2005, primarily due to the increase in new facilities housing the subsidiary exchange company offices, and the addition of one new branch.

Data processing expenses amounted to $195,000 and $214,000 at June 30, 2006 and 2005 respectively, a $19,000 decrease or 9% over the second quarter 2005. The ongoing increases in IT infrastructure required to support new branches and operating subsidiaries during late 2005 and the first quarter of 2006 have been primarily reflected in additional salary and benefits, and occupancy costs, allowed the Company to expand without incurring significant additional costs.

Legal, accounting and tax expenses totaled $134,000 and $139,000 at June 30, 2006 and 2005 respectively, a decrease of $5,000 or 3.6% primarily due to professional costs associated with the acquisition of the exchange intermediary companies. Legal and accounting represent 0.14% of average earning assets as of June 30, 2006 compared with 0.22% for the same period in 2005.

Other professional services expense totaled $136,000 and $89,000 at June 30, 2006 and 2005, respectively, an increase of $47,000 or 53%. Approximately 50% of the increase was related to acquisition costs of the 1031 exchange companies, the remainder was due to the growth of the Company.

All other expenses amounted to $639,000 and $360,000, a $279,000 increase or 77.5% during the quarter ended June 30, 2006 as compared to 2005. These increases are primarily due to growth of the Company, costs related to the acquisition of the exchange companies, and the implementation of parent company director fees for the period ended June 30, 2006. For the quarter ended June 30, 2006 other expenses represented 0.80% of average earning assets, as compared to 0.70% for the same period of 2005.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

YTD Analysis

Non-interest expense was $6.2 million and $3.9 million for the six months ended June 30, 2006 and 2005, respectively, which represented an increase of approximately $2.4 million or 60.9%. Expense categories that increased the most include salaries and benefits, occupancy and other expenses. These increases were primarily driven by additional staffing, and the addition of new facilities (the Bank’s fifth branch office, and the addition of two exchange company offices). The efficiency ratio was 86.1% and 82.6% for the quarters ended June 30, 2006 and 2005, respectively. For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the YTD period ended June 30, 2006 was $3.4 million an increase of $1.8 million or 113% from the same period 2005. Approximately 42% of this increase is due to the increase of compensation expense associated with the implementation of FASB 123(R) which amounted to $329,000 and premiums on bank owned life insurance of $261,000. The other increase in salaries and benefits was primarily due to additional employees being hired in anticipation of the new branch offices, along with payment for signing bonuses, in this highly competitive personnel acquisition market. For the six months ended June 30, 2006, such costs approximated 1.82% of average earning assets, as compared to 1.28% for the same period in 2005.

Occupancy and equipment expense amounted to $906,000 for the quarter ended June 30, 2006, an increase of $153,000 or 20.3% from the same period in 2005, primarily due to the increase in new facilities housing the subsidiary exchange company offices, and the addition of one new branch.

Data processing expenses amounted to $384,000 and $444,000 at June 30, 2006 and 2005 respectively, a $60,000 decrease or 13.5% over the second quarter 2005. The ongoing increases in IT infrastructure required to support new branches and operating subsidiaries during late 2005 and the first quarter of 2006 have been primarily reflected in additional salary and benefits, occupancy costs, allowed the Company to expand without incurring additional significant costs.

The reserve for undisbursed loan commitments totaled $99,000 and $36,000 at June 30, 2006 and 2005 respectively, an increase of $63,000 or 175%. This increase reflects the growth in the outstanding unfunded loan commitments of the Company.

Legal, accounting and tax expenses totaled $263,000 and $223,000 at June 30, 2006 and 2005 respectively, an increase of $40,000 or 17.9% primarily due to professional costs associated with the acquisition of the exchange intermediary companies and the announced merger with Northern Nevada Bank. Legal and accounting represent 0.14% of average earning assets as of June 30, 2006 compared with 0.18% for the same period in 2005.

Other professional service expenses totaled $261,000 and $178,000 at June 30, 2006 and 2005 respectively, an increase of $83,000 or 46.6%. More than 50% of this increase is related to costs associated with the acquisition of the 1031 companies, the remainder is primarily due to the continued growth of the Company.

All other expenses amounted to $1.0 million and $682,000, a $318,000 increase or 46.6% during the six month period ended June 30, 2006 as compared to 2005. These increases are primarily due to growth of the Company, costs related to the acquisition of the exchange companies, and the implementation of parent company director fees for the period ended June 30, 2006. For the six months ended June 30, 2006 other expenses represented 0.69% of average earning assets, as compared to 0.69% for the same period of 2005.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Provision for Income Taxes

For the quarter ending June 30, 2006 the Company had a net provision for income taxes in the amount of $33,000. YTD the Company recorded a net provision for taxes in the amount of $40,000. During the same periods in 2005 the Company had a deferred tax valuation allowance and did not record a tax provision. The valuation allowance was removed during the fourth quarter of 2005.

Comprehensive Income

Quarterly Analysis

Our available for sale investment portfolio had net unrealized losses of $444,000 at June 30, 2006 and $554,000 at December 31, 2005. At June 30, 2006 the net unrealized loss net of deferred taxes represented 2.6% of securities available for sale. Comprehensive income differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale. However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”. We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid. The Company believes that the comprehensive loss reported in the financial statements are due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.

The Company’s other comprehensive loss was $83,000 during the quarter ended June 30, 2006 as compared to a comprehensive income of $266,000 during the quarter ended June 30, 2005. As financial rates increase over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio will continue to depreciate in value over the remainder of the year.

YTD Analysis

The Company’s other comprehensive income was $110,000 during the six month period ended June 30, 2006 as compared to $41,000 during the same period in 2005. As financial rates flatten over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio will continue to appreciate in value over the remainder of the year.

FINANCIAL CONDITION

Our consolidated total assets were $419 million and $385 million at June 30, 2006 and December 31, 2005, respectively. Total average assets were $391 million and $263 million for the six months ended June 30, 2006 and 2005, respectively. This change reflects the continuing growth of the Company.

Securities and Other Earning Assets

Quarterly Analysis

The securities portfolio was $89.8 million at June 30, 2006 and averaged $91.2 million during the second quarter of 2006 as compared to $62.6 million and an average of $64.2 million in the second quarter of 2005. The securities portfolio consists primarily of Mortgage-backed securities and U.S. Government agency securities. The average yield on investments was 4.39% for the quarter ended June 30, 2006 and 3.44% for the quarter ended June 30, 2005. Securities available for sale had a net unrealized loss of $444,000 at June 30, 2006 as compared to the net unrealized loss of $554,000 at December 31, 2005. These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity. Unrealized gains and losses are a component of “Comprehensive Income”. Please refer to Note 4 of the Notes to Consolidated Financial Statements for more information. The Company has $4.0 million in an equity trading portfolio which is being accounted for as trading securities. The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations. For the quarter ending June 30, 2006 the Company had unrealized gains of $53,000 from these trading equities as compared to a loss of $10,000 for the same period in 2005.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security. Generally the greater the duration of the security, the greater will be its percentage price volatility. The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates. The effective duration of the Bank’s investment securities portfolio at June 30, 2006 is 2.77, as compared with 2.03 as of June 30, 2005. At December 31, 2005 the portfolio’s effective duration was 2.38. The Company’s investment securities portfolio duration does not substantially differ from that of the Bank, since approximately 97% of the Company’s securities portfolio is held in the subsidiary bank.

The ratio of average total investments to average total assets was 27.99%, 27.3% and 26.4% at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

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

At June 30, 2006 debt securities have an aggregate depreciation of about 3.2% from the Company’s amortized cost basis as compared to 2.1% at December 31, 2005. In the available for sale portfolio twenty-eight securities have an unrealized loss as of June 30, 2006. In thirteen of those securities the unrealized loss has exceeded one year. There are one hundred and twenty-two securities in the held to maturity portfolio that have an unrealized loss as of June 30, 2006. For sixty-three of those securities, the loss has exceeded one year. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

YTD Analysis

The security portfolio was $89.8 million at June 30, 2006 and averaged $92.6 million during the six months ending June 30, 2006 as compared to $62.6 million and an average of $65.7 million in the second quarter of 2005. The securities portfolio consists primarily of Mortgage-backed securities and U.S. Government agency securities. The average yield on investments was 4.14% for the YTD period ended June 30, 2006 and 3.38% for the same period ended June 30, 2005. Securities available for sale had a net unrealized loss of $444,000 at June 30, 2006 as compared to the net unrealized loss of $554,000 at December 31, 2005. These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity. Unrealized gains and losses are a component of “Comprehensive Income”. Please refer to Note 4 of the Notes to Consolidated Financial Statements for more information. The Company has $4.0 million in an equity trading portfolio which is being accounted for as trading securities. The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations. For the YTD period ending June 30, 2006 the Company had unrealized gains of $101,000 from these trading equities as compared to a loss of $3,000 for the same period in 2005.

The ratio of average total investments to average total assets was 28.1%, 27.3% and 28.2% at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

Loans

Quarterly Analysis

Total gross loans amounted to $280.9 million, at June 30, 2006, $245.2 million at December 31, 2005, and $201.9 million at June 30, 2004, respectively. Gross loans averaged $274.0 million for the second quarter of 2006, an increase of $86.4 million or 46.0% from the average amount of such loans during the second quarter of 2005.

As noted in Table 6 “Composition of the Loan Portfolio”, commercial real estate loans amounted to $96.0 million and $97.5 million at June 30, 2006 and December 31, 2005, respectively. These loans decreased $1.5 million or 1.5% from the amount of such loans since year end December 31, 2005. Residential real estate loans increased $9 million, while construction and land development increased $31.0 million for a total increase of $40 million or 42.6% over December 31, 2005 balances. These increases are due to internal growth.

Commercial and industrial loans approximated $16.5 million and $15.9 million at June 30, 2006 and December 31, 2005, respectively. Commercial loans increased about $0.6 million or 3.8% over the balances at December 31, 2005. At June 30, 2006 the Company had $16.2 million outstanding of purchased USDA/SBA loans. These loans were acquired during the latter half of 2003 and the early part of 2004 to enhance the yield of the earning assets portfolio held by the Bank, and to assist in asset/liability planning activities.

Consumer loans amounted to $18.3 million and $19.9 million at June 30, 2006 and December 31, 2005, respectively. Consumer loans decreased $1.6 million or 8.0% from the balances outstanding as of December 31, 2005.

The ratio of average gross loans to average total assets for the quarter was 67.7% and 68.5% at June 30, 2006 and June 30, 2005, respectively.

YTD Analysis

Total gross loans amounted to $280.9 million, at June 30, 2006, $245.2 million at December 31, 2005, and $201.9 million at June 30, 2004, respectively. Gross loans averaged $266.1 million for the first half of 2006, an increase of $89.7 million or 50.8% from the average amount of such loans during the first half of 2005.

The ratio of average gross loans to average total assets for the first half was 38.0%, and 67.0% at June 30, 2006, and June 30, 2005, respectively. For the year ended December 31, 2005 it was 68.6%

Deposits

Total deposits were $342 million and $338 million as of June 30, 2006 and December 31, 2005 respectively, an increase of $4 million or 1.2%. Core deposits (deposits, excluding certificates of deposit greater than $100,000), have increased about $6.3 million or 2.1% since December 31, 2005. At year end, the Bank had one customer with $25 million in temporary deposits; those temporary deposits have since left the Bank. The ratio of gross loans to deposits was 82.1% and 72.5% at June 30, 2006 and December 31, 2005, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $40.0 million at June 30, 2006 and $49.4 million at December 31, 2005, respectively. Average non-interest bearing deposits totaled $38.3 million during the second quarter of 2006, which represented 11.5% of average total deposits and $32.0 million during the second quarter of 2005. This is an increase of $6.3 million or 19.7% for the 12 month period ending June 30, 2006. The increase in non-interest bearing deposits reflected growth in commercial and personal accounts.

Interest bearing deposits amounted to approximately $302.3 million and $288.8 million at June 30, 2006 and December 2005, respectively. Average interest-bearing deposits were $295.4 million, an increase of approximately $102.4 million during the quarter ended June 30, 2006, as compared to the average of $193.0 million in interest-bearing deposits during the quarter ended June 30, 2005.

Included in the deposit categories above are public deposits, which averaged $8.0 million as of June 30, 2006 and $2.8 million as of December 31, 2005. Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

YTD Analysis

Non-interest bearing deposits amounted to approximately $40.0 million at June 30, 2006 and $49.4 million at December 31, 2005, respectively. Average non-interest bearing deposits totaled $38.8 million during the first half of 2006, which represented 1.9% of average total deposits and $31.6 million during the first half of 2005. This is an increase of $7.2 million or 22.8% for the 12 month period ending June 30, 2006. The increase in non-interest bearing deposits reflected growth in commercial and personal accounts.

Average interest-bearing deposits were $287.0 million, an increase of approximately $102.4 million during the six months ended June 30, 2006, as compared to the average of $184.6 million in interest-bearing deposits during six months ended June 30, 2005.

Included in the deposit categories above are public deposits, which averaged $7.3 million for the year to date period ending as of June 30, 2006 and $2.8 million as of December 31, 2005. Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth. Short-term borrowings, which include federal funds purchased, other short term borrowings, and lease obligations, amounted to $22.0 million at June 30, 2006 and $0.0 million at December 31, 2005, respectively. The Company has available federal funds borrowing lines amounting to $11.5 million as of June 30, 2006. The Company has a Federal Home Loan Bank (FHLB) advance line of credit the amount of which is predicated on the value of collateral held. At June 30, the gross amount was about $67 million.

With the acquisition of the exchange companies, the Company acquired debt of $187,000 to another financial institution which was paid off during the second quarter. The Company also issued two notes payable of $265,000 each, due in one and two years. These notes are carried at prime and interest is payable at maturity.

Long term other borrowed funds includes FHLB advances, capital lease obligations and other debt with terms greater than one year.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Commitments to extend credit were $102.9 million at June 30, 2006 as compared to $71.8 million at December 31, 2005. These commitments represented about 37% and 29% of outstanding gross loans at each of the periods noted, respectively. The Company’s stand-by letters-of-credit totaled $411,000 as of June 30, 2006 and $293,000 at December 31, 2005.

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

Our real estate loan portfolio accounted for 81.9% of the total loan portfolio as of June 30, 2006 and 78.1% at December 31, 2005. This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial business loans accounted for 5.9% of the total loan portfolio as of June 30, 2006 as compared to 6.5% at December 31, 2005. Commercial business loans are generally made to small and medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the economy of our market area. Commercial loans consist primarily of loans secured by various pieces of equipment or machinery and other corporate assets including real property. SBA and USDA/SBA purchased loans outstanding were about $16.2 million and $18.0 million respectively, as of June 30, 2006 and December 31, 2005.

Consumer loans accounted for 6.5% of our total loan portfolio as of June 30, 2006 as compared to 8.1% at December 31, 2005.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which does not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. The Company had no nonperforming assets at June 30, 2006, December 31, 2005 or June 30, 2005, respectively.

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

We quantify and measure interest-rate exposure using an outsourced BankWare model to dynamically simulate net interest income under various interest rate scenarios over a 12 month period. Simulated scenarios include deliberately extreme interest rate “shocks” and more gradual interest rate “ramps”. Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, increases or decreases of product balances and the behavior of our deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be precisely determined. Complicating our efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of our assets and liabilities.

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

As of June 30, 2006 the Company had about $74 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash and collateralized borrowings. This represented approximately 22% of deposits. We believe that the level of our liquidity is sufficient to meet current and future funding requirements. Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At June 30, 2006, shareholders’ equity amounted to $33.2 million or approximately 8% of total assets. Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 10. As indicated in such table, we currently exceed all regulatory capital requirements.

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

THE BANK HOLDINGS AND SUBSIDIARIES

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

Part II – Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The Company believes there have been no significant changes in risk factors to the disclosures contained in The Bank Holdings Annual Report on Form 10-KSB/A for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

–   None

Item 3. Defaults Upon Senior Securities

–   not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

•                  On May 18, 2006 the Annual Meeting of Shareholders was held. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directorship as listed in the proxy statement, and all such nominees were duly elected pursuant to the vote of shareholders. The directors noted below were elected to serve a one year term. The votes tabulated were:

	Authority Given	Authority Withheld

Edward Allison	2,139,798	63,252
Marybel Batjer	2,128,888	74,162
Joseph Bourdeau	2,150,550	52,500
Edward Coppin	2,167,868	35,182
David A. Funk	2,176,800	26,250
Jesse Haw	2,187,710	15,340
Harold Giomi	2,176,460	26,590
Kelvin Moss	2,150,550	52,500
James Pfrommer	2,176,460	26,590

Item 5. Other Information

–                 None

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

THE BANK HOLDINGS

Date:	August 14, 2006	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date:	August 14, 2006	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)