Form 10-Q
period 2006-09-30
BANK HOLDINGS
filed 2006-11-14
CIK 1234383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Common stock, $0.01 par value, 4,126,764 shares outstanding as of November 1, 2006

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

Signatures
Exhibits

PART I – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2006 (1)	2005
ASSETS
Cash and due from banks	$23,611	$5,980
Liquid money market funds	—	8,500
Federal funds sold	4,505	27,791
Cash and cash equivalents	28,116	42,271
Securities available for sale, at fair value	18,304	19,512
Securities held to maturity, at amortized cost	77,864	64,309
Securities - trading, at market value	3,952	1,283
Other equity securities, at cost	3,608	2,067
Loans, gross	310,716	245,185
Allowance for loan losses	(3,251)	(2,655)
Deferred loan fees, net	(566)	(356)
Loans, net	306,899	242,174
Premises and equipment, net	3,004	2,863
Bank Owned Life Insurance	8,379	6,312
Intangible assets	5,820	500
Other assets	5,389	3,341
TOTAL ASSETS	$461,335	$384,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$49,523	$49,411
Interest bearing demand	5,972	7,825
Savings	124,558	2,382
Money Market	81,477	183,917
IRA’s	1,090	1,164
Time deposits < $100,000	53,617	53,730
Time deposits > $100,000	35,765	39,769
Total deposits	352,002	338,198
Short term borrowed funds	37,500	—
Short term notes payable	265	—
Long term notes payable	265	—
Junior subordinated debt	15,464	15,464
Minority shareholder interest in subsidiaries	1,268	—
Accrued interest payable and other liabilities	9,082	2,268
Total Liabilities	415,846	355,930
Commitments and contingencies (Notes 1 and 8)

Shareholders’ equity:

Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,126,764 issued and outstanding as of September 30, 2006 and 3,124,266 as of December 31, 2005	40	30
Surplus	45,733	30,431
Accumulated deficit	(26)	(1,205)
Accumulated other comprehensive loss	(258)	(554)
Total stockholders’ equity	45,489	28,702
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$461,335	$384,632

(1) The September 30, 2006 information is unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	For the Three-Month Period		For the nine Month Period
	Ended September 30, (1)		Ended September 30, (1)
	2006	2005	2006	2005
Interest income:
Federal funds sold and other	$324	$50	$669	$122
Debt securities, taxable	882	531	2,653	1,663
Debt securities, non-taxable	94	—	184	—
Dividends	61	21	111	61
Loans, including fees	6,375	4,041	17,219	10,027
Total interest and dividend income	7,736	4,643	20,836	11,873

Interest expense:
Deposits	3,343	1,830	8,793	4,318
Other borrowed funds, notes payable and debt	512	134	1,403	395
Total interest expense	3,855	1,964	10,196	4,713

Net interest income	3,881	2,679	10,640	7,160

Provision for loan losses	247	292	596	692
Net interest income, after provision for loan losses	3,634	2,387	10,044	6,468

Non-interest income:
Service charges on deposit accounts	56	51	164	150
Other service charges, commissions and fees	35	52	104	138
Pre-underwriting fees	—	—	9	25
Income on bank owned life insurance	63	232	195	232
Exchange fee income	237	—	289	—
Unrealized gain (loss) on trading securities	130	46	231	43
Realized gain on sale of fixed assets	—	5	2	5
Realized (loss) gain on the sale of investments, net	14	(10)	11	26
Total non-interest income	535	376	1,005	619

Non-interest expense:
Salaries and employee benefits	1,837	1,231	5,227	2,823
Occupancy and equipment	482	382	1,388	1,135
Data processing	250	155	634	599
Deposit servicing costs	82	69	227	190
Accounting, legal and tax	134	174	397	348
Other professional services	123	84	384	311
Telephone and data communications	49	47	151	119
Other	293	240	1,072	729
Total non-interest expense	3,250	2,382	9,480	6,254

Net income before income tax provision and minority shareholder allocation	919	381	1,569	833

Provision for income taxes	382	—	422	—

Gain/Loss attributable to minority shareholders	3	—	(32)	—

NET INCOME	$534	$381	$1,179	$833

Other comprehensive (loss) income, unrealized gain (loss) on securities available for sale	$186	$(88)	$296	$(47)
Comprehensive Income	$720	$293	$1 ,475	$786

Net earnings per share:
Basic	0.14	0.12	0.34	0.28
Diluted	0.13	0.11	0.32	0.24

(1) The period ending data for September 30, 2006 and 2005 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the nine Month Periods ending September 30, 2005, December 31, 2005 and September 30, 2006 (1)

	Comprehensive Income/Loss	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/Loss	Total

Balance at December 31, 2004		2,972,330	$30	$30,326	$(2,617)	$(363)	$27,376

Stock options exercised		2,000	—	20	—	—	20

Net Income	$833	—	—	—	833	—	833

Compensation expense related to stock options		—	—	41	—	—	41

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period	(21)
Less reclassification adjustment for gains included in net income	(26)
Net unrealized holding gains	(47)		—	—	—	(47)	(47)
Comprehensive Income	$786

Balance at September 30, 2005		2,974,330	$30	$30,387	$(1,784)	$(410)	$28,223

Stock options exercised			—	—	—	—	—
Stock Dividend		149,936

Net Income	$579	—	—	—	579	—	579

Compensation expense related to stock options		—	—	44	—	—	44

Other comprehensive income:
Unrealized holding losses on securities available for sale arising during the period	(158)
Less reclassification adjustment for losses included in net income	14
Net unrealized holding losses	(144)		—	—	—	(144)	(144)
Comprehensive Income	$435

Balance at December 31, 2005		3,124,266	$30	$30,431	$(1,205)	$(554)	$28,702

Stock options exercised		20	—	11	—	—	11
Warrants exercised		323,738	3	3,386	—	—	3,389
Private Placement		678,740	7	11,532			11,539

Net Income	$1,179	—	—	—	1,179	—	1,179

Compensation expense related to stock options		—	—	373	—	—	373

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period	307
Less reclassification adjustment for losses included in net income	(11)
Net unrealized holding gains	296		—	—	—	296	296
Comprehensive Income	$1,475

Balance at September 30, 2006		4,126,764	$40	$45,733	$(26)	$(258)	$45,489

(1) The periods ending September 30, 2006 and 2005 are unaudited.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30, (1)
	2006	2005
Cash flows from operating activities:
Net Income	$1,179	$833
Adjustments to reconcile net income to cash
Provided by (used in) operating activities:
Provision for loan losses	596	692
Stock option compensation expense	373	42
Net amortization of securities	126	312
Depreciation	393	363
Unrealized (gain) loss on trading securities	(231)	(43)
Loss attributable to minority shareholders	(32)	—
Realized loss (gain) on sales of investments, net	(11)	(26)
Net change in:
Other assets and liabilities, net	1,749	599
Net cash provided by operating activities	4,142	2,772

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	4,636	108
Purchases	(3,277)	(3,220)
Activity in securities held to maturity:
Proceeds from maturities, prepayments and calls	10,900	9,682
Purchases	(24,569)	(6,990)
Activity of equity securities, net	(320)	(87)
Investment in non-bank subsidiaries, net	(3,280)	—
Additional investment in non-bank subsidiaries, net	(442)	—
Activity of trading securities, net	(2,669)	(73)
Increase in bank owned life insurance	(195)	(232)
Loan originations and principal collections, net	(65,320)	(70,491)
Purchases of premises and equipment	(534)	(355)
Net cash used in investing activities	(85,070)	(71,658)

Cash flows from financing activities:
Net increase in deposits	13,804	82,591
Net increase (decrease) in other borrowings	38,030	(12,250)
Proceeds from the exercise of stock warrants	3,389	—
Proceeds from the private placement	11,539	—
Proceeds from the exercise of stock options	11	20
Net cash provided by financing activities	66,773	70,361

Net change in cash and cash equivalents	(14,155)	1,475

Cash and cash equivalents at beginning of the period	42,271	5,362
Cash and cash equivalents at end of the period	$28,116	$6,837

(1) The periods ending September 30, 2006 and 2005 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

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

The Company, during the first quarter of 2006 acquired two qualified intermediary companies Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and Granite Exchange, Inc. which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  Rocky Mountain is located in Bozeman Montana, and Granite is headquartered in Roseville, California and has a location in Hawaii and Las Vegas, Nevada.  Qualified intermediaries select the financial institution to hold the depositor accounts created as part of the exchange transactions.  The exchange balances deposited into the Bank should increase the Bank’s core deposits, decrease the Bank’s loan to deposit ratio, and support future loan growth.  These subsidiaries have been consolidated on the Company’s books.

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

Use of Estimates

The accompanying unaudited consolidated financial statements of the Bank Holding and its majority-owned subsidiaries have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.

Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2005 is from the audited financial statements at that date, but this document does not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  The interim financial information should be read in conjunction with the Company’s 2005 Annual Report on Form 10-KSB/A.

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

Operating Segment Information

We manage our operations and prepare management reports and other information with a primary focus on lines of business.  As of September 30, 2006, we operated one bank located in two distinctive regional markets in two states, and two qualified intermediary companies in four distinct geographic areas.  The operating segments are separated into parent, bank, and non-bank financial services.  Such segment reporting eliminates transactions between noted operating areas, and the accounting policies of the individual segments are the same as those of the Company.  Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.  Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

Table 12 presents selected operating segment information for the three months ended September 30, 2006 and 2005, as well as year to date results for the nine months ended September 30, 2006 and 2005, respectively.

Risk Factors

Forward-looking statements (which involve The Bank Holdings’ (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

Although we believe that the anticipated results or other expectations reflected in our forward—looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained.  Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a consequence actual results may differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from forward-looking statements include, but are not limited to the following, as well as those discussed elsewhere herein:

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

•                  competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non—banks, technological developments such as the internet, or bank regulatory reform;

•                  we operate in a competitive environment dominated by larger financial service providers which have lower cost structures and offer a wider panoply of services;

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

•                  acquisitions may result in large one—time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties;

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

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At September 30, 2006 and December 31, 2005 these reserve balances required amounted to approximately $1.2 million and $1.0 million respectively.

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

Other Equity Securities

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of our outstanding home loans or 5% of advances from the FHLB.  The recorded amount of the FHLB stock equals its fair value since the shares may only be redeemed by the FHLB at the $100 per share par value.  The Company also has an investment in Pacific Coast Bankers’ Bancshares (PCBB) the holding company for its correspondent bank, to facilitate transactions between the two companies.  The Bank also has a small equity investment in a CRA qualified project as well as a $500,000 investment in a newly chartered Nevada community bank.  These are considered passive investments of the Company.  In addition, the Company also has made equity investments in its financial intermediary subsidiaries.

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard, special mention or watch.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical peer bank loss experience adjusted for qualitative factors.

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

Reclassification

Various reclassifications may have been made in the prior periods in order to be consistent with the presentation as of September 30, 2006.  Further, certain captions may have had minor revisions to more accurately reflect activities of the Company.  There were no changes to previously reported shareholders’ equity or net income.

NOTE 3 – SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2006, the Company issued 323,738 shares of its $0.01 par value common stock from the exercise of warrants which were issued in the stock offering of March 2004.  The exercise period for the warrants ended June 30, 2006.  The Company received $3.389 million in proceeds from the exercise of the warrants.  The cost associated with the exercise of the warrants was nominal.  During the third quarter the Company issued 678,740 shares in a private placement and received proceeds of $11.5 million.  The proceeds of the private placement will be used in the acquisition of NNB Holdings and their wholly owned subsidiary Northern Nevada Bank.  These costs associated with the private placement were nominal.

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

The Company has adopted FAS 123(R) using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the nine months ended September 30, 2006 includes: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and b) compensation cost for all share-based awards granted subsequent to January 1, 2006.  The results for prior periods have not been restated.

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

	Quarter Ended September 30, 2006
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	582,010	13.68
Granted	—	—
Cancelled/Forfeited	80	18.24
Exercised	20	18.24
Options outstanding at end of period	581,910	13.68	$2,817,586	7 Years

Exercisable (vested) at end of period	489,300	12.93	$2,725,042	7 Years

	Nine Months Ended September 30, 2006
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	488,985	12.79
Granted	94,600	18.24
Cancelled/Forfeited	605	15.44
Exercised	1,070	9.69
Options outstanding at end of period	581,910	13.68	$2,817,586	7 Years

Exercisable (vested) at end of period	489,300	12.93	$2,725,042	7 Years

Nine Months Ended September 30, 2006
Weighted average grant-date fair value of stock options granted	$6.43
Total fair value of stock options vested	$2,423,175
Total intrinsic value of stock options exercised	$9,034

For the quarter and year to date periods ending September 30, 2006 the Company recognized $44,000 and $373,000 of compensation expense respectively, related to stock options and $47,000 of deferred tax benefits related to that compensation.  As of the period ending September 30, 2006, there was $637,000 in unrecognized compensation expense related to non-vested stock options.  This unrecognized compensation cost has a weighted average life of about 4 years.  The Bank determines fair value at grant date using the Black-Scholes pricing model (1) that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend yield and the risk-free interest rate over the expected life of the option.  The weighted average assumptions used in the pricing model are noted in the following table.  For options granted after January 1, 2006, and valued in accordance with FAS 123(R), the Company expenses the fair value of the option in a straight line over the vesting period.  The Company estimates forfeitures and only recognizes expense for those shares expected to vest.  The Company’s estimated forfeiture rate in the first nine months of 2006, based on historical forfeiture experience, is approximately 3.85%.  There were no options granted during the quarter ending September 30, 2006.  Twenty shares were exercised and eighty shares were forfeited during the quarter ended September 30, 2006.

Nine Months Ended September 30, 2006
Risk free interest rate	4.56%
Expected dividend yield	0.0%
Expected life in years	7.0
Expected price volatility	21%

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

	Quarter Ending September 30, 2005	Nine Months Ending September 30, 2005
Net Income:
As reported	$381	$833
Add: Stock-based employee compensation expense included in reported net income	14	42
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards	124	372
Pro-forma net income	$271	$503

Earnings per share
As reported
Basic	$0.12	$0.28
Diluted	$0.11	$0.24
Pro-forma
Basic	$0.09	$0.16
Diluted	$0.08	$0.15

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

The components of other comprehensive income are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Net Income	$534	$381	$1,179	$833
Unrealized holding (losses) gains on available-for-sale securities	199	(98)	307	(21)
Less: reclassification adjustment for losses (gains) realized in net income	(13)	10	(11)	(26)
Net unrealized holding gains (losses)	186	(88)	296	(47)
Comprehensive income	$720	$293	$1,475	$786

NOTE 6 – EARNINGS PER SHARE

Income per share for all periods presented in the unaudited Consolidated Statements of Operations and Comprehensive Income are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of September 30, 2006 totaled 581,910 and there were no warrants outstanding on the same date. Warrants were exercisable during the period beginning March 23, 2006 and ending June 30, 2006.  Unexercised warrants expired.  The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Quarter Ending		Nine Months Ending
	September 30,		September 30,
	2006	2005(1)	2006	2005(1)

Average number of common shares outstanding	3,921,034	3,122,658	3,444,544	3,121,578
Effect of dilutive options	119,992	154,725	116,972	143,968
Effect of dilutive warrants	—	143,430	69,857	137,336
Average number of common shares outstanding used to calculate diluted earnings per common share	4,041,026	3,420,813	3,631,373	3,402,882

Net income	$534	$381	$1,179	$833
Basic net income per share	$0.14	$0.12	$0.34	$0.28
Diluted net income per share	$0.13	$0.11	$0.32	$0.24

(1) Adjusted for 5% stock dividend declared December 28, 2005 and paid December 30, 2005.

NOTE 7 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $11.5 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There were no balances outstanding under these agreements at September 30, 2006, and December 31, 2005.

As part of the purchase price of the Company’s two new exchange intermediaries, the Company issued two notes payable in the amount of approximately $265,000 each, with one and two year maturities payable at prime.  The Company also acquired debt due to another financial institution in the amount of $187,000 which was paid off during the second quarter of 2006.  Total short term borrowed funds is approximately $265,000.

Other borrowed funds include $15.5 million of subordinated debentures.  These debentures were issued by the Company and $4.2 million of such funds were invested in the Bank to maintain adequate capital levels in line with regulatory guidelines.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  Under such agreements there were overnight advances of $37.5 million and $0.0 million outstanding as of September 30, 2006, and December 31, 2005, respectively.  There was $61 million gross available from this source as of September 30, 2006 as compared to $64 million available as of December 31, 2005.

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

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the contracted amount of the company’s exposure to off-balance sheet credit commitment risk as of September 30, 2006 and December 31, 2005 is as follows:

	Contract Amount
	September 30,	December 31,
	2006	2005
	(Dollars in thousands)

Commitments to extend credit:
Secured	$74,314	$52,153
Unsecured	25,762	18,160
Unsecured consumer lines-of-credit	1,779	1,163
Standby letters-of-credit	480	293
	$102,335	$71.769

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

As of September 30, 2006 there were commitment fee obligations of less than $1,000 for the $480,000 standby letters-of-credit. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

Interest Rate Swap

During the second quarter of 2006 the Bank entered into an interest rate swap agreement for the purpose of minimizing interest rate fluctuations on its interest rate margin and equity.  An interest rate swap is an agreement under which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index.  One interest rate swap was used by the Bank to convert a fixed rate loan to a floating rate loan, tied to the one month LIBOR index.  This swap qualifies for treatment under the short-cut method of accounting as allowed by SFAS No. 133.  This transaction is classified as a fair value hedge.  This fair value hedge has a notional value of $2.0 million as of September 30, 2006.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern Nevada.  At September 30, 2006 and December 31, 2005, real estate loans accounted for approximately 81% and 78%, respectively, of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take.  Conversely, approximately 5% of total loans are unsecured.  The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economies in the areas the Company serves.  The Company’s goal is to maintain a diversified loan portfolio which requires the loans to be well collateralized and supported by cash flows.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB 158

In September 2006, the FASB issued Statement of Accounting Standards No. 158 (“FAS 158”) Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106 and 132(R).  This statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  Public companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

FASB 157

In September 2006, the FASB issued Statement of Accounting Standards No. 157 (“FAS 157”) Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

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

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended September 30, 2006 and 2005, cash paid for interest expense on interest bearing liabilities was $10.5 million and $4.4 million, respectively.  The Company paid $30,000 in state taxes during the period ending September 30, 2006 due to multi-state operations, and $1,600 during the same period ended September 30, 2005.  There was no real estate acquired in the settlement of loans for the nine month periods ending September 30, 2006 or 2005.

NOTE 11 – SUBSEQUENT EVENT

On November 6, 2006 The Bank Holdings announced completion of the merger of NNB Holdings, Inc. with and into The Bank Holdings.  On May 17, 2006, The Bank Holdings and NNB Holdings, Inc. announced the signing for a definitive agreement with shareholders of both companies approving the acquisition on October 4, 2006.  Subsequently, all necessary regulatory approvals were granted.  In connection with the acquisition, Northern Nevada Bank, subsidiary of NNB Holdings, Inc. has also been merged with and into Nevada Security Bank, subsidiary of The Bank Holdings.

The Bank Holdings is paying $7.5 million in cash and will issue 1,426,208 shares of common stock to shareholders of NNB Holdings, Inc., resulting in a transaction value of approximately $27.6 million based upon the average closing price for the fifteen trading days ending on October 30, 2006.  Total consideration to be paid in the merger is $35.1 million and the exchange ratio is 1.87 shares of The Bank Holdings common stock for each share of NNB Holdings, Inc. common stock.  After adjusting for severance payments and merger expenses, the transaction value to NNB Holdings, Inc. shareholders is $36.22 per share.  NNB Holdings, Inc. shareholders will have the option of electing to receive newly issued shares of The Bank Holdings common stock, cash or a combination of common stock and cash subject to allocation and pro-ration provisions of the definitive agreement.   If elections to receive The Bank Holdings common stock exceed 1,426,208 shares or cash elections exceed $7.5 million, an allocation procedure will be applied and shareholders may receive a combination of cash and common stock shares.

The resulting company has total assets of approximately $610 million and total deposits of $480 million with seven branches in northern Nevada and northern California.  In conjunction with the acquisition, The Bank Holdings raised over $11 million from the sale of common stock to accredited investors in a private placement.

Summary Selected Consolidated Financial Data

	Nine Months Ended September 30,		Year Ended
	2006	2005 (5)	December 31, 2005
	(Dollars in thousands, except per share data)
Condensed Statement of Operations
Interest Income	$20,836	$11,873	$17,166
Interest Expense	10,196	4,713	7,344
Net Interest Income	10,640	7,160	9,822
Provision for Loan Losses	596	692	1,069
Non-interest income	1,005	619	772
Non-interest expense	9,480	6,244	8,823
Loss attributable to minority shareholders	(32)	—	—
Provision for income taxes (1)	422	10	(710)
Net Income	$1,179	$833	$1,412

Period End Data
Assets	461,335	318,922	384,632
Loans, gross	310,716	230,863	245,185
Securities	96,168	69,186	83,821
Deposits	352,002	270,932	338,198
Other borrowed funds	53,494	18,250	15,464
Shareholders’ Equity	45,489	28,223	28,702

Average Balance Sheet
Assets	412,153	275,298	293,580
Loans, gross	276,090	188,928	201,267
Securities	92,666	65,064	69,668
Deposits	335,440	229,385	245,322
Shareholders’ Equity	33,796	27,991	28,061

Asset Quality
Non-performing assets (2)	528	—	—
Allowance for loan loss	3,251	2,278	2,655
Net Charge-offs	—	—	—
Non-performing assets to total assets	0.11%	—	—
Allowance for loan loss to loans	1.05%	0.99%	1.08%
Net Charge-offs to average loans	—	—	—

Per Common Share
Basic income per share	0.34	0.28	0.47
Diluted income per share	0.32	0.24	0.43
Book value per share	11.02	9.49	9.19
Period end common shares outstanding	4,126,764	3,123,047	3,124,266
Average shares outstanding - basic	3,444,544	3,121,578	2,974,104
Average shares outstanding - diluted	3,631,373	3,402,882	3,279,863

Financial Ratios (3)
Return on average assets	0.38%	.040%	0.48%
Return on average equity	4.66%	3.98%	5.03%
Net interest margin (4)	3.64%	3.64%	3.49%
Tier 1 leverage capital ratio	12.00%	9.42%	10.06%

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Critical accounting policies are those that involve the most complex and subjective decision and assessments, and have the greatest potential impact on the Company’s stated results of operations.  We consider the following allowance for loan losses to be our critical accounting policy due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.  The Company has made no substantive changes in its critical accounting policies and assumptions compared to the disclosures made in The Bank Holdings Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable charge-offs on loans deemed to be uncollectible based on continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $3.3 million and $2.3 million at September 30, 2006 and 2005, respectively. The provision for loan losses was $247,000 for the quarter ended September 30, 2006 and $292,000 for the quarter ended September 30, 2005.

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on all loans, including certain loans which may have been classified as impaired.  On an ongoing basis an independent loan review function reviews all new loans as well as “watch” and any classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on any remaining loans are based on pools of similar loans using a combination of historical loss from the Bank and its peers.  Table 8 sets forth the allocation of the allowance for loan losses as of September 30, 2006, and December 31, 2005.

OVERVIEW

The Company earns income from two primary sources; net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges on deposit accounts and other service charges, commissions and fees charged for other services provided, less the operating costs of providing the full range of banking and exchange services to our customers.  Pre-underwriting loan fees, gains on sale of securities, exchange fees on real estate 1031 transactions, increase in cash surrender value of bank owned life insurance and unrealized gains or losses on the Company’s trading account comprise other areas of non-interest income.

SUMMARY: Results of Operations – 3rd Quarter

Net income for the quarter ended September 30, 2006 was $534,000 as compared with net income of $381,000 for the quarter ended September 30, 2005.  Basic and diluted earnings per share for the third quarter of 2006 was $0.14 and $0.13 compared with basic and diluted earnings per share of $0.12 and $0.11, respectively for the third quarter of 2005.  The Company’s quarterly return on average equity was 1.74% and quarterly return on average assets was 0.16% for the quarter ended September 30, 2006, compared to a return on equity of 1.32% and return on assets of 0.13% for the quarter ended September 30, 2005.  The primary drivers behind the variance in net income for the third quarter of 2006 relative to the third quarter of 2005 are as follows:

•                  Net interest income increased by $1.2 million, or 45% due primarily to an increase of $82 million in average outstanding loans.

•                  The Company recorded 237,000 in 1031 exchange fee income for the quarter and there was no such item as of 2005.

•                  Unrealized gains on trading equities amounted to $130,000 for the quarter ending September 30, 2006 as compared to $46,000 for the same period in 2005.

•                  The Company recognized $63,000 increase in cash surrender value of bank owned life insurance as compared to $232,000 for the quarter ending September 30, 2005.  The plan documents were finalized during the third quarter of 2005 and the entire year’s income was booked at that time.

•                  Salaries and benefits increased $606,000 or 49% as compared to the same period in 2005.  These increases reflect the increases in FTE from period to period.

•                  Occupancy expense increased $100,000 or 26% largely due to the addition of another branch and the 1031 operating companies for September 30, 2006 as compared to September 30, 2005.

•                  Data processing expenses increased by $95,000 or 61% primarily due to the new branch which opened this year, the pending new branch to open during the fourth quarter of this year and activity related to the pending merger this year as compared to the same period in 2005.

Quarterly Average balances and rates are provided in Table 1.

SUMMARY: Results of Operations – YTD

Net income for the nine months ended September 30, 2006 was $1.179 million compared with net income of $833,000 for the same period in 2005.  Basic and diluted income per share for the nine months ended September 30, 2006 was $0.34 and $0.32 compared with $0.28 and $0.24 for the first nine months of 2005.  The Company’s annualized return on average equity was 4.66% and annualized return on average assets was 0.38% compared to a return on equity of 3.98% and return on assets of 0.40% for the nine months ended September 30, 2005.  The primary factors behind the variance in income between the first nine months of 2005 and 2006 are as follows:

•                  Interest income increased by $9 million, or 75% due an increase of $129 million in average earning assets.  Interest expense increased $5.5 million or 116% on an increase of $116 million in average interest bearing liabilities which resulted in the net interest margin remaining unchanged.

•                  The Company recorded $289,000 of exchange fee income for the nine months ending September 30, 2006 while there was no such income realized in the comparable period.

•                  The Company recorded $195,000 increase in bank owned life insurance income as compared to $232,000 for the same period in 2005.

•                  Unrealized gains on trading equities amounted to $231,000 for the nine months ending September 30, 2006 as compared to $43,000 for the same period in 2005.

•                  Salaries and benefits increased $2.4 million or 85% as compared to the same period in 2005.  These increases reflect the increase in FTE from 53 to 79 over period to period. In addition, approximately 16% of the increase is due to FASB 123(R) salary expenses.

•                  Occupancy expense increased $253,000 or 22% largely due to the addition of another branch, and a pending new branch at September 30, 2006 as compared to September 30, 2005.

•                  All other operating expenses increased by a combined $569,000 or 25% primarily due the continued growth of the Company.

YTD average balances and rates are provided in Table 1a.

SUMMARY: Financial Condition

The Company’s total assets were slightly over $461 million at September 30, 2006 an increase of $77 million or 20%, over total assets of $385 million at December 31, 2005.  The most significant characteristics of and changes in the company’s balance sheet during the first nine months of 2006 are outlined below:

•                  For the nine months ended September 30, 2006 cash and cash equivalents decreased $14 million from December 31, 2005.

•                  For the nine months ended September 30, 2006 all investments have increased $17 million.  About $10 million of the increase has been in tax-exempt municipal securities.

•                  Gross loans increased $66 million or 27% ending the nine month period at $311 million.  The increase was mostly organic growth resulting from strong loan demand in our service areas.

•                  Other non-interest earning assets increased $10 million in the nine months ending September 30, 2006.  The acquisition of the financial intermediaries and an increase in bank owned life insurance accounted for $7 million of this increase.

•                  Total deposits increased by $14 million or 4% during the nine month period to $352 million.  The reported distribution of savings and MMDA’s changed as the Company has transferred certain qualified intermediary deposits into the savings system from the MMDA system.

•                  Short term borrowings from FHLB increased by $38 million to fund growth.  The Company also acquired debt in the amount of $530,000 with the acquisition of the two exchange companies.

•                  Accrued interest and other liabilities for the nine months ending September 30, 2006 increased $7 million.

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

Quarterly Analysis

Net interest income for the third quarter of 2006 was $3.8 million, an increase of $1.2 million or about 44.9% compared to the third quarter of 2005.  This increase was primarily due to the increases in the volume of interest earning assets.  Average earning assets increased $132.1 million or 46.5% for the quarter ended September 30, 2006 compared to $49.1 million or 20.9% for the same period in the prior year. Average loans increased by $21.6 million or 7.9% during the third quarter of 2006 compared to $25.8 million or 13.8% for the third quarter 2005. The growth for both periods was primarily due to internal growth and participations purchased. Average gross loans as a percent of average earning assets was 71.1% and 75.2% for the quarters ended September 30, 2006 and 2005, respectively.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased to 3.70% from 3.74% during the three months ended September, 2006 as compared to the same period in 2005, respectively, a decrease of four basis points or 1.1%.

The decrease in the Company’s net interest margin is largely a result of increases in volumes of interest earning assets and interest bearing liabilities rate and rate/volume mix increases.  While earning asset growth was greater than the interest bearing liability growth, changes in the interest rate environment impacted both the asset and liability side of the balance sheet.  The magnitude of the $132.1 million change in average earning asset volumes over the periods reported resulted in a $1.2 million change in the Company’s interest income, as noted in Table 2.

Second, however, the change in the mix of liability funding had a significant impact on the Company’s net interest margin.  The Company issued subordinated debt of approximately $15.5 million and obtained debt during the acquisition of the exchange subsidiaries, while the Bank acquired brokered deposits of approximately $42.5 million.  These liability sources had slightly higher temporary funding costs than customary core deposits.  The changes in liability mix coupled with the rising interest rate environment and the $112.6 million increase in average interest bearing liabilities over the period resulted in a $1.9 million change in the Company’s interest expense, as noted in Table 2.

YTD Analysis

Net interest income for the first nine months of 2006 was $10.6 million, an increase of $3.5 million or about 48.6% compared to the same period of 2005.  This increase was primarily due to the increases in the volume of interest earning assets and interest bearing liabilities.  Average earning assets increased $128.8 million or 49.1% for the nine months ended September 30, 2006 compared to $45.1 million or 20.8% for the same period in the prior year. Average loans outstanding increased by $87.2 million or 46.1% compared to the average loans for the same nine month period ending in 2005 primarily due to internal growth and participations purchased. Average gross loans as a percent of average earning assets was 70.6% and 72.1% for the nine months ended September 30, 2006 and 2005, respectively.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, remained unchanged at 3.64% during the nine months ended September 30, 2006 as compared to the same period in 2005.

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

Quarterly Analysis

We provided $247,000 and $292,000 for probable loan losses in the quarters ended September 30, 2006, and 2005, respectively.  The Company had two non-accrual loans at the end of the quarter 2006, and none at any time prior.  The Company does not have any charged-off loans, at September 30, 2006 or 2005.  The Company had two 30 day or more past due loans as of September 30, 2006, and none during the same period of 2005.  The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit.  This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.  The provision for the off-balance-sheet reserve reflected a reduction of $37,000 and a provision of $32,000 for the quarters ending September 30, 2006 and 2005, respectively.  The Company continues to believe that although loan quality remains high, at some point we may experience delinquencies and potential loan charge-offs.  For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

YTD Analysis

We provided $596,000 and $692,000 provisions for probable loan losses in the nine months ended September 30, 2006, and 2005, respectively.  The Company had two non-accrual loans at September 30, 2006 and none in any prior periods.  The Company had no charged-off loans, at September 30, 2006 or 2005.  The Company had two 30 day or more past due loans as of September 30, 2006, and none during the same period for 2005.  The Company also estimates an allowance for potential losses associated with off-balance-sheet commitments and standby letters of credit.  This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.  The Company’s reserve for off-balance sheet commitments amounted to $286,000 and $229,000 at September 30, 2006 and 2005, respectively.  The provision for the off-balance-sheet reserve was $62,000 and $68,000 for the nine months ending September 30, 2006 and 2005, respectively.  The Company continues to believe that although loan quality remains high, at some point we may experience a greater number of delinquencies and potential loan charge-offs.

Non-interest Income

Quarterly Analysis

Third quarter non-interest income (excluding realized securities gains and losses) totaled $521,000, an increase of $135,000 or 35.0% from the same quarter of 2005.  This increase was due to several factors.  The Company recorded $237,000 of exchange income from its newly acquired qualified intermediaries, while the Company’s unrealized gains in trading securities were $130,000; an increase of $84,000 over the same period in 2005.

The Company, during the three months ended September 30, 2006, had a $63,000 increase in the cash surrender value of its bank owned life insurance.  The same period in 2005 reported an increase of $232,000 which was the increase in value from the inception of the policies and recorded in the third quarter. Service charges on deposit accounts and other service charges, commissions and fees decreased $12,000 from the same period in 2005.

During the third quarter of 2006 the Company recognized $14,000 in net gains from the sales of securities.  Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

YTD Analysis

Year to date non-interest income (excluding realized securities gains and losses) totaled $994,000, an increase of $401,000 or 67.6% from the nine month period of 2005.  This increase was due to several factors, the primary being $289,000 of exchange income from its newly acquired qualified intermediaries.   The Company’s unrealized gain on trading securities was $231,000 at September 30, 2006 an increase of $188,000 over the same period in 2005.

The Company had $195,000 of increases in the cash surrender value of bank owned life insurance, as compared to $232,000 for the same period in 2005.  Service charges on deposit accounts and other service charges, commissions and fees decreased $20,000 from the same period in 2005.  Pre-underwriting fees on SBA loans decreased $16,000 to $9,000 for the period ending September 30, 2006 over the same period in 2005.

During the nine month period ending September 30, 2006 the Company sold or had called $955,000 in securities, recognizing $11,000 in net gains.  Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $3.3 million and $2.4 million for the quarters ended September 30, 2006 and 2005, respectively, which represented an increase of approximately $0.9 million or 36.4%.  Expense categories that increased the most include salaries and benefits, occupancy and data processing expenses.  These increases were primarily driven by the implementation of FAS 123(R), additional staffing for new and anticipated branch offices in northern Nevada and northern California, and the addition of new facilities (the Bank’s fifth branch office, and the addition of two exchange company offices.  The efficiency ratio was 73.8% and 77.8% for the quarters ended September 30, 2006 and 2005, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended September 30, 2006 was $1.8 million, an increase of $606,000 or 49.2% from the same quarter 2005.  Approximately 7% of this increase is due to the increase of compensation expense associated with the implementation of FASB 123(R) which amounted to $44,000.  The other increase in salaries and benefits was primarily due to additional employees being hired in anticipation of the new branch offices, along with payment for signing bonuses in this highly competitive personnel acquisition market.  The full time equivalent (FTE) staffing level is 79 and was 53 as of September 30, 2006 and 2005, respectively an increase of 49.1%.  Of this increase in staffing levels, 10 individuals were added with the acquisition of the exchange companies.  The remainder of the increase in personnel was added to support the new branch office, increases in the lending staff for the anticipated new branch openings for the northern Nevada and northern California markets.  For the quarter ended September 30, 2006, such costs approximated 1.75% of average earning assets, as compared to 1.72% for the same period in 2005.

Occupancy and equipment expense amounted to $482,000 for the quarter ended September 30, 2006, an increase of $100,000 or 26.2% from the same quarter in 2005, primarily due to the increase in new facilities housing the subsidiary exchange company offices, and the addition of one new branch.  Occupancy expenses for the quarter ended September 30, 2006 approximated 0.46% of average earning assets, as compared to 0.53% for the same period in 2005.

Data processing expenses amounted to $250,000 and $155,000 for the quarter ending September 30, 2006 and 2005 respectively, a $95,000 increase or 61.3% over the third quarter 2005.  The ongoing increases in IT infrastructure have been required to support the new branches and prepare for the addition of two more branches and staff personnel from the pending bank merger.  Data processing expenses amounted to 0.24% and 0.22% of average earning assets for the quarters ending September 30, 2006 and 2005, respectively.

Legal, accounting and tax expenses totaled $134,000 and $174,000 at September 30, 2006 and 2005 respectively, a decrease of $40,000 or 23.0% primarily.  Legal and accounting represent 0.13% of average earning assets as of September 30, 2006 compared with 0.24% for the same period in 2005.

Other professional services expense totaled $123,000 and $84,000 at September 30, 2006 and 2005, respectively, an increase of $39,000 or 46.4%.

All other expenses amounted to $424,000 and $356,000, a $68,000 increase or 19.1% during the quarter ended September 30, 2006 as compared to 2005.  These increases are primarily due to growth of the Company, costs related to the acquisition of the exchange companies, and the implementation of parent company director fees for the period ended September 30, 2006.  For the quarter ended September 30, 2006 other expenses represented 0.52% of average earning assets, as compared to 0.62% for the same period of 2005.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

YTD Analysis

Non-interest expense was $9.5 million and $6.3 million for the nine months ended September 30, 2006 and 2005, respectively, which represented an increase of approximately $3.2 million or 51.6%.  Expense categories that increased the most include salaries and benefits, occupancy and other expenses.  These increases were primarily driven by additional staffing, and the addition of new facilities (the Bank’s fifth branch office, and the addition of two exchange company offices).  The efficiency ratio was 81.5% and 80.7% for the nine months ended September 30, 2006 and 2005, respectively.  Total non-interest expenses for the nine months ended September 30, 2006 and 2005, were 3.24% and 3.20% of average earnings assets, respectively, an increase of 1.3% year over year.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the YTD period ended September 30, 2006 was $5.2 million an increase of $2.4 million or 85.2% from the same period 2005.  Approximately 15.6% of this increase is due to the increase of compensation expense associated with the implementation of FASB 123(R) which amounted to $373,000.  The other increase in salaries and benefits was primarily due to an almost 50% increase in staffing for new branch and exchange offices.  For the nine months ended September 30, 2006, such costs approximated 1.79% of average earning assets, as compared to 1.44% for the same period in 2005.

Occupancy and equipment expense amounted to $1.4 million for the nine months ended September 30, 2006, an increase of $253,000 or 22.3% from the same period in 2005, primarily due to the increase in new facilities housing the subsidiary exchange company offices, and the addition of one new branch.  Occupancy expenses for the nine months ended September 30, 2006 approximated 0.47% of average earning assets, as compared to 0.58% for the same period in 2005.

Data processing expenses amounted to $634,000 and $599,000 for the nine months ended September 30, 2006 and 2005 respectively, a $35,000 increase or 5.8% over the nine months of 2005.  The ongoing increases in IT infrastructure have been required to support new branches, acquired operating subsidiaries and the pending merger with NNB Holdings.  Data processing expenses amounted to 0.22% and 0.31% of average earning assets for the quarters ending September 30, 2006 and 2005, respectively.

Legal, accounting and tax expenses totaled $397,000 and $348,000 for the nine months ending September 30, 2006 and 2005 respectively, an increase of $49,000 or 14.1% primarily due to professional costs associated with the acquisition of the exchange intermediary companies and the announced merger with Northern Nevada Bank.  Legal and accounting represent 0.14% of average earning assets as of September 30, 2006 compared with 0.18% for the same nine month period in 2005.

Other professional service expenses totaled $384,000 and $311,000 for the nine months ended September 30, 2006 and 2005 respectively, an increase of $73,000 or 23.5%.  More than 50% of this increase is related to costs associated with the acquisition of the 1031 companies, the remainder is primarily due to the continued growth of the Company.

All other expenses amounted to $1.5 million and $1.1 million, a $412,000 increase or 39.7% during the nine month period ended September 30, 2006 as compared to 2005.  These increases are primarily due to growth of the Company, costs related to the acquisition of the exchange companies, and the implementation of parent company director fees for the period ended September 30, 2006.  For the nine months ended September 30, 2006 other expenses represented 0.63% of average earning assets, as compared to 0.69% for the same period of 2005.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Provision for Income Taxes

For the quarter ending September 30, 2006 the Company had a net provision for income taxes in the amount of $382,000 and none for the same period in 2005.  YTD the Company recorded a net provision for taxes in the amount of $422,000.  During the same periods in 2005 the Company had a deferred tax valuation allowance and did not record a tax provision.  The valuation allowance was removed during the fourth quarter of 2005.

Comprehensive Income

Quarterly Analysis

Our available for sale investment portfolio had net unrealized losses of $258,000 at September 30, 2006 and $554,000 at December 31, 2005.  At September 30, 2006 the net unrealized loss net of deferred taxes represented 1.4% of securities available for sale.  Comprehensive income differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive loss reported in the financial statements are due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.

The Company’s other comprehensive income was $186,000 during the quarter ended September 30, 2006 as compared to a comprehensive loss of $88,000 during the quarter ended September 30, 2005.  As financial rates flatten over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio may depreciate in value over the remainder of the year.

YTD Analysis

The Company’s other comprehensive income was $296,000 during the nine month period ended September 30, 2006 as compared to a comprehensive loss of $47,000 during the same period in 2005.  As financial rates flatten over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio may depreciate in value over the remainder of the year and into 2007.

FINANCIAL CONDITION

Our consolidated total assets were $461 million and $385 million at September 30, 2006 and December 31, 2005, respectively.  Total average assets were $412 million and $275 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of 50%.  This change reflects the continuing growth of the Company.

Securities and Other Earning Assets

Quarterly Analysis

The securities portfolio was $96.2 million at September 30, 2006 and averaged $91.2 million during the third quarter of 2006 as compared to $69.2 million and an average of $63.0 million in the third quarter of 2005.  The securities portfolio consists primarily of Mortgage-backed securities and U.S. Government agency securities.  The average yield on investments was 4.48% for the quarter ended September 30, 2006 and 3.38% for the quarter ended September 30, 2005.  Securities available for sale had a net unrealized loss of $258,000 at September 30, 2006 as compared to the net unrealized loss of $554,000 at December 31, 2005.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.  Please refer to Note 4 of the Notes to Consolidated Financial Statements for

more information.  The Company has $4.0 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the quarter ending September 30, 2006 the Company had unrealized gains of $130,000 from these trading equities as compared to $46,000 for the same period in 2005.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the Bank’s investment securities portfolio at September 30, 2006 is 2.54, as compared with 2.07 as of September 30, 2005.   At December 31, 2005 the portfolio’s effective duration was 2.38.  The Company’s investment securities portfolio duration does not substantially differ from that of the Bank, since approximately 97% of the Company’s securities portfolio is held in the subsidiary bank.

The ratio of average total investments to average total assets was 27.3%, 27.3% and 23.6% at the quartrer ended September 30, 2006, the year ended December 31, 2005 and the quarter ended September 30, 2005, respectively.

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

At September 30, 2006 debt securities have an aggregate depreciation of about 1.5% from the Company’s amortized cost basis as compared to 2.1% at December 31, 2005.  In the available for sale portfolio twenty-four securities have an unrealized loss as of September 30, 2006.  In fifteen of those securities the unrealized loss has exceeded one year.  There are nine-six securities in the held to maturity portfolio that have an unrealized loss as of September 30, 2006.  For sixty-eight of those securities, the loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

YTD Analysis

The average yield on investments was 4.21% for the YTD period ended September 30, 2006 and 3.37% for the same period ended September 30, 2005.  Securities available for sale had a net unrealized loss of $258,000 at September 30, 2006 as compared to the net unrealized loss of $554,000 at December 31, 2005.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.  Please refer to Note 4 of the Notes to Consolidated Financial Statements for more information.  The Company has $4.0 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the YTD period ending September 30, 2006 the Company had unrealized gains of $231,000 from these trading equities as compared to $43,000 for the same period in 2005.

The ratio of average total investments to average total assets was 27.9%, 27.3% and 26.6% for the nine months ended September 30, 2006, the year ended December 31, 2005 and the nine months ended September 30, 2005, respectively.

Loans

Quarterly Analysis

Total gross loans amounted to $310.7 million, at September 30, 2006, $245.2 million at December 31, 2005, and $230.8 million at September 30, 2005, respectively.  Gross loans averaged $295.7 million for the third quarter of 2006, an increase of $82.2 million or 38.5% from the average amount of such loans during the third quarter of 2005.

As noted in Table 6 “Composition of the Loan Portfolio”, commercial real estate loans amounted to $98.2 million and $101.2 million at September 30, 2006 and September 30, 2005, respectively.  These loans decreased $3.0 million or 3.0% from the amount of such loans at September 30, 2005.  Residential real estate loans increased $16.1 million, while construction and land development increased $59.0 million for a total increase of $72.1 million or 39.8% over September 30, 2005 balances.  These increases are due to internal growth.

Commercial and industrial loans approximated $14.2 million and $16.2 million at September 30, 2006 and September 30, 2005, respectively.  Commercial loans decreased about $2.0 million or 12.3% over the balances at September 30, 2005.  At September 30, 2006 the Company had $15.1 million outstanding of purchased USDA/SBA loans.    These loans were acquired during the latter half of 2003 and the early part of 2004 to enhance the yield of the earning assets portfolio held by the Bank, and to assist in asset/liability planning activities.

Consumer loans amounted to $28.4 million and $14.0 million at September 30, 2006 and September 30, 2005, respectively.  Consumer loans increased $14.4 million or 102.7% from the balances outstanding as of September 30, 2005.

The ratio of average gross loans to average total assets for the quarter was 66.7% and 71.4% at September 30, 2006 and September 30, 2005, respectively.

YTD Analysis

Total gross loans amounted to $310.7million, at September 30, 2006, $245.2 million at December 31, 2005, and $230.9 million at September 30, 2005, respectively.  Gross loans averaged $276.1 million for the nine months of 2006, an increase of $87.2 million or 46.1% from the average amount of such loans during the same period of 2005.

As noted in Table 6 “Composition of the Loan Portfolio”, commercial real estate loans amounted to $98.2 million and $97.5 million at September 30, 2006 and December 31, 2005, respectively.  These loans increased $0.7 million or 0.8% from the amount of such loans since year end December 31, 2005.  Residential real estate loans increased $11.2 million, while construction and land development increased $49.7 million over December 31, 2005 balances.  These increases are due to internal growth.

Commercial and industrial loans approximated $14.2 million and $15.9 million at September 30, 2006 and December 31, 2005, respectively.  Commercial loans decreased about $1.7 million or 10.7% over the balances at December 31, 2005.  At September 30, 2006 the Company had $15.1 million outstanding of purchased USDA/SBA loans.    These loans were acquired during the latter half of 2003 and the early part of 2004 to enhance the yield of the earning assets portfolio held by the Bank, and to assist in asset/liability planning activities.

Consumer loans amounted to $28.4 million and $19.9 million at September 30, 2006 and December 31, 2005, respectively.  Consumer loans increased $8.5 million or 42.7% from the balances outstanding as of December 31, 2005.

The ratio of average gross loans to average total assets for the nine month period was 71.8%, and 68.6% at September 30, 2006, and September 30, 2005, respectively.  For the year ended December 31, 2005 it was 68.6%

Deposits

Total deposits were $352 million and $338 million as of September 30, 2006 and December 31, 2005 respectively, an increase of $14 million or 4.1%.  Core deposits (deposits, excluding certificates of deposit greater than $100,000), have increased about $17.8 million or 6.0% since December 31, 2005.  At year end, the Bank had one customer with $25 million in temporary deposits; those temporary deposits left the Bank shortly after the end of the year.   The ratio of gross loans to deposits was 88.3% and 72.5% at September 30, 2006 and December 31, 2005, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $49.5 million at September 30, 2006, $49.4 million at December 31, 2005, and $38.2 million at September 30, 2005, respectively.  Average non-interest bearing deposits totaled $52.1 million during the third quarter of 2006, which represented 14.4% of average total deposits and $35.6 million during the third quarter of 2005.  This is an increase of $16.5 million or 46.4% for the 12 month period ending September 30, 2006.  The increase in non-interest bearing deposits reflected growth in commercial and personal accounts.

Interest bearing deposits amounted to approximately $302.5 million, $232.7 million and $288.8 million at September 30, 2006, September 30, 2005 and December 2005, respectively.  Average interest-bearing deposits were $310.3 million, an increase of approximately $90.5 million during the quarter ended September 30, 2006, as compared to the average of $219.8 million in interest-bearing deposits during the quarter ended September 30, 2005.

Included in the deposit categories above are public deposits, which averaged $7.9 million for the quarter ending September 30, 2006 and $5.6 million for the quarter ending December 31, 2005.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

YTD Analysis

Non-interest bearing deposits amounted to approximately $49.5 million at September 30, 2006, $49.4 million at December 31, 2005, and $38.2 million at September 30, 2005, respectively.  Average non-interest bearing deposits totaled $40.5 million for the nine months of 2006, which represented 12.1% of average total deposits and $33.0 million during the same period of 2005.  This is an increase of $7.5 million or 23.0% for the 12 month period ending September 30, 2006.  The increase in non-interest bearing deposits reflected growth in commercial and personal accounts.

Average interest-bearing deposits were $329.1 million, an increase of approximately $115.7 million during the nine months ended September 30, 2006, as compared to the average of $213.4 million in interest-bearing deposits during nine months ended September 30, 2005.

Included in the deposit categories above are public deposits, which averaged $7.6 million for the year to date period ending as of September 30, 2006 and $2.8 million as of December 31, 2005.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased, other short term borrowings, and lease obligations, amounted to $37.5 million at September 30, 2006 and $0.0 million at December 31, 2005, respectively.  The Company has available federal funds borrowing lines amounting to $11.5 million as of September 30, 2006.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit the amount of which is predicated on the value of collateral held.  At September 30, the gross amount was about $61 million.

With the acquisition of the exchange companies, the Company acquired debt of $187,000 to another financial institution which was paid off during the second quarter of 2006.  The Company also issued two notes payable of $265,000 each, due in one and two years.  These notes are carried at prime and interest is payable at maturity.

Long term other borrowed funds includes FHLB advances, subordinated debt, capital lease obligations and other debt with terms greater than one year.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $102.3 million at September 30, 2006 as compared to $71.8 million at December 31, 2005.  These commitments represented 33% and 29% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters-of-credit totaled $480,000 as of September 30, 2006 and $293,000 at December 31, 2005.

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

Our real estate loan portfolio accounted for 81.4% of the total loan portfolio as of September 30, 2006 and 78.1% at December 31, 2005.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial business loans accounted for 4.6% of the total loan portfolio as of September 30, 2006 as compared to 6.5% at December 31, 2005.  Commercial business loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economy of our market area.  Commercial loans consist primarily of loans secured by various pieces of equipment or machinery and other corporate assets including real property.  SBA and USDA/SBA purchased loans outstanding were about $15.1 million and $18.0 million respectively, as of September 30, 2006 and December 31, 2005.

Consumer loans accounted for 9.1% of our total loan portfolio as of September 30, 2006 as compared to 8.1% at December 31, 2005.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which does not include accruing loans 90 days or more overdue,), other real estate owned, repossessed assets and certain securities available for sale.  The Company had two non-accrual assets totaling $528,000 at September 30, 2006, and none in December 31, 2005 or September 30, 2005, respectively.

ASSET LIABILITY MANAGEMENT

The goal of asset liability management is the prudent control of market risk, liquidity and capital.  Asset-liability management is governed by policies reviewed and approved annually by our board of directors and monitored periodically by a board committee.  The board delegates responsibility for asset-liability management to the Asset Liability Management Committee (“ALCO”), which sets strategic directives that guide the day-to-day asset-liability management of our activities.  The ALCO also reviews and approves all major interest rate risk, liquidity and capital management programs.

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

As of September 30, 2006 the Company had about $63 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash and borrowings.  This represented approximately 18% of deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.  Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At September 30, 2006, shareholders’ equity amounted to $45.5 million or approximately 10% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 10.  As indicated in such table, we currently exceed all regulatory capital requirements.

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

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines.  We believe that the Company has an adequate level of capital in relation to its balance sheet size, business mix and levels of risk and, as a result, we do not presently anticipate that the capital ratios will materially change from their present levels.  The Company’s current capital position exceeds minimum thresholds established by industry regulators.  Based on current regulatory definitions, the Bank is adequately capitalized, which is the second highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.

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

Part II – Other Information

Item 1.  Legal Proceedings

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceeding would not have a material adverse effect on the Company’s financial condition or results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

•                  On October 4, 2006, a Special Meeting of Shareholders was called for the purpose of approving the Agreement to Merge and Plan of Reorganization dated May 17, 2006 providing for the merger of NNB Holdings, Inc. with and into The Bank Holdings and Northern Nevada Bank being merged with and into Nevada Security Bank.  The votes tabulated were:

	For	Withheld

Approval of Merger	2,472,240	4,655

Item 5.  Other Information

–  None

Item 6.  Exhibits

(a)           The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description

Exhibit 2.1	Agreement to Merge and Plan of Reorganization by and among The Bank Holdings, Nevada Security Bank, NNB Holdings, Inc. and Northern Nevada Bank data May 17, 2006 (1)
Exhibit 11	Computation of Per Share Earnings (2)
Exhibit No.31.1	Certification of Hal Giomi Pursuant to Rules 13a-14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended (3)
Exhibit No.31.2	Certification of Jack Buchold Pursuant to Rules 13a-14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended (3)
Exhibit No.32.1	Certification of Hal Giomi Pursuant to 18 U.S.C. § 1350 (3)
Exhibit No.32.2	Certification of Jack Buchold Pursuant to 18 U.S.C. § 1350 (3)

(1)                                  This exhibit was previously filed as part of, and is hereby incorporated by reference to our Form S-4 (#333-136212) filed with the Commission on August 14, 2006.

(2)                                  Data required by Statement of Financial Accounting Standards No 128, Earnings per Share, is provided in Note 6 to the condensed, consolidated financial statements in this report.

(3)           Filed herewith.

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

	For the Quarter Ended September 30,			For the Quarter Ended September 30,
	2006 (a,b,e)			2005 (a,b,e)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$20,247	$324	6.35%	$4,809	$50	4.12%
Securities	91,222	975	4.24%	62,963	531	3.35%
Equity	8,993	62	2.74%	2,807	21	2.97%
Total Investments	120,462	1,361	4.48%	70,579	602	3.38%

Loans: (c)
Commercial	14,909	242	6.44%	16,354	282	6.84%
Real Estate	240,744	5,333	8.79%	162,588	3,171	7.74%
Consumer	410	7	6.77%	637	(5)	-3.11%
Security Lines	23,838	571	9.50%	13,558	226	6.61%
SBA Loans Purchased	15,609	222	5.64%	20,326	367	7.16%
Other	181	—	0.00%	47	—	0.00%
Total Loans	295,691	6,375	8.55%	213,510	4,041	7.51%
Total Earning Assets	416,153	7,736	7.38%	284,089	4,643	6.48%
Non-Earning Assets	25,429			14,998
Total Assets	$441,582			$299,087
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$6,951	$16	0.89%	$7,754	$5	0.26%
Savings Accounts	127,314	1,283	4.00%	2,656	4	0.60%
Money Market	84,251	1,000	4.71%	124,911	1,051	3.34%
IRA’s	1,086	9	3.29%	1,136	8	2.79%
Certificates of Deposit<$100,000	53,990	627	4.61%	47,344	442	3.70%
Certificates of Deposit>$100,000	36,752	408	4.40%	35,951	320	3.53%
Total Interest Bearing Deposits	310,344	3,343	4.27%	219,752	1,830	3.30%
Borrowed Funds:
Short term debt	19,983	228	4.53%	13,693	134	3.88%
Long term debt	15,729	284	7.16%	—	—	0.00%
Total Borrowed Funds	35,712	512	5.69%	13,693	134	3.88%
Total Interest Bearing Liabilities	346,056	3,855	4.42%	233,445	1,964	3.34%
Demand Deposits	52,108			35,580
Other Liabilities	2,459			1,095
Shareholders’ Equity	40,959			28,967
Total Liabilities and Shareholders’ Equity	$441,582			$299,087

Interest Rate Spread (d)			2.96%			3.15%

Interest Income/Earning Assets			7.38%			6.48%
Interest Expense/Earning Assets			3.68%			2.74%
Net Interest Income and Margin (f)		$3,881	3.70%		$2,679	3.74%

(a)  Average balances are obtained from the best available daily or monthly data.

(b)  Yields are reflected on a tax equivalent basis.

(c)  Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)  Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e)  Annualized.

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

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2006 (a,b,e)			2005 (a,b,e)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$16,712	$669	5.35%	$5,358	$122	3.04%
Securities	92,666	2,837	4.09%	65,064	1,663	3.42%
Equity	5,449	111	2.72%	2,805	61	2.91%
Total Investments	114,827	3,617	4.21%	73,227	1,846	3.37%

Loans: (c)
Commercial	15,953	851	7.13%	15,457	752	6.50%
Real Estate	223,136	14,243	8.53%	139,853	7,721	7.38%
Consumer	505	33	8.74%	1,910	80	5.60%
Security Lines	19,749	1,342	9.09%	10,544	547	6.94%
SBA Loans Purchased	16,634	750	6.03%	21,132	927	5.87%
Other	113	—	0.00%	32	—	0.00%
Total Loans	276,090	17,219	8.34%	188,928	10,027	7.10%
Total Earning Assets	390,917	20,836	7.13%	262,155	11,873	6.06%
Non-Earning Assets	21,236			13,143
Total Assets	$412,153			$275,298
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$7,403	$41	0.74%	$6,899	$11	0.21%
Savings Accounts	81,353	2,389	3.93%	2,525	10	0.53%
Money Market	113,556	3,305	3.89%	121,677	2,692	2.96%
IRA’s	1,135	28	3.30%	1,041	19	2.44%
Certificates of Deposit<$100,000	53,651	1,842	4.59%	33,263	840	3.38%
Certificates of Deposit>$100,000	37,803	1,188	4.20%	31,021	746	3.22%
Total Interest Bearing Deposits	294,901	8,793	3.99%	196,426	4,318	2.94%
Borrowed Funds:
Short term debt	18,715	642	4.59%	16,960	395	3.11%
Long term debt	15,509	761	6.56%	—	—	0.00%
Total Borrowed Funds	34,224	1,403	5.48%	16,960	395	3.11%
Total Interest Bearing Liabilities	329,125	10,196	4.14%	213,386	4,713	2.95%
Demand Deposits	40,539			32,959
Other Liabilities	8,693			962
Shareholders’ Equity	33,796			27,991
Total Liabilities and Shareholders’ Equity	$412,153			$275,298

Interest Rate Spread (d)			2.98%			3.10%

Interest Income/Earning Assets			7.13%			6.06%
Interest Expense/Earning Assets			3.49%			2.41%
Net Interest Income and Margin (f)		$10,640	3.64%		$7,160	3.64%

(a)  Average balances are obtained from the best available daily or monthly data.

(b)  Yields are reflected on a tax equivalent basis.

(c)  Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)  Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e)  Annualized.

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

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2006 vs. 2005				2006 vs. 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$160	$27	$87	$274	$258	$93	$196	$547
Securities	239	143	64	446	706	326	143	1,175
Equity	46	(2)	(5)	39	58	(4)	(5)	49
Total Investment Income	445	168	146	759	1,022	415	334	1,771

Loans:
Commerical	(25)	(16)	1	(40)	24	73	2	99
Real Estate	1,525	430	207	2,162	4,597	1,203	722	6,522
Consumer	2	16	(6)	12	(59)	45	(33)	(47)
Security Lines	171	99	75	345	478	170	147	795
SBA Loans Purchased	(85)	(78)	18	(145)	(197)	25	(5)	(177)
Other	—	—	—	—	—	—	—	—
Total Loan Income	1,588	451	295	2,334	4,843	1,516	833	7,192

Total Interest Income	2,033	619	441	3,093	5,865	1,931	1,167	8,963

Interest Expense
Interest Bearing Deposits:
Now Accounts	(1)	12	—	11	1	27	2	30
Savings	189	23	1,067	1,279	312	64	2,003	2,379
Money market	(342)	431	(140)	(51)	(180)	846	(53)	613
IRA’s	—	1	—	1	2	7	—	9
Certificates of deposit<$100,000	62	109	14	185	515	301	186	1,002
Certificates of deposit>$100,000	7	79	2	88	163	227	52	442
Total interest-bearing deposits	(85)	655	943	1,513	813	1,472	2,190	4,475

Borrowed Funds	215	62	101	378	402	301	305	1,008

Total interest expense	130	717	1,044	1,891	1,215	1,773	2,495	5,483

Net Interest Income	$1,903	$(98)	$(603)	$1,202	$4,650	$158	$(1,328)	$3,480

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$56	10.47%	$51	13.56%	$164	16.32%	$150	24.23%
Other service charges, commissions and fees	35	6.54%	52	13.83%	104	10.35%	138	22.29%
Pre-underwriting fees	—	0.00%	—	0.00%	9	0.90%	25	4.04%
Bank owned life insurance	63	11.78%	232	61.70%	195	19.40%	232	37.48%
Exchange fee income	237	44.30%	—	0.00%	289	28.76%	—	0.00%
Unrealized gains on trading securities	130	24.30%	46	12.23%	231	22.99%	43	6.95%
Gain on sale of Fixed Assets	—	0.00%	5	1.33%	2	0.20%	5	0.81%
Gain/(loss) on sale of investments	14	2.62%	(10)	-2.66%	11	1.09%	26	4.20%
Total non-interest income	535	100.00%	376	100.00%	1,005	100.00%	619	100.00%

As a percentage of average earning assets		0.52%		0.53%		0.52%		0.32%

Other Operating Expense:

Salaries and employee benefits	1,837	56.52%	1,231	51.68%	5,227	55.14%	2,823	45.14%
Occupancy costs	482	14.83%	382	16.04%	1,388	14.64%	1,135	18.15%
Advertising and marketing costs	121	3.72%	85	3.57%	337	3.55%	258	4.13%
Data processing costs	250	7.69%	155	6.51%	634	6.69%	599	9.58%
Deposit services costs	82	2.52%	69	2.90%	227	2.39%	190	3.04%
Loan servicing costs	2	0.06%	(6)	-0.25%	23	0.24%	(4)	-0.06%
Provision for undisbursed loan commitments	(37)	-1.14%	32	1.34%	62	0.65%	68	1.09%
Telephone and data communications	49	1.51%	47	1.97%	151	1.59%	119	1.90%
Postage	23	0.71%	11	0.46%	64	0.68%	33	0.53%
Legal and accounting and tax	134	4.12%	125	5.25%	397	4.19%	348	5.56%
Other professional services	123	3.78%	133	5.58%	384	4.05%	311	4.97%
Stationery and supplies	55	1.69%	22	0.92%	159	1.68%	80	1.28%
Other	129	3.97%	96	4.03%	427	4.50%	294	4.70%
Total non-interest expense	$3,250	100.00%	$2,382	100.00%	$9,480	100.00%	$6,254	100.00%

As a percentage of average earning assets		3.10%		3.33%		3.24%		3.19%
Net non-interest income/expense as a percentage of average earning assets		2.59%		2.80%		2.90%		2.87%

Efficiency ratio (a)		73.83%		77.84%		81.50%		80.72%

(a) Represents non-interest expense as a percentage of net interest income and non-interest income excluding realized securities gains and losses.

Table 4 - Securities Available for Sale,  Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	September 30,		September 30,		December 31,
	2006		2005		2005
	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
US Gov’t agencies	$12,851	$12,535	$15,472	$15,108	$16,470	$16,000
Corporate bonds	2,870	2,839	693	674	1,032	1,006
State & political subdivisions	500	491	500	486	500	484
Preferred Stock	654	659			—	—
Mortgage-backed securities	1,819	1,780	2,334	2,321	2,064	2,022
Subtotal, Available for Sale	$18,694	$18,304	$18,999	$18,589	$20,066	$19,512

Held to Maturity

US Treasury and Government
Agency Securities	$27,198	$27,063	$11,208	$11,079	$20,740	$20,518
Mortgage-backed securities	38,178	37,201	37,891	37,176	40,873	39,783
Corporate bonds	1,038	1,059	1,282	1,330	1,284	1,310
State & political subdivisions	11,450	11,540	216	249	1,412	1,437
Subtotal, Held to Maturity	$77,864	$76,863	$50,597	$49,834	$64,309	$63,048

Fair value as a % of amortized cost of Held to Maturity Securities		98.7%		98.5%		98.0%

Trading Securities
Equity Investments	3,618	3,952	1,013	1,161	1,141	1,283

Total Securities	$100,176	$99,119	$70,609	$69,584	$85,516	$83,843

Table 5 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of September 30, 2006.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
					More Than 5		More Than
	Less than 1 Year		1 to 5 Years		to 10 Years		10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$3,959	2.53%	$5,101	3.95%	$3,475	4.81%	$—	—	$12,535	3.74%
Mortgage-backed Securities	—	—	—	—	—	—	1,780	5.20%	1,780	5.20%
State & Political subdivisions	491	2.57%	—	—	—	—	—	—	491	2.57%
Preferred Stock	—	—	—	—	—	—	659	7.30%	659	7.30%
Corporate Bonds	—	—	—	—	26	6.71%	2,813	3.30%	2,839	3.33%
Total Available for Sale Securities	$4,450		$5,101		$3,501		$5,252		$18,304	3.92%

Held to Maturity Securities

US Government Agencies	$8,214	3.34%	$12,390	4.91%	$6,594	5.91%	$—	—	$27,198	4.68%
Mortgage-backed Securities	24	3.20%	2,817	3.35%	15,468	4.14%	19,869	4.38%	38,178	4.20%
State & Political subdivisions	—	—	—	—	4,063	5.55%	7,387	6.13%	11,450	5.57%
Corporate Bonds	250	6.02%	788	6.51%	—	—	—	—	1,038	6.39%
Total Held to Maturity Securities	$8,488		$15,995		$26,125		$27,256		$77,864	4.65%

Total Investment Securities	$12,938		$21,096		$29,626		$32,508		$96,168	4.51%

Table 6 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of
	September 30,		September 30,		December 31,
	2006		2005		2005
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial and Industrial	$14,198	4.57%	$16,242	7.04%	$15,901	6.49%
Real Estate:
Commercial	98,197	31.60%	101,211	43.84%	97,458	39.75%
Residential	26,710	8.60%	10,571	4.58%	15,542	6.34%
Construction and Land Development	128,119	41.23%	69,165	29.96%	78,417	31.98%
Total Real Estate	253,026	81.43%	180,947	78.38%	191,417	78.07%

SBA / USDA Loans	15,123	4.87%	19,680	8.52%	17,990	7.34%
Consumer loans	28,369	9.13%	13,994	6.06%	19,877	8.11%
Gross Loans	310,716	100.00%	230,863	100.00%	245,185	100.00%

Less:
Allowance for Loan Losses	3,251		2,278		2,655
Net Unearned Loan Fees/Costs	566		261		356
Net Loans	$306,899		$228,324		$242,174

Table 7 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended		For the YTD Periods Ending,
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
(Dollars in thousands)

Allowance at the beginning of the period	$3,004	$1,986	$2,655	$1,586

Charge-offs:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	—	—
SBA/USDA	—	—	—	—
Real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Charged-Off	—	—	—	—

Recoveries:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	—	—
SBA/USDA	—	—	—	—
Real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Recovered	—	—	—	—

Net loan charge offs	—	—	—	—

Provision (recapture) charged to expense	247	292	596	692

Balance	$3,251	$2,278	$3,251	$2,278

Average gross loans outstanding during period	$295,691	$213,510	$276,090	$188,928
Gross loans outstanding at end of period	$310,716	$230,863	$310,716	$230,863

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	1.05%	0.99%	1.05%	0.99%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a	n/a	n/a

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

	As of September 30, 2006		As of September 30, 2005		As of December 31, 2005
		% Total		% Total		% Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
	(Dollars in thousands)

Commercial and Industrial	$552	4.57%	$301	7.04%	$510	6.49%
Real Estate:
Commercial	1,099	31.60%	1,056	43.84%	955	39.75%
Residential	54	8.60%	111	4.58%	115	6.34%
Construction and Land Development	1,516	41.23%	762	29.96%	1,024	31.98%
Total Real Estate	2,669	81.43%	1,929	78.38%	2,094	78.07%

SBA / USDA/ Govt Gtd Loans	17	4.87%	19	8.52%	17	7.34%
Consumer loans	11	9.13%	26	6.06%	28	8.11%
Unallocated	2	0.00%	3	0.00%	6	0.00%
	$3,251	100.00%	$2,278	100.00%	$2,655	100.00%

(1) Represents percentage of loans in category to total loans.

Table 9 - Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on our net interest income over a 12 month period following September 30, 2006 in the event of a ramping up or down in the indicated market interest rates.

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 200 basis points	$1,351	0.32%
Up 100 basis points	$705	0.17%
Down 100 basis points	$(952)	-0.22%
Down 200 basis points	$(2,446)	-0.57%

Table 10 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$57,674	15.75%	$29,300	8.00%	NA	NA
Nevada Security Bank	$34,795	9.98%	$27,903	8.00%	$34,879	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$52,182	14.25%	$14,650	4.00%	NA	NA
Nevada Security Bank	$31,258	8.96%	$13,952	4.00%	20,927	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$52,182	12.00%	$17,400	4.00%	NA	NA
Nevada Security Bank	$31,258	7.87%	$15,891	4.00%	$19,863	5.00%

June 30, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$45,159	13.72%	$26,328	8.00%	NA	NA
Nevada Security Bank	$35,120	11.21%	$25,057	8.00%	$31,321	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$35,220	10.70%	$13,164	4.00%	NA	NA
Nevada Security Bank	$31,793	10.15%	$12,528	4.00%	19,746	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$35,220	8.39%	$16,784	4.00%	NA	NA
Nevada Security Bank	$31,793	8.42%	$15,097	4.00%	$18,871	5.00%

March 31, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$42,800	14.32%	$23,907	8.00%	NA	NA
Nevada Security Bank	$34,403	11.79%	$23,342	8.00%	$29,178	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$29,966	10.03%	$11,954	4.00%	NA	NA
Nevada Security Bank	$31,040	10.64%	$11,671	4.00%	17,507	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$29,966	8.05%	$14,895	4.00%	NA	NA
Nevada Security Bank	$31,040	8.56%	$14,501	4.00%	$18,126	5.00%

December 31, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$46,183	16.53%	$22,345	8.00%	NA	NA
Nevada Security Bank	$32,883	12.51%	$21,026	8.00%	$26,282	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$37,557	13.45%	$11,172	4.00%	NA	NA
Nevada Security Bank	$30,003	11.42%	$10,513	4.00%	15,769	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$37,557	10.06%	$14,929	4.00%	NA	NA
Nevada Security Bank	$30,003	8.96%	$13,400	4.00%	$16,750	5.00%

Table 11 -QUARTERLY DATA (UNAUDITED)

	2006			2005				2004
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$7,736	$6,916	$6,184	$5,293	$4,643	$3,864	$3,366	$3,256	$2,683	$2,458	$2,139
Interest Expense	3,855	3,274	3,067	2,631	1,964	1,533	1,216	1,080	947	825	817
Net interest income	3,881	3,642	3,117	2,662	2,679	2,331	2,150	2,176	1,736	1,633	1,322

Provision for Loan Losses	247	(124)	473	377	292	186	214	167	207	170	220
Net interest income after Provision for Loan Losses	3,634	3,766	2,644	2,285	2,387	2,145	1,936	2,009	1,529	1,463	1,102

Non-interest income	535	249	221	153	376	97	146	98	45	122	155
Non-interest expenses	3,250	3,348	2,882	2,569	2,382	1,967	1,905	1,775	1,716	1,499	1,252

Income (Loss) before taxes	919	667	(17)	(131)	381	275	177	332	(142)	86	5

Income/Losses attributable to Minority Shareholders	3	(35)	—	—	—	—	—	—	—	—	—

Provision (Benefit) for taxes	382	33	7	(710)	—	—	—	—	—	—	—

Net Income (Loss)	$534	$669	$(24)	$579	$381	$275	$177	$332	$(142)	$86	$5

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	186	(83)	193	(144)	(88)	266	(225)	(117)	1,005	(1,409)	419

Comprehensive Income (Loss)	$720	$586	$169	$435	$293	$541	$(48)	$215	$863	$(1,323)	$424

Earnings (loss) per common share:
Basic	$0.14	$0.20	$(0.01)	$0.19	$0.12	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00
Diluted	$0.13	$0.19	$(0.01)	$0.18	$0.11	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00

Table 12 - Operating Segment Information

Segment information is divided into the Parent, Bank and non-bank segments.

Non-bank segments includes the Company’s 1031 qualified intermediary companies.

	For the Three Months Ending			For the Nine Months Ending			For the Three Months Ending		For the Nine Months Ending
	September 30, 2006			September 30, 2006			September 30, 2005		September 30, 2005
Condensed Income Statement	Parent	Bank	Non-Bank (a)	Parent	Bank	Non-Bank (a)	Parent	Bank	Parent	Bank
	(in thousands - unaudited)
Net interest income	(76)	2,928	1,029	(357)	9,853	1,144	20	2,659	65	7,095
Provision for loan losses	—	247	—	—	596	—	—	292	—	692
Net interest income after provision for loan losses	(76)	2,681	1,029	(357)	9,257	1,144	20	2,367	65	6,403

Non interest income	132	154	249	231	473	301	35	341	69	550
Non interest expense	309	2,592	349	1,195	7,469	816	276	2,106	641	5,613

Net income (loss) before taxes and minority interest	(253)	243	929	(1,321)	2,261	629	(221)	602	(507)	1,340

Minority interests	3	—	—	(32)	—	—	—	—	—	—
Income tax expense (benefit)	(62)	416	28	(425)	921	(74)	—	—	—	—

Net income (loss)	(194)	(173)	901	(864)	1,340	703	(221)	602	(507)	1,340

Average Balance Sheet

Assets	59,049	398,527	48,909	50,860	380,140	N/A	28,107	296,372	27,681	272,497
Securities	3,755	89,094	—	3,140	87,460	N/A	991	61,900	953	63,828
Loans, net	—	295,691	—	—	276,090	N/A	—	202,427	—	170,920
Deposits	—	357,202	—	—	337,233	N/A	—	255,393	—	229,484
Borrowings	16,644	14,576	—	16,535	14,800	N/A	—	13,693	—	16,960
Shareholder’s equity	40,959	32,790	413	33,498	31,952	N/A	27,968	26,270	27,614	25,136

(a) two financial intermediary companies were acquired late in the first quarter of 2006 and therefore YTD average balance information is not meaningful.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date:	November 14, 2006	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date:	November 14, 2006	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)