Form 10-Q/A
period 2006-06-30
BANK HOLDINGS
filed 2007-01-05
CIK 1234383

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

Signatures
Exhibits

PART I – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2006 (1)	2005
ASSETS
Cash and due from banks	$20,388	$5,980
Liquid money market funds	1,347	8,500
Federal funds sold	2,355	27,791
Cash and cash equivalents	24,090	42,271
Securities available for sale, at fair value	17,212	19,512
Securities held to maturity, at amortized cost	72,615	64,309
Securities - trading, at market value	3,993	1,283
Other equity securities, at cost	2,988	2,067
Loans, gross	280,890	245,185
Allowance for loan losses	(3,004)	(2,655)
Deferred loan fees, net	(501)	(356)
Loans, net	277,385	242,174
Premises and equipment, net	3,039	2,863
Bank Owned Life Insurance	6,445	6,312
Intangible assets	5,820	500
Other assets	4,961	3,341

TOTAL ASSETS	$418,548	$384,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$40,001	$49,411
Interest bearing demand	6,787	7,825
Savings	114,347	2,382
Money Market	88,845	183,917
IRA’s	1,078	1,164
Time deposits < $100,000	53,609	53,730
Time deposits > $100,000	37,599	39,769
Total deposits	342,266	338,198
Short term borrowed funds	22,000	—
Short term notes payable	265	—
Long term notes payable	265	—
Junior subordinated debt	15,464	15,464
Minority shareholder interest in subsidiaries	1,266	—
Accrued interest payable and other liabilities	3,837	2,268
Total Liabilities	385,363	355,930

Commitments and contingencies (Notes 1 and 8)

Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 3,449,004 issued and outstanding as of June 30, 2006 and 3,124,266 as of December 31, 2005	33	30
Surplus	34,156	30,431
Accumulated deficit	(560)	(1,205)
Accumulated other comprehensive loss	(444)	(554)
Total stockholders’ equity	33,185	28,702
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$418,548	$384,632

(1) The June 30, 2006 information is unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	For the Three-Month Period		For the Six Month Period
	Ended June 30, (1)		Ended June 30, (1)
	2006	2005	2006	2005
Interest income:
Federal funds sold and other	$219	$36	$345	$72
Debt securities, taxable	920	542	1,771	1,132
Debt securities, non-taxable	59	—	90	—
Dividends	23	35	50	40
Loans, including fees	5,695	3,251	10,844	5,986
Total interest and dividend income	6,916	3,864	13,100	7,230

Interest expense:
Deposits	2,810	1,377	5,450	2,488
Other borrowed funds, notes payable and debt	464	156	891	261
Total interest expense	3,274	1,533	6,341	2,749

Net interest income	3,642	2,331	6,759	4,481

Provision (recapture) for loan losses	(124)	186	349	400
Net interest income, after provision for loan losses	3,766	2,145	6,410	4,081

Non-interest income:
Service charges on deposit accounts	56	53	108	99
Other service charges, commissions and fees	36	48	69	86
Pre-underwriting fees	—	8	9	25
Income on bank owned life insurance	63	—	132	—
Exchange fee income	40	—	52	—
Unrealized gain (loss) on trading securities	53	(10)	101	(3)
Realized gain on sale of fixed assets	2	—	2	—

Realized (loss) gain on sale of investments, net	(1)	(2)	(3)	36
Total non-interest income	249	97	470	243

Non-interest expense:
Salaries and employee benefits	1,750	797	3,390	1,592
Occupancy and equipment	494	368	906	753
Data processing	195	214	384	444
Deposit servicing costs	76	66	145	121
Accounting, legal and tax	134	139	263	223
Other professional services	136	89	261	178
Telephone and data communications	58	40	102	72
Other	505	254	779	489
Total non-interest expense	3,348	1,967	6,230	3,872

Net income before income tax provision and minority shareholder allocation	667	275	650	452

Provision for income taxes	33	—	40	—

Loss attributable to minority shareholders	(35)	—	(35)	—

NET INCOME	$669	$275	$645	$452

Other comprehensive (loss) income, unrealized gain (loss) on securities available for sale	$(83)	$266	$110	$41
Comprehensive Income	$586	$541	$755	$493

Net earnings per share:
Basic	0.20	0.09	0.20	0.14
Diluted	0.19	0.08	0.19	0.13

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

(1) The periods ending June 30, 2006 and 2005 are unaudited.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Six Months Ended
	June 30, (1)
	2006	2005

Cash flows from operating activities:
Net Income	$645	$452
Adjustments to reconcile net income to cash Provided by (used in) operating activities:
Provision for loan losses	349	400
Stock option compensation expense	329	28
Net amortization of securities	86	212
Depreciation	233	223
Activity of trading securities, net	(2,709)	(40)
Unrealized (gain) loss on trading securities	(101)	3
Loss attributable to minority shareholders	(35)	—
Realized loss (gain) on sales of investments, net	3	(36)
Net change in:
Other assets and liabilities, net	(720)	93
Net cash provided by operating activities	(1,920)	1,375

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	3,514	71
Purchases	(1,340)	(167)
Activity in securities held to maturity:
Proceeds from maturities, prepayments and calls	8,241	6,427
Purchases	(16,626)	—
Activity of equity securities, net	(224)	28
Investment in non-bank subsidiaries, net	(3,280)	—
Additional investment in non-bank subsidiaries, net	(442)	—
Increase in bank owned life insurance	(132)	—
Loan originations and principal collections, net	(35,560)	(40,754)
Purchases of premises and equipment	(409)	(277)
Net cash used in investing activities	(46,258)	(34,712)

Cash flows from financing activities:
Net increase in deposits	4,068	39,426
Net increase (decrease) in other borrowings	22,530	(2,500)
Proceeds from the exercise of stock warrants	3,389	—
Proceeds from the exercise of stock options	10	10
Net cash provided by financing activities	29,997	36,936

Net change in cash and cash equivalents	(18,181)	3,599

Cash and cash equivalents at beginning of the period	42,271	5,362
Cash and cash equivalents at end of the period	$24,090	$8,961

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

Use of Estimates

The accompanying unaudited consolidated financial statements OF THE Bank Holds and its majority-owned subsidiaries have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.

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

	Quarter Ending June 30,		Six Months Ending June 30,
	2006	2005(1)	2006	2005(1)

Average number of common shares outstanding	3,280,466	3,121,108	3,203,363	3,121,027
Effect of dilutive options	114,216	122,998	115,519	138,933
Effect of dilutive warrants	71,761	125,075	104,610	134,079
Average number of common shares outstanding used to calculate diluted earnings per common share	3,466,443	3,369,181	3,423,492	3,394,039

Net income	$669	$275	$645	$452
Basic net income per share	$0.20	$0.09	$0.20	$0.14
Diluted net income per share	$0.19	$0.08	$0.19	$0.13

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

Salary and employee benefit expense for the quarter ended June 30, 2006 was $1.8 million, an increase of $953,000 or 120% from the same quarter 2005.  Approximately 18% of this increase is due to the increase of compensation expense associated with the implementation of FASB 123(R) which amounted to $44,000 and premiums on bank owned life insurance of $129,000.  The other increase in salaries and benefits was primarily due to additional employees being hired in anticipation of the new branch offices, along with payment for signing bonuses in this highly competitive personnel acquisition market.  The full time equivalent (FTE) staffing level is 79 and 53 as of June 30, 2006 and 2005, respectively.  Of this approximate 50% increase in staffing levels, about 10 personnel were added with the acquisition of the exchange companies.  The remained of the increase in personnel were added to support the new branch office, increases in the lending staff for the anticipated new branch openings for the northern Nevada and northern California markets.  For the quarter ended June 30, 2006, such costs approximated 1.81% of average earning assets, as compared to 1.23% for the same period in 2005.

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

THE BANK HOLDINGS

Date:	January 4, 2007	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date:	January 4, 2007	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)