Form 10-Q/A
period 2006-09-30
BANK HOLDINGS
filed 2007-01-05
CIK 1234383

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

(1) The periods ending September 30, 2006 and 2005 are unaudited.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30, (1)
	2006	2005

Cash flows from operating activities:
Net Income	$1,179	$833
Adjustments to reconcile net income to cash
Provided by (used in) operating activities:
Provision for loan losses	596	692
Stock option compensation expense	373	42
Net amortization of securities	126	312
Depreciation	393	363
Activity of trading securities, net	(2,669)	(73)
Unrealized (gain) loss on trading securities	(231)	(43)
Loss attributable to minority shareholders	(32)	—
Realized loss (gain) on sales of investments, net	(11)	(26)
Net change in:
Other assets and liabilities, net	1,749	599
Net cash provided by operating activities	1,473	2,699

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	4,636	108
Purchases	(3,277)	(3,220)
Activity in securities held to maturity:
Proceeds from maturities, prepayments and calls	10,900	9,682
Purchases	(24,569)	(6,990)
Activity of equity securities, net	(320)	(87)
Investment in non-bank subsidiaries, net	(3,280)	—
Additional investment in non-bank subsidiaries, net	(442)	—
Increase in bank owned life insurance	(195)	(232)
Loan originations and principal collections, net	(65,320)	(70,491)
Purchases of premises and equipment	(534)	(355)
Net cash used in investing activities	(82,401)	(71,585)

Cash flows from financing activities:
Net increase in deposits	13,804	82,591
Net increase (decrease) in other borrowings	38,030	(12,250)
Proceeds from the exercise of stock warrants	3,389	—
Proceeds from the private placement	11,539	—
Proceeds from the exercise of stock options	11	20
Net cash provided by financing activities	66,773	70,361

Net change in cash and cash equivalents	(14,155)	1,475

Cash and cash equivalents at beginning of the period	42,271	5,362
Cash and cash equivalents at end of the period	$28,116	$6,837

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

	Quarter Ending September 30,		Nine Months Ending September 30,
	2006	2005(1)	2006	2005(1)

Average number of common shares outstanding	3,921,034	3,122,658	3,444,544	3,121,578
Effect of dilutive options	119,992	154,725	116,972	143,968
Effect of dilutive warrants	—	143,430	69,857	137,336
Average number of common shares outstanding used to calculate diluted earnings per common share	4,041,026	3,420,813	3,631,373	3,402,882

Net income	$534	$381	$1,179	$833
Basic net income per share	$0.14	$0.12	$0.34	$0.28
Diluted net income per share	$0.13	$0.11	$0.32	$0.24

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

	Contract Amount
	September 30, 2006	December 31, 2005
	(Dollars in thousands)

Commitments to extend credit:
Secured	$74,314	$52,153
Unsecured	25,762	18,160
Unsecured consumer lines-of-credit	1,779	1,163
Standby letters-of-credit	480	293
	$102,335	$71.769

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

Item 4.  Submission of Matters to a Vote of Security Holders

•                  On October 4, 2006, a Meeting of Shareholders was called for the purpose of approving the Agreement to Merge and Plan of Reorganization dated May 17, 2006 providing for the merger of NNB Holdings, Inc. with and into The Bank Holdings and Northern Nevada Bank being merged with and into Nevada Security Bank.  The votes tabulated were:

	Authority Given	Authority Withheld

Approval of Merger	2,472,240	4,655

Item 5.  Other Information

–  None

Item 6.  Exhibits

(a)          The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description

Exhibit 2.1	Agreement to Merge and Plan of Reorganization by and among The Bank Holdings, Nevada Security Bank, NNB Holdings, Inc. and Northern Nevada Bank data May 17, 2006 (1)
Exhibit 11	Computation of Per Share Earnings (2)
Exhibit 22.1	Joint Proxy Statement-Prospectus (3)
Exhibit No.31.1	Certification of Hal Giomi Pursuant to Rules 13a-14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended (4)
Exhibit No.31.2	Certification of Jack Buchold Pursuant to Rules 13a-14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended (4)
Exhibit No.32.1	Certification of Hal Giomi Pursuant to 18 U.S.C. § 1350 (4)
Exhibit No.32.2	Certification of Jack Buchold Pursuant to 18 U.S.C. § 1350 (4)

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to our Form S-4 (#333-136212) filed with the Commission on August 14, 2006.
(2)	Data required by Statement of Financial Accounting Standards No 128, Earnings per Share, is provided in Note 6 to the condensed, consolidated financial statements in this report.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to our Form 424B3 filed with the Commission on August 21, 2006.
(4)	Filed herewith.

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