Form 10-Q/A
period 2006-06-30
BANK HOLDINGS
filed 2007-01-19
CIK 1234383

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

Explanatory Note

This Form 10-Q as previously filed, incorrectly reported the Consolidated Statements of Cash Flows. The “Net cash provided by operating activities” should include “Activities of trading securities, net” rather than this caption and the reported numerics having been placed in the “Net cash used in investing activities” as was previously reported. This reclassification reduced “Net cash used in investing activities” for the periods June 30, 2006 and 2005, respectively, from ($48,967) and ($34,672) to ($46,258) and ($34,712) respectively. In addition, the “Net cash provided by operating activities” for the same periods, changed from $789 and $1,335, to ($1,920) and $1,375 for June 30, 2006 and 2005, respectively.

Further, the previously filed Form 10-Q did not disclose that there were no changes whatsoever in per share amounts reported for these or prior periods, neither were there any cumulative effects in earnings, earnings per share, retained earnings, equity, or net asset amounts.

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

Other comprehensiveincome:
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

NOTE – This Form 10-Q as previously filed, incorrectly reported the Consolidated Statements of Cash Flows. The “Net cash provided by operating activities” should include “Activities of trading securities, net” rather than this caption and the reported numerics having been placed in the “Net cash used in investing activities” as was previously reported. This reclassification reduced “Net cash used in investing activities” for the periods June 30, 2006 and 2005, respectively, from ($48,967) and ($34,672) to ($46,258) and ($34,712) respectively. In addition, the “Net cash provided by operating activities” for the same periods, changed from $789 and $1,335, to ($1,920) and $1,375 for June 30, 2006 and 2005, respectively.

Further, the previously filed Form 10Q did not disclose that there were no changes whatsoever in per share amounts reported for these or prior periods, neither were there any cumulative effects in earnings, earnings per share, retained earnings, equity, or net asset amounts.

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

	Contract Amount
	June 30, 2006	December 31, 2005
	(Dollars in thousands)

Commitments to extend credit:
Secured	$73,718	$52,153
Unsecured	27,487	18,160
Unsecured consumer lines-of-credit	1,313	1,163
Standby letters-of-credit	411	293
	$102,929	$71.769

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

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2006 vs. 2005				2006 vs. 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
		(Dollars in thousands)				(Dollars in thousands)

Interest Income
Investments:
Federal funds sold and other short term investments	$74	$36	$73	$183	$91	$80	$102	$273
Securities	231	146	60	437	462	189	78	729
Equity	32	(23)	(21)	(12)	26	(10)	(6)	10
Total Investment Income	337	159	112	608	579	259	174	1,012

Loans:
Commerical	15	48	2	65	50	81	8	139
Real Estate	1,516	436	235	2,187	3,045	789	526	4,360
Consumer	(8)	3	(1)	(6)	(67)	35	(27)	(59)
Security Lines	140	44	31	215	308	72	70	450
SBA Loans Purchased	(64)	61	(14)	(17)	(117)	107	(22)	(32)
Other	—	—	—	—	—	—	—	—
Total Loan Income	1,599	592	253	2,444	3,219	1,084	555	4,858

Total Interest Income	1,936	751	365	3,052	3,798	1,343	729	5,870

Interest Expense
Interest Bearing Deposits:
Now Accounts	—	8	—	8	1	15	3	19
Savings	129	21	867	1,017	135	41	924	1,100
Money market	(199)	122	(26)	(103)	115	512	37	664
IRA's	1	3	—	4	2	5	1	8
Certificates of deposit<$100,000	158	127	76	361	417	195	205	817
Certificates of deposit>$100,000	57	74	15	146	146	154	54	354
Total interest-bearing deposits	146	355	932	1,433	816	922	1,224	2,962

Borrowed Funds	86	146	76	308	170	279	181	630

Total interest expense	232	501	1,008	1,741	986	1,201	1,405	3,592

Net Interest Income	$1,704	$250	$(643)	$1,311	$2,812	$142	$(676)	$2,278

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company's non-interest income and expense for the periods indicated.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total
		(Dollars in thousands)				(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$56	22.49%	$53	54.64%	$108	22.98%	$99	40.74%
Other service charges, commissions and fees	36	14.46%	48	49.48%	69	14.68%	86	35.39%
Pre-underwriting fees	—	0.00%	8	8.25%	9	1.91%	25	10.29%
Bank owned life insurance	63	25.30%	—	0.00%	132	28.09%	—	0.00%
Exchange fee income	40	16.06%	—	0.00%	52	11.06%	—	0.00%
Unrealized gains on trading securities	53	21.29%	(10)	-10.31%	101	21.49%	(3)	-1.23%
	2	0.80%	—	0.00%	2	0.43%	—	0.00%
Gain/(loss) on sale of investments	(1)	-0.40%	(2)	-2.06%	(3)	-0.64%	36	14.81%
Total non-interest income	249	100.00%	97	100.00%	470	100.00%	243	100.00%

As a percentage of average earning assets		0.26%		0.15%		0.25%		0.20%

Other Operating Expense:

Salaries and employee benefits	1,750	52.27%	797	40.51%	3,390	54.41%	1,592	41.12%
Occupancy costs	494	14.76%	368	18.71%	906	14.54%	753	19.45%
Advertising and marketing costs	126	3.76%	101	5.13%	216	3.47%	173	4.47%
Data processing costs	195	5.82%	214	10.88%	384	6.16%	444	11.47%
Deposit services costs	76	2.27%	66	3.35%	145	2.33%	121	3.13%
Loan servicing costs	10	0.30%	1	0.07%	21	0.34%	2	0.05%
Provision for undisbursed loan commitments	88	2.63%	(21)	-1.07%	99	1.59%	36	0.93%
Telephone and data communications	58	1.73%	40	2.03%	102	1.64%	72	1.86%
Postage	24	0.72%	12	0.61%	41	0.66%	22	0.57%
Legal and accounting and tax	134	4.00%	139	7.07%	263	4.22%	223	5.76%
Other professional services	136	4.06%	89	4.52%	261	4.19%	178	4.60%
Stationery and supplies	68	2.03%	32	1.63%	104	1.67%	58	1.50%
Other	189	5.65%	129	6.56%	298	4.78%	198	5.11%
Total non-interest expense	$3,348	100.00%	$1,967	100.00%	$6,230	100.00%	$3,872	100.00%

As a percentage of average earning assets		3.47%		3.03%			3.34%	3.12%
Net non-interest income/expense as a percentage of average earning assets		3.21%		2.88%			3.09%	2.92%

Efficiency ratio (a)		86.02%		80.96%			86.14%	82.59%

(a) Represents non-interest expense as a percentage of net interest income and non-interest income excluding realized securities gains and losses.

Table 4 - Securities Available for Sale, Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	June 30,		June 30,		December 31,
	2006		2005		2005
	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value	Cost	Value
			(Dollars in thousands)
Available for Sale

US Gov't agencies	$13,466	$12,944	$14,485	$14,194	$16,470	$16,000
Corporate bonds	1,856	1,816	662	648	1,032	1,006
State & political subdivisions	500	486	500	487	500	484
Preferred Stock	154	148	—	—	—	—
Mortgage-backed securities	1,909	1,818	339	335	2,064	2,022
Subtotal, Available for Sale	$17,885	$17,212	$15,986	$15,664	$20,066	$19,512

Held to Maturity

US Treasury and Government Agency Securities	$22,150	$21,750	$7,226	$7,133	$20,740	$20,518
Mortgage-backed securities	40,880	39,213	38,230	37,675	40,873	39,783
Corporate bonds	1,037	1,048	1,282	1,343	1,284	1,310
State & political subdivisions	8,548	8,394	221	252	1,412	1,437
Subtotal, Held to Maturity	$72,615	$70,405	$46,959	$46,403	$64,309	$63,048

Fair value as a% of amortized cost of Held to Maturity Securities		97.0%		98.8%		98.0%

Trading Securities
Equity Investments	3,767	3,993	1,012	1,128	1,141	1,283

Total Securities	$94,267	$91,610	$63,957	$63,195	$85,516	$83,843

Table 5 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of June 30, 2005. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
	Less than 1 Year		1 to 5 Years		More Than 5 to 10 Years		More Than 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$5,905	3.37%	$4,354	3.76%	$2,685	4.28%	$—	—	$12,944	3.69%
Mortgage-backed Securities	28	2.02%	—	—	—	—	1,790	5.34%	1,818	5.18%
State & Political subdivisions	486	2.57%	—	—	—	—	—	—	486	2.57%
Preferred Stock	—	—	—	—	—	—	148	7.44%	148	7.44%
Corporate Bonds	—	—	—	—	24	6.71%	1,792	1.34%	1,816	1.41%
Total Available for Sale Securities	$6,419		$4,354		$2,709		$3,730		$17,212	3.61%

Held to Maturity Securities

US Government Agencies	$7,210	3.22%	$8,346	0.05%	$5,619	5.94%	$975	5.73%	$22,150	4.56%
Mortgage-backed Securities	—	—	3,158	3.33%	16,400	4.10%	21,322	4.29%	40,880	4.14%
State & Political subdivisions	—	—	—	—	3,520	5.45%	5,028	6.13%	8,548	5.37%
Corporate Bonds	250	6.02%	787	0.07%	—	—	—	—	1,037	6.39%
Total Held to Maturity Securities	$7,460		$12,291		$25,539		$27,325		$72,615	4.50%
Total Investment Securities	$13,879		$16,645		$28,248		$31,055		$89,827	4.33%

Table 6 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of June 30, 2006		As of June 30, 2005		As of December 31, 2005
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans
			(Dollars in thousands)

Commercial and Industrial	$16,499	5.87%	$15,296	7.58%	$15,901	6.49%
Real Estate:
Commercial	95,968	34.17%	89,251	44.22%	97,458	39.75%
Residential	24,701	8.79%	9,830	4.87%	15,542	6.34%
Construction and Land Development	109,257	38.90%	52,538	26.03%	78,417	31.98%
Total Real Estate	229,926	81.86%	151,619	75.11%	191,417	78.07%

SBA / USDA Loans	16,202	5.77%	21,275	10.54%	17,990	7.34%
Consumer loans	18,263	6.50%	13,660	6.77%	19,877	8.11%
Gross Loans	280,890	100.00%	201,850	100.00%	245,185	100.00%

Less:
Allowance for Loan Losses	3,004		1,986		2,655
Net Unearned Loan Fees/Costs	501		985		356
Net Loans	$277,385		$198,879		$242,174

Table 7 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended		For the YTD Periods Ending,
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
(Dollars in thousands)

Allowance at the beginning of the period	$3,128	$1,800	$2,655	$1,586

Charge-offs:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	—	—
SBA/USDA	—	—	—	—
Real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Charged-Off	—	—	—	—

Recoveries:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	—	—
SBA/USDA	—	—	—	—
Real estate loans	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Recovered	—	—	—	—

Net loan charge offs	—	—	—	—

Provision (recapture) charged to expense	(124)	186	349	400

Balance	$3,004	$1,986	$3,004	$1,986

Average gross loans outstanding during period	$274,080	$187,683	$266,127	$176,424
Gross loans outstanding at end of period	$280,890	$201,850	$280,890	$201,850

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	1.07%	0.98%	1.07%	0.98%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a	n/a	n/a

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

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 200 basis points	$1,263	0.32%
Up 100 basis points	$659	0.17%
Down 100 basis points	$(892)	-0.23%
Down 200 basis points	$(2,300)	-0.59%

Table 10 – Capital Adequacy – Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$45,159	13.72%	$26,328	8.00%	NA	NA
Nevada Security Bank	$35,120	11.21%	$25,057	8.00%	$31,321	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$35,220	10.70%	$13,164	4.00%	NA	NA
Nevada Security Bank	$31,793	10.15%	$12,528	4.00%	19,746	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$35,220	8.39%	$16,784	4.00%	NA	NA
Nevada Security Bank	$31,793	8.42%	$15,097	4.00%	$18,871	5.00%

March 31, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$42,800	14.32%	$23,907	8.00%	NA	NA
Nevada Security Bank	$34,403	11.79%	$23,342	8.00%	$29,178	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$29,966	10.03%	$11,954	4.00%	NA	NA
Nevada Security Bank	$31,040	10.64%	$11,671	4.00%	17,507	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$29,966	8.05%	$14,895	4.00%	NA	NA
Nevada Security Bank	$31,040	8.56%	$14,501	4.00%	$18,126	5.00%

December 31, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$46,183	16.53%	$22,345	8.00%	NA	NA
Nevada Security Bank	$32,883	12.51%	$21,026	8.00%	$26,282	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$37,557	13.45%	$11,172	4.00%	NA	NA
Nevada Security Bank	$30,003	11.42%	$10,513	4.00%	15,769	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$37,557	10.06%	$14,929	4.00%	NA	NA
Nevada Security Bank	$30,003	8.96%	$13,400	4.00%	$16,750	5.00%

Table 11 – QUARTERLY DATA (UNADUDITED)

	2006		2005				2004
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$6,916	$6,184	$5,293	$4,643	$3,864	$3,366	$3,256	$2,683	$2,458	$2,139
Interest Expense	3,274	3,067	2,631	1,964	1,533	1,216	1,080	947	825	817
Net interest income	3,642	3,117	2,662	2,679	2,331	2,150	2,176	1,736	1,633	1,322

Provision for Loan Losses	(124)	473	377	292	186	214	167	207	170	220
Net interest income after Provision for Loan Losses	3,766	2,644	2,285	2,387	2,145	1,936	2,009	1,529	1,463	1,102

Non-interest income	249	221	153	376	97	146	98	45	122	155
Non-interest expenses	3,348	2,882	2,569	2,382	1,967	1,905	1,775	1,716	1,499	1,252

Income (Loss) before taxes	667	(17)	(131)	381	275	177	332	(142)	86	5

Provision (Benefit) for taxes	33	7	(710)	–	–	–	–	–	–	–

Net Income (Loss)	$634	$(24)	$579	$381	$275	$177	$332	$(142)	$86	$5

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	(83)	193	(144)	(88)	266	(225)	(117)	1,005	(1,409)	419

Comprehensive Income (Loss)	$551	$169	$435	$293	$541	$(48)	$215	$863	$(1,323)	$424

Earnings (loss) per common share:
Basic	$0.22	$(0.01)	$0.19	$0.13	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00
Diluted	$0.21	$(0.01)	$0.18	$0.12	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00

Table 12 - Operating Segment Information

Segment information is divided into the Parent, Bank and non-bank segments. Non-bank segments includes the Company's three 1031 qualified intermediary companies

.

	For the three months ending			For the six months ending			For the Three months ending		For the six months ending
	June 30, 2006			June 30, 2006			June 30, 2005		June 30, 2005
Condensed Income Statement	Parent	Bank	Non-Bank (a)	Parent	Bank	Non-Bank (a)	Parent	Bank	Parent	Bank
(in thousands - unaudited)

Net interest income	(139)	3,669	112	(281)	6,925	115	26	2,305	45	4,436
Provision for loan losses	–	(124)	–	–	349	–	–	186	–	400
Net interest income after provision for loan losses	(139)	3,793	112	(281)	6,576	115	26	2,119	45	4,036

Non interest income	52	156	41	99	319	52	45	52	34	209
Non interest expense	505	2,486	357	886	4,877	467	156	1,811	365	3,507

Net income (loss) before taxes and minority interest	(592)	1,463	(204)	(1,068)	2,018	(300)	(85)	360	(286)	738

Minority interests	(35)	–	–	(35)	–	–	–	–	–	–
Income tax expense (benefit)	(363)	498	(102)	(363)	505	(102)	–	–	–	–

Net income (loss)	(194)	965	(102)	(670)	1,513	(198)	(85)	360	(286)	738

Average Balance Sheet

Assets	48,073	378,317	42,424	46,208	370,794	N/A	27,449	271,155	27,464	260,352
Securities	3,132	87,958	–	2,827	86,630	N/A	1,244	63,202	1,324	64,808
Loans, net	–	270,430	–	–	262,760	N/A	–	163,538	–	152,324
Deposits	–	335,161	–	–	327,083	N/A	–	225,065	–	216,316
Borrowings	17,422	15,396	–	16,480	14,914	N/A	–	20,437	–	18,620
Shareholder's equity	31,190	32,132	390	30,011	31,526	N/A	27,564	24,699	27,494	24,561

(a) 1031 financial intermediary company's were acquired late in the first quarter and therefore YTD average balance information is

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date: January 19 2007	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date: January 19, 2007	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and accounting officer)