Form 10-Q/A
period 2006-09-30
BANK HOLDINGS
filed 2007-01-19
CIK 1234383

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

Explanatory Note

This Form 10-Q as previously filed, incorrectly reported the Consolidated Statements of Cash Flows. The “Net cash provided by operating activities” should include “Activities of trading securities, net” rather than this caption and the reported numerics having been placed in the “Net cash used in investing activities” as was previously reported. This reclassification changed “Net cash used in investing activities” for the periods September 30, 2006 and 2005, respectively, from ($85,070) and ($71,658) to ($82,401) and ($71,585) respectively. In addition, the “Net cash provided by operating activities” for the same periods, changed from $4,142 and $2,772, to $1,473 and $2,699 for September 30, 2006 and 2005, respectively.

Further, the previously filed Form 10Q did not disclose that there were no changes whatsoever in per share amounts reported for these or prior periods, neither were there any cumulative effects in earnings, earnings per share, retained earnings, equity, or net asset amounts

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

NOTE – This Form 10-Q as previously filed, incorrectly reported the Consolidated Statements of Cash Flows.  The “Net cash provided by operating activities” should include “Activities of trading securities, net” rather than this caption and the reported numerics having been placed in the “Net cash used in investing activities” as was previously reported.  This reclassification changed “Net cash used in investing activities” for the periods September 30, 2006 and 2005, respectively, from ($85,070) and ($71,658) to ($82,401) and ($71,585) respectively.  In addition, the “Net cash provided by operating activities” for the same periods, changed from $4,142 and $2,772, to $1,473 and $2,699 for September 30, 2006 and 2005, respectively.

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

	Quarter Ending September 30,	Nine Months Ending
	2005	September 30, 2005
Net Income:
As reported	$381	$833
Add: Stock-based employee compensation expense included in reported net income	14	42
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards	124	372
Pro-forma net income	$271	$503

Earnings per share
As reported
Basic	$0.12	$0.28
Diluted	$0.11	$0.24
Pro-forma
Basic	$0.09	$0.16
Diluted	$0.08	$0.15

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

Item 5.  Other Information

•                  None

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

	For the Quarter Ended September 30,			For the Quarter Ended September 30
	2006 (a,b,e)			2005 (a,b,e)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$20,247	$324	6.35%	$4,809	$50	4.12%
Securities	91,222	975	4.24%	62,963	531	3.35%
Equity	8,993	62	2.74%	2,807	21	2.97%
Total Investments	120,462	1,361	4.48%	70,579	602	3.38%

Loans: (c)
Commercial	14,909	242	6.44%	16,354	282	6.84%
Real Estate	240,744	5,333	8.79%	162,588	3,171	7.74%
Consumer	410	7	6.77%	637	(5)	-3.11%
Security Lines	23,838	571	9.50%	13,558	226	6.61%
SBA Loans Purchased	15,609	222	5.64%	20,326	367	7.16%
Other	181	—	0.00%	47	—	0.00%
Total Loans	295,691	6,375	8.55%	213,510	4,041	7.51%
Total Earning Assets	416,153	7,736	7.38%	284,089	4,643	6.48%
Non-Earning Assets	25,429			14,998
Total Assets	$441,582			$299,087
Liabilities and Shareholders' Equity
Interest Bearing Deposits:
NOW	$6,951	$16	0.89%	$7,754	$5	0.26%
Savings Accounts	127,314	1,283	4.00%	2,656	4	0.60%
Money Market	84,251	1,000	4.71%	124,911	1,051	3.34%
IRA's	1,086	9	3.29%	1,136	8	2.79%
Certificates of Deposit<$100,000	53,990	627	4.61%	47,344	442	3.70%
Certificates of Deposit>$100,000	36,752	408	4.40%	35,951	320	3.53%
Total Interest Bearing Deposits	310,344	3,343	4.27%	219,752	1,830	3.30%
Borrowed Funds:
Short term debt	19,983	228	4.53%	13,693	134	3.88%
Long term debt	15,729	284	7.16%	—	—	0.00%
Total Borrowed Funds	35,712	512	5.69%	13,693	134	3.88%
Total Interest Bearing Liabilities	346,056	3,855	4.42%	233,445	1,964	3.34%
Demand Deposits	52,108			35,580
Other Liabilities	2,459			1,095
Shareholders' Equity	40,959			28,967
Total Liabilities and Shareholders' Equity	$441,582			$299,087

Interest Rate Spread (d)			2.96%			3.15%

Interest Income/Earning Assets			7.38%			6.48%
Interest Expense/Earning Assets			3.68%			2.74%
Net Interest Income and Margin (f)		$3,881	3.70%		$2,679	3.74%

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

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2006 (a,b,e)			2005 (a,b,e)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$16,712	$669	5.35%	$5,358	$122	3.04%
Securities	92,666	2,837	4.09%	65,064	1,663	3.42%
Equity	5,449	111	2.72%	2,805	61	2.91%
Total Investments	114,827	3,617	4.21%	73,227	1,846	3.37%

Loans: (c)
Commercial	15,953	851	7.13%	15,457	752	6.50%
Real Estate	223,136	14,243	8.53%	139,853	7,721	7.38%
Consumer	505	33	8.74%	1,910	80	5.60%
Security Lines	19,749	1,342	9.09%	10,544	547	6.94%
SBA Loans Purchased	16,634	750	6.03%	21,132	927	5.87%
Other	113	—	0.00%	32	—	0.00%
Total Loans	276,090	17,219	8.34%	188,928	10,027	7.10%
Total Earning Assets	390,917	20,836	7.13%	262,155	11,873	6.06%
Non-Earning Assets	21,236			13,143
Total Assets	$412,153			$275,298
Liabilities and Shareholders' Equity
Interest Bearing Deposits:
NOW	$7,403	$41	0.74%	$6,899	$11	0.21%
Savings Accounts	81,353	2,389	3.93%	2,525	10	0.53%
Money Market	113,556	3,305	3.89%	121,677	2,692	2.96%
IRA's	1,135	28	3.30%	1,041	19	2.44%
Certificates of Deposit<$100,000	53,651	1,842	4.59%	33,263	840	3.38%
Certificates of Deposit>$100,000	37,803	1,188	4.20%	31,021	746	3.22%
Total Interest Bearing Deposits	294,901	8,793	3.99%	196,426	4,318	2.94%
Borrowed Funds:
Short term debt	18,715	642	4.59%	16,960	395	3.11%
Long term debt	15,509	761	6.56%	—	—	0.00%
Total Borrowed Funds	34,224	1,403	5.48%	16,960	395	3.11%
Total Interest Bearing Liabilities	329,125	10,196	4.14%	213,386	4,713	2.95%
Demand Deposits	40,539			32,959
Other Liabilities	8,693			962
Shareholders' Equity	33,796			27,991
Total Liabilities and Shareholders' Equity	$412,153			$275,298

Interest Rate Spread (d)			2.98%			3.10%

Interest Income/Earning Assets			7.13%			6.06%
Interest Expense/Earning Assets			3.49%			2.41%
Net Interest Income and Margin (f)		$10,640	3.64%		$7,160	3.64%

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

	For the Quarter Ended September 30, 2006 vs. 2005 Increase (Decrease) Due to				For the Nine Months Ended September 30, 2006 vs. 2005 Increase (Decrease) Due to
	Volume	Rate	Rate and Volume (1)	Total Change	Volume	Rate	Rate and Volume (1)	Total Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$160	$27	$87	$274	$258	$93	$196	$547
Securities	239	143	64	446	706	326	143	1,175
Equity	46	(2)	(5)	39	58	(4)	(5)	49
Total Investment Income	445	168	146	759	1,022	415	334	1,771

Loans:
Commerical	(25)	(16)	1	(40)	24	73	2	99
Real Estate	1,525	430	207	2,162	4,597	1,203	722	6,522
Consumer	2	16	(6)	12	(59)	45	(33)	(47)
Security Lines	171	99	75	345	478	170	147	795
SBA Loans Purchased	(85)	(78)	18	(145)	(197)	25	(5)	(177)
Other	—	—	—	—	—	—	—	—
Total Loan Income	1,588	451	295	2,334	4,843	1,516	833	7,192

Total Interest Income	2,033	619	441	3,093	5,865	1,931	1,167	8,963

Interest Expense
Interest Bearing Deposits:
Now Accounts	(1)	12	—	11	1	27	2	30
Savings	189	23	1,067	1,279	312	64	2,003	2,379
Money market	(342)	431	(140)	(51)	(180)	846	(53)	613
IRA's	—	1	—	1	2	7	—	9
Certificates of deposit<$100,000	62	109	14	185	515	301	186	1,002
Certificates of deposit>$100,000	7	79	2	88	163	227	52	442
Total interest-bearing deposits	(85)	655	943	1,513	813	1,472	2,190	4,475

Borrowed Funds	215	62	101	378	402	301	305	1,008

Total interest expense	130	717	1,044	1,891	1,215	1,773	2,495	5,483

Net Interest Income	$1,903	$(98)	$(603)	$1,202	$4,650	$158	$(1,328)	$3,480

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company's non-interest income and expense for the periods indicated.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total
	(Dollars in thousands)				(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$56	10.47%	$51	13.56%	$164	16.32%	$150	24.23%
Other service charges, commissions and fees	35	6.54%	52	13.83%	104	10.35%	138	22.29%
Pre-underwriting fees	—	0.00%	—	0.00%	9	0.90%	25	4.04%
Bank owned life insurance	63	11.78%	232	61.70%	195	19.40%	232	37.48%
Exchange fee income	237	44.30%	—	0.00%	289	28.76%	—	0.00%
Unrealized gains on trading securities	130	24.30%	46	12.23%	231	22.99%	43	6.95%
Gain on sale of Fixed Assets	—	0.00%	5	1.33%	2	0.20%	5	0.81%
Gain/(loss) on sale of investments	14	2.62%	(10)	-2.66%	11	1.09%	26	4.20%
Total non-interest income	535	100.00%	376	100.00%	1,005	100.00%	619	100.00%

As a percentage of average earning assets		0.52%		0.53%		0.52%		0.32%

Other Operating Expense:

Salaries and employee benefits	1,837	56.52%	1,231	51.68%	5,227	55.14%	2,823	45.14%
Occupancy costs	482	14.83%	382	16.04%	1,388	14.64%	1,135	18.15%
Advertising and marketing costs	121	3.72%	85	3.57%	337	3.55%	258	4.13%
Data processing costs	250	7.69%	155	6.51%	634	6.69%	599	9.58%
Deposit services costs	82	2.52%	69	2.90%	227	2.39%	190	3.04%
Loan servicing costs	2	0.06%	(6)	-0.25%	23	0.24%	(4)	-0.06%
Provision for undisbursed loan commitments	(37)	-1.14%	32	1.34%	62	0.65%	68	1.09%
Telephone and data communications	49	1.51%	47	1.97%	151	1.59%	119	1.90%
Postage	23	0.71%	11	0.46%	64	0.68%	33	0.53%
Legal and accounting and tax	134	4.12%	125	5.25%	397	4.19%	348	5.56%
Other professional services	123	3.78%	133	5.58%	384	4.05%	311	4.97%
Stationery and supplies	55	1.69%	22	0.92%	159	1.68%	80	1.28%
Other	129	3.97%	96	4.03%	427	4.50%	294	4.70%
Total non-interest expense	$3,250	100.00%	$2,382	100.00%	$9,480	100.00%	$6,254	100.00%

As a percentage of average earning assets		3.10%		3.33%		3.24%		3.19%
Net non-interest income/expense as a percentage of average earning assets		2.59%		2.80%		2.90%		2.87%

Efficiency ratio (a)		73.83%		77.84%		81.50%		80.72%

(a)  Represents non-interest expense as a percentage of net interest income and non-interest income excluding realized securities gains and losses.

Table 4 - Securities Available for Sale,  Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	September 30, 2006		September 30, 2005		December 31, 2005
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(Dollars in thousands)
Available for Sale

US Gov't agencies	$12,851	$12,535	$15,472	$15,108	$16,470	$16,000
Corporate bonds	2,870	2,839	693	674	1,032	1,006
State & political subdivisions	500	491	500	486	500	484
Preferred Stock	654	659			—	—
Mortgage-backed securities	1,819	1,780	2,334	2,321	2,064	2,022
Subtotal, Available for Sale	$18,694	$18,304	$18,999	$18,589	$20,066	$19,512

Held to Maturity

US Treasury and Government
Agency Securities	$27,198	$27,063	$11,208	$11,079	$20,740	$20,518
Mortgage-backed securities	38,178	37,201	37,891	37,176	40,873	39,783
Corporate bonds	1,038	1,059	1,282	1,330	1,284	1,310
State & political subdivisions	11,450	11,540	216	249	1,412	1,437
Subtotal, Held to Maturity	$77,864	$76,863	$50,597	$49,834	$64,309	$63,048

Fair value as a % of amortized cost of
Held to Maturity Securities		98.7%		98.5%		98.0%

Trading Securities
Equity Investments	3,618	3,952	1,013	1,161	1,141	1,283

Total Securities	$100,176	$99,119	$70,609	$69,584	$85,516	$83,843

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

Table 8 - Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the allocation of our allowance for loan losses by loan categories at the dates indicated.  e allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocatedo various loan categories as part of our process for evaluating the adequacy of the allowance for loan losses.

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

	Change in
(Dollars in thousands)	Net Interest	Percentage
	Income	Change
Scenario

Up 200 basis points	$1,351	0.32%
Up 100 basis points	$705	0.17%
Down 100 basis points	$(952)	-0.22%
Down 200 basis points	$(2,446)	-0.57%

Table 10 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$57,674	15.75%	$29,300	8.00%	NA	NA
Nevada Security Bank	$34,795	9.98%	$27,903	8.00%	$34,879	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$52,182	14.25%	$14,650	4.00%	NA	NA
Nevada Security Bank	$31,258	8.96%	$13,952	4.00%	20,927	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$52,182	12.00%	$17,400	4.00%	NA	NA
Nevada Security Bank	$31,258	7.87%	$15,891	4.00%	$19,863	5.00%

June 30, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$45,159	13.72%	$26,328	8.00%	NA	NA
Nevada Security Bank	$35,120	11.21%	$25,057	8.00%	$31,321	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$35,220	10.70%	$13,164	4.00%	NA	NA
Nevada Security Bank	$31,793	10.15%	$12,528	4.00%	19,746	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$35,220	8.39%	$16,784	4.00%	NA	NA
Nevada Security Bank	$31,793	8.42%	$15,097	4.00%	$18,871	5.00%

March 31, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$42,800	14.32%	$23,907	8.00%	NA	NA
Nevada Security Bank	$34,403	11.79%	$23,342	8.00%	$29,178	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$29,966	10.03%	$11,954	4.00%	NA	NA
Nevada Security Bank	$31,040	10.64%	$11,671	4.00%	17,507	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$29,966	8.05%	$14,895	4.00%	NA	NA
Nevada Security Bank	$31,040	8.56%	$14,501	4.00%	$18,126	5.00%

December 31, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$46,183	16.53%	$22,345	8.00%	NA	NA
Nevada Security Bank	$32,883	12.51%	$21,026	8.00%	$26,282	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$37,557	13.45%	$11,172	4.00%	NA	NA
Nevada Security Bank	$30,003	11.42%	$10,513	4.00%	15,769	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$37,557	10.06%	$14,929	4.00%	NA	NA
Nevada Security Bank	$30,003	8.96%	$13,400	4.00%	$16,750	5.00%

Table 11 -QUARTERLY DATA (UNAUDITED)

	2006			2005				2004
	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$7,736	$6,916	$6,184	$5,293	$4,643	$3,864	$3,366	$3,256	$2,683	$2,458	$2,139
Interest Expense	3,855	3,274	3,067	2,631	1,964	1,533	1,216	1,080	947	825	817
Net interest income	3,881	3,642	3,117	2,662	2,679	2,331	2,150	2,176	1,736	1,633	1,322

Provision for Loan Losses	247	(124)	473	377	292	186	214	167	207	170	220
Net interest income after Provision for Loan Losses	3,634	3,766	2,644	2,285	2,387	2,145	1,936	2,009	1,529	1,463	1,102

Non-interest income	535	249	221	153	376	97	146	98	45	122	155
Non-interest expenses	3,250	3,348	2,882	2,569	2,382	1,967	1,905	1,775	1,716	1,499	1,252

Income (Loss) before taxes	919	667	(17)	(131)	381	275	177	332	(142)	86	5

Income/Losses attributable to
Minority Shareholders	3	(35)	—	—	—	—	—	—	—	—	—

Provision (Benefit) for taxes	382	33	7	(710)	—	—	—	—	—	—	—

Net Income (Loss)	$534	$669	$(24)	$579	$381	$275	$177	$332	$(142)	$86	$5

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	186	(83)	193	(144)	(88)	266	(225)	(117)	1,005	(1,409)	419

Comprehensive Income (Loss)	$720	$586	$169	$435	$293	$541	$(48)	$215	$863	$(1,323)	$424

Earnings (loss) per common share:
Basic	$0.14	$0.20	$(0.01)	$0.19	$0.12	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00
Diluted	$0.13	$0.19	$(0.01)	$0.18	$0.11	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00

Table 12 - Operating Segment Information
Segment information is divided into the Parent, Bank and non-bank segments
 Non-bank segments includes the Company’s 1031 qualified intermediary companies.

	For the Three Months Ending September 30, 2006			For the Nine Months Ending September 30, 2006			For the Three Months Ending September 30, 2005		For the Nine Months Ending September 30, 2005
Condensed Income Statement	Parent	Bank	Non-Bank (a)	Parent	Bank	Non-Bank (a)	Parent	Bank	Parent	Bank
(in thousands - unaudited)

Net interest income	(76)	2,928	1,029	(357)	9,853	1,144	20	2,659	65	7,095
Provision for loan losses	—	247	—	—	596	—	—	292	—	692
Net interest income after provision for loan losses	(76)	2,681	1,029	(357)	9,257	1,144	20	2,367	65	6,403

Non interest income	132	154	249	231	473	301	35	341	69	550
Non interest expense	309	2,592	349	1,195	7,469	816	276	2,106	641	5,613

Net income (loss) before taxes and minority interest	(253)	243	929	(1,321)	2,261	629	(221)	602	(507)	1,340

Minority interests	3	—	—	(32)	—	—	—	—	—	—
Income tax expense (benefit)	(62)	416	28	(425)	921	(74)	—	—	—	—

Net income (loss)	(194)	(173)	901	(864)	1,340	703	(221)	602	(507)	1,340

Average Balance Sheet

Assets	59,049	398,527	48,909	50,860	380,140	N/A	28,107	296,372	27,681	272,497
Securities	3,755	89,094	—	3,140	87,460	N/A	991	61,900	953	63,828
Loans, net	—	295,691	—	—	276,090	N/A	—	202,427	—	170,920
Deposits	—	357,202	—	—	337,233	N/A	—	255,393	—	229,484
Borrowings	16,644	14,576	—	16,535	14,800	N/A	—	13,693	—	16,960
Shareholder’s equity	40,959	32,790	413	33,498	31,952	N/A	27,968	26,270	27,614	25,136

(a) two financial intermediary companies were acquired late in the first quarter of 2006 and therefore YTD average balance information is not meaningful.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS
Date:	January 19, 2007	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date:	January 19, 2007	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer (principal financial and accounting officer)