Form 10-K
period 2006-12-31
BANK HOLDINGS
filed 2007-04-02
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-50645

THE BANK HOLDINGS

(Exact name of Registrant as specified in its charter)

NEVADA	90-0071778
State of Incorporation	IRS Employer Identification No

Address of principal executive offices:	9990 Double R Boulevard, Reno, Nevada 89521

Registrant’s telephone number, including area code:	775-853-8600

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $0.01 Par Value
Securities registered pursuant to Section 12(g) of the Act:	Not Applicable
Name of Each Exchange on Which Registered:	NASDAQ Small Capital Markets

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or  Section 15(d) of the Act.  Yes  ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One)

Large Accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Act)

Yes ☐   No  ☒

For the year ending December 31, 2006 the Registrant’s revenues were $32,721,000.  As of March 21, 2007, the aggregate market value of the voting stock held by non – affiliates of the Registrant was approximately $83.0 million based on the NASDAQ closing price on that date of $18.60 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.  The number of shares of Common Stock of the registrant outstanding as of March 21, 2007 was 5,831,099 par value $0.01.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed with Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

This Annual Report and Form 10-K may be deemed to include forward looking statements, which management believes are a benefit to shareholders.  These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking and providing financial services and the strength of the local economies.  The word “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements.  Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially and adversely.  In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among other, the following possibilities:  (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets;  (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources;  (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged; and (7) the Company’s inability to realize the efficiencies it expects to receive from its investments in personnel and infrastructure.

ITEM 1.     BUSINESS

The Company

The Bank Holdings

The Bank Holdings is a bank holding company incorporated in Nevada on January 17, 2003 and registered under the Bank Holding Company Act of 1956, as amended.  We conduct banking operations through our principal subsidiary, Nevada Security Bank, a Nevada state-chartered commercial bank.  We and Nevada Security Bank are both headquartered in Reno, Nevada at 9990 Double R Boulevard.  We acquired all of the outstanding shares of Nevada Security Bank on August 29, 2003.  On November 6, 2006, the Company acquired through merger NNB Holdings, Inc. in Reno, Nevada and its subsidiary bank Northern Nevada Bank whose branches became part of Nevada Security Bank.

During the first quarter of 2006, the Company acquired two qualified intermediary companies, Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and 75% of Granite Exchange, Inc. which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  Rocky Mountain Exchange is located in Bozeman Montana, and Granite Exchange is headquartered in Roseville, California and has other sales offices in Hawaii and Las Vegas, Nevada.  Qualified intermediaries select the financial institution to hold depositor accounts created as part of the exchange transactions.  The exchange balances deposited into the Bank should increase the Bank’s core deposits, decrease the Bank’s loan to deposit ratio, and support future loan growth.  These subsidiaries have been consolidated on the Company’s books.

The Company’s other direct subsidiaries are The Bank Holdings Statutory Trust I, a Connecticut statutory trust which was formed in November, 2005 solely to facilitate the issuance of variable rate capital trust pass through securities and NNB Holdings Statutory Trust I which was formed in June 2005 as a subsidiary of NNB Holdings, Inc., and was acquired by the Company in the merger with NNB Holdings, Inc.  NNB Holdings Statutory Trust I is a Delaware Statutory Trust also formed to facilitate the issuance of capital trust pass through securities.  The additional regulatory capital generated through the securities has enabled the Company to follow previously established expansion plans without an impairment of risk-based capital ratios.  Pursuant to FASB Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), The Bank Holdings Statutory Trust I and NNB Holdings Statutory Trust I are not reflected on a consolidated basis in the financial statements of the Company.

The Bank Holdings has twelve full-time employees who are not also employees of Nevada Security Bank.  The Company exists primarily for the purpose of holding the stock of the Bank and of other such subsidiaries it may acquire or establish.  References herein to the “Company” include the Company and its consolidated subsidiaries, unless the context indicates otherwise.

The Company’s stock is traded on the NASDAQ Stock Market under the symbol TBHS, and as such the Company is subject to NASDAQ rules and regulations including those related to corporate governance.  The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”).  The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s common stock and short-swing profits rules promulgated by the SEC under Section 14 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

The Company’s strategy has been to profitably grow its business through internal growth and selective acquisitions.  We continue to look for profitable expansion opportunities in existing and contiguous markets.  At December 31, 2006, the Company had consolidated assets of $651.5 million, gross loans of $463.9 million, deposits of $497.0 million and shareholder’s equity of $73.6 million.

The Company’s principal sources of income are from interest earning assets held in portfolio, as well as dividends from the Bank, which are currently restricted, and the income from the qualified intermediary companies.  The Company intends to explore supplemental sources of income in the future.  The Company’s website is www.thebankholdings.com.

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge through the Company’s website (www.thebankholdings.com) as soon as reasonably practicable after the Company has filed the material with, or furnished it to, the Securities and Exchange Commission.  This information is also available at www.sec.gov, Bank Holdings CIK#000-1234383.

The 1031 Division

During March 2006, the Federal Reserve Board approved the Company’s acquisition of Rocky Mountain Exchange (formerly Big Sky Property Exchange) of Bozeman, Montana and Granite Exchange Inc., of Roseville, California.  These companies are qualified intermediaries under Section 1031 of the Internal Revenue Code.  The websites for these companies are: www.rockymountainexchange.com for Rocky Mountain Exchange and www.ges1031.com for Granite Exchange. These companies have eleven full time equivalent employees.

A qualified intermediary (“QI”) is the professional provider of the mandatory mechanics of a 1031 exchange.  The use of a qualified intermediary, as an independent party to facilitate a tax-deferred exchange, is a safe harbor established by Treasury Regulations.  These qualified intermediaries are frequently referred to as accommodators or exchange facilitators.  When the taxpayer engages the services of “QI” pursuant to an exchange agreement, the IRS does not consider the taxpayer to be in receipt of any funds from the transaction.  The sales proceeds go directly to the QI, which holds them until they are needed to acquire any replacement property.  The QI then delivers the funds directly to the closing agent who completes, generally with a title company, the deeding of the property directly to the taxpayer.  Without a QI, and pursuant to an exchange agreement, the IRS may not define a transaction as an exchange, thereby making it ineligible for tax deferment status.

The theory behind Section 1031 is that when a property owner has reinvested the sale proceeds into another property, the economic gain has not been realized in a way that generates funds to pay any tax.  This means that the taxpayers investment is still the same, only the form has changed (e.g. from a rental house to a rented six-unit apartment building).  Therefore, it would be unfair to force the taxpayer to pay tax on a “form, not substance”, transfer.  These like-kind exchanges under Section 1031 are tax deferred, not tax-free.  When the replacement property is ultimately sold, (not as part of another exchange) the original deferred gain, plus any additional gain realized since the purchase of the replacement property, is subject to tax.

The Company, through its 1031 Division, places funds that may be generated from such transactions, in the subsidiary bank, or in other financial institutions where at least a portion of such funds is guaranteed by FDIC insurance.  Such funds are of a short term (less than 180 days until maturity) nature, and are traditionally characterized as savings or money market deposits.

The address of the Company’s 1031 QI’s are as follows:

Rocky Mountain Exchange:	1087 Stoneridge Drive
Bozeman, Montana 59718
(866) 554-1031
Purchased: March 24, 2006

Granite Exchange:	1400 Rocky Ridge Drive, Suite 280
Roseville, California 95661
(877) 937-1031
Purchased: March 28, 2006

The Bank

Nevada Security Bank

Nevada Security Bank was incorporated under the laws of the State of Nevada on February 26, 2001, and was licensed by the Nevada Commissioner of Financial Institutions and commenced operations as a Nevada state-chartered bank on December 27, 2001.  The Bank’s website is: www.nevadasecuritybank.com.

Nevada Security Bank (NSB) operates from its head office in Reno.  Additional Reno branches are Moana and MaeAnne.  The Bank also has branch offices in Carson City, Sparks, and Incline Village, Nevada as well as Roseville, California.  Incline Village is located on the north shore of Lake Tahoe, Nevada, approximately 25 miles south of Reno, Nevada.  Roseville is located in the Sacramento, California environs, about 124 miles southwest of Reno, Nevada. That branch is separately branded as Silverado Bank, a division of NSB.  Silverado Bank also focuses on government guaranteed loans through the Small Business Administration, or SBA.  The addresses of our locations are as follows:

Northern Nevada

Main	9990 Double R Boulevard	Incline Village:	910 Tahoe Boulevard, Suite 101
Office:	Reno, Nevada 98521		Incline Village, Nevada 89451
	(775) 853-8600		(775) 832-8100
	Date of opening: 12/27/01		Date of opening: 3/6/02

MaeAnne	1680 Robb Drive	Spanish Springs:	150 Isidor Court #203
Reno:	Reno, Nevada 89523		Sparks, NV 89431
	(775) 746-9800		Phone: (775) 424-1500
	Date of opening: 10/11/04		Date of Opening: 3/27/06

Moana	3490 So. Virginia St.	Carson City:	3120 Highway 50 East #1
Reno:	Reno, Nevada 89502		Carson City, NV 89701
	(775) 689-6555		(775) 687-2323
	Date of Opening: 10/23/00		Date of Opening: 5/9/05

Operations	5450 Riggins Court #5
Center	Reno, Nevada
Reno:	(775) 689-6575
Date of Opening: 8/11/00

Northern California

Roseville:	2270 Douglas Blvd., Ste 220
Roseville, California 95991-4239
(916) 787-1900
Date of opening: 3/18/05

Rancho	2865 Sunrise Blvd. Ste 100
Cordova:	Rancho Cordova, CA 95742
Date of opening: Second quarter of 2007

As an independent community oriented commercial bank, Nevada Security Bank offers a full range of consumer and commercial banking services primarily to the business and professional community and individuals located in two primary areas; Washoe county and Carson City, Nevada and Placer County, California.  Nevada Security Bank has a full complement of lending activities, including commercial and industrial, real estate construction, real estate mortgage, as well as agricultural and consumer loans, with particular emphasis on short and medium-term obligations.  Nevada Security Bank’s loan portfolio is not concentrated in any one industry, although approximately 80% of Nevada Security Bank’s loans are secured by real estate.  A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate.

As of December 31, 2006, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of those areas was responsible, were as follows:  (i) loans secured by real estate 79.5%; (ii) commercial and industrial (including USDA) loans, 18.8%, and (iii) consumer loans 1.7%.  See Appendix 6 for further information.

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

As of December 31, 2006 the Bank had 9,512 deposit accounts with balances totaling approximately $447.0 million and as of December 31, 2005 4,196 deposit accounts with balances totaling approximately $338.2 million, compared to 3,549 deposit accounts with balances totaling approximately $188.3 million at December 31, 2004.  We attract deposits through our customer oriented product mix, competitive pricing, and convenient locations where all are provided with the highest level of customer service.  Further, we offer shared ATM and point-of-sale (POS) networks to allow customer access to national and international funds transfer networks, as well as remote capture devises to speed a customer’s deposit funding efficiency.

In addition to the loan and deposit services Nevada Security Bank also offers a wide range of specialized services designed to attract and meet the needs of commercial customers and personal account holders.  These services include cashiers’ checks, travelers’ checks and foreign drafts.  Nevada Security Bank does not operate a trust department; however, it has made an arrangement with a private trust company to offer trust services to its customers on request.  Most of Nevada Security Bank’s business originates from within Washoe and Douglas Counties, Nevada; however, Placer County, California is a substantial source of additional business through Silverado Bank, a division of Nevada Security Bank. Neither Nevada Security Bank’s business nor liquidity is seasonal, and there has been no material effect upon Nevada Security Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

The Company

The Company has not engaged in any material research activities relating to the development of new products or services during the last two fiscal years, however, a substantial investment of time and intellectual capital has been directed to the improvement of existing Bank services during the last twenty-four months.  Specifically, during 2006 we opened the Bank’s fourth branch in the Spanish Springs area.  In addition, we completed the purchase of Big Sky Property Exchange in Bozeman, Montana and the merger of Granite Exchange, LLC. into Granite Exchange Inc.; we acquired NNB Holdings, Inc. and its subsidiary bank Northern Nevada Bank.  We began the process to open a second branch office in the northern California market in Rancho Cordova which is anticipated to open during the second quarter of 2007.  Further, the officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, among which are “free checking” and more comprehensive electronic banking capabilities to enable the Bank to retain and improve its competitive position in its service areas.  During 2006 the Bank tested remote deposit capture for implementation and roll-out during 2007.  Other alternatives for future electronic banking delivery systems are currently being evaluated in an effort to keep pace with evolving technology, and to continue to provide superior service to our various individual customers and entities.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or cities in which we conduct business), franchises or concessions.  We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries, except as noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The amounts expended in compliance with new government and regulatory initiatives related to anti-terrorism, corporate responsibility, and customer privacy have substantially increased over the past few years, and the amount specifically related to Sarbanes-Oxley Section 404 compliance is expected to increase during 2007 and subsequent years.

Our mission is to be an organization of excellence by:

•              Providing quality banking products and services, offered personally and professionally;

•              Committing our resources, energy and leadership to our communities;

•              Creating value for our shareholders;

•              Conducting our business with integrity and respect for all; and

•              Fulfilling potential opportunities for growth and development.

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

Further, we expect to constantly refine and redefine our asset and liability portfolios through growth and product line diversification, increase our base of higher yielding assets as the economic cycle changes, and improve our efficiency ratio as we leverage our talents and capital.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines establishing safety and soundness standards for all insured depository institutions.  Thos guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure.  In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Competition

There are a large number of depository institutions including savings banks, commercial banks, and credit unions in the northern Nevada and the northern California counties in which the Company has offices.  The Bank, like other depository institutions, is operating in a rapidly changing environment.  Non-depository financial service institutions primarily in the securities and insurance industries, have become competitors for retail savings and investment funds.  Mortgage banking/brokerage firms are actively competing for residential mortgage business.  In addition to offering competitive interest rates, the principal methods used by banking institutions to attract deposits include the offering of a variety of services and convenient office locations and business hours.  The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, and the quality of service to borrowers and brokers.

Nevada Security Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are much larger than Nevada Security Bank.  As of June 30, 2006, the most recent date for which data is available from the FDIC, there were 85 banking offices, including 51 offices of three major chain banks (Bank of America, US Bank and Wells Fargo), operating within Nevada Security Bank’s primary market areas in Washoe County.  These three major chain banks were reported to have held 25.8% of the deposits in Washoe County at June 30, 2006. Further, the single Charles Schwab Bank NA, office alone holds an additional 56.2% of the county’s reported total deposits.   Nevada Security Bank’s share of such market at that date was reported to be 1.78% of the county’s $15.2 billion deposit base (4.06% exclusive of Schwab), as compared to 1.73% of the county’s $11.2 billion deposit base on June 30, 2005 (2.53% exclusive of Schwab), and compared to 0.73% of the county’s $9.2 billion deposit base at June 30, 2004.  At June 30, 2006 the Bank was the second largest independent bank headquartered in northern Nevada.  Of the $4.0 billion change in the county’s deposit base between June 30, 2005 and 2006, $3.8 billion or 95% was represented by the Schwab office.  There has been increased competition for deposit and loan business over the last several years as a result of deregulation.  Many of the major commercial banks operating in Nevada Security Bank’s market areas offer certain services, such as trust and international banking services, which Nevada Security Bank does not offer directly.  Additionally, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.  At December 31, 2006, the legal lending limit for Nevada Security Bank was approximately $16.8 million.

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

In addition to competition from insured depository institutions, principal competitors for deposits and loans have been mortgage companies, insurance companies, investment brokerage houses, credit card companies and even retail establishments offering investment vehicles such as mutual funds, annuities and money market funds, as well as traditional bank-like services such as check access to money market funds, or cash advances on credit card accounts.

In order to compete with the other financial institutions in its principal marketing areas, Nevada Security Bank relies principally upon local promotional activities, personal contacts by its officers, directors and employees, and close connections with its communities.

The Bank primarily targets its general commercial banking services to businesses, professional concerns, developers and individuals residing in or doing business in the greater Reno, Sparks, Carson City and Incline Village communities in northern Nevada, and the Roseville community in northern California.  As an independent community bank, management emphasizes quality service, efficiency and personal attention to the needs of its customers.  The Bank’s wide range of deposit accounts is designed to attract businesses, professionals and individuals as depositors.  Management has hired competent and professional banking staff in its branches to focus on the financial needs of its customers, and various promotional opportunities have been made available to customers through newspaper advertising and flyers.

The Bank’s full complement of lending products includes commercial lines of credit and term loans, credit lines to individuals, checking overdraft credit lines, professional loans, SBA loans, equipment loans, accounts receivable financing and real estate and construction loans. The Bank offers attractive and competitive programs for lot loans, owner-builders of personal residences, and commercial term real estate loan financing.  Consumer loans offered include auto loans, home improvement loans, and home equity lines of credit.  To accommodate borrowers with loan requests which exceed the Bank’s legal lending limit, the Bank has established participation arrangements with correspondent banks to facilitate approval and funding.  Management has hired a professional and competent lending staff comprised of numerous commercial and real estate lenders with substantial years of knowledge, experience and expertise in the northern Nevada and northern California markets.

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

In certain instances, we have been unable to compete for deposit acquisition business due solely to our lack of extensive and well known operating history.  In these situations, there are few alternatives available to us.  However, we may have other specialized services to overcome some objections to our relatively short five full years of operating history, such as those available from correspondent banks, the highly technological alternative delivery channels available through our website, and the ever-present capabilities of our well-seasoned and extraordinarily capable staff.

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

Subsequent Events

The Company declared a 5% stock dividend to shareholders of record February 15, 2007 with an ex-dividend date of February 13, 2007. For every 20 shares of common stock held, shareholders will receive one (1) additional share of common stock. No fractional shares will be issued; fractional shares will be rounded up to the nearest whole share. The transfer agent mailed certificates representing the 5% stock dividend on or about March 1, 2007.

In January 2007 the Company acquired an additional 5% of Granite Exchange, Inc. at a predetermined cost of $265,000 from one of its minority shareholders.  This transaction will increase the Company’s ownership to 80% and will allow the Company to include Granite Exchange in its consolidated tax returns.

Employees

As of December 31, 2006, the Company had 121 employees.  Of these, Nevada Security Bank has 109 employees, the 1031 division has eleven employees, and the parent has one full time employee.  On a full-time equivalent basis, the Company’s staff level was 115.7 at December 31, 2006, as compared to 57.2 at December 31, 2005 and 43.9 at December 31, 2004.  Staff was added during 2006 primarily due to the Company’s purchase of the 1031 companies, acquisition of NNB Holdings, Inc, and the addition of other professional staff at other locations.  None of our employees is represented by a union or covered by a collective bargaining agreement.  Management of the Company believes its employee relations are satisfactory.

Recent Accounting Pronouncements

FASB 159

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted under certain circumstances. Management is evaluating the impact this Statement may have on the Company’s financial statements.

FASB 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Management is evaluating the impact this Statement may have on the Company’s financial statements.

EITF 06-04

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. EITF 06-5 provides that in determining the amount recognized as an asset, a policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. The amount that could be realized should be calculated at the individual policy level and consider any probable contractual limitations, including the exclusion of any additional amounts paid for the surrender of an entire group of policies. The Issue is effective for fiscal years beginning after December 15, 2007. The banking subsidiary of the Company has life insurance arrangements.  We are currently evaluating the impact of adoption of this rule on the Company’s financial statements and results of operations.

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, expressing the staff’s view regarding the process of quantifying financial statement misstatements. SAB 108 requires that when quantifying misstatements for the purposes of evaluating materiality, the effects on both the income statement and balance sheet should be considered. The Company has evaluated the requirements of SAB 108, and we have determined that the adoption of these issues will not have a material impact on the Company’s financial statements or results of operations.

FASB FIN 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which provides clarification for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 31, 2006. Management does not believe that the implementation will have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHCA”) and is registered as such with the Federal Reserve Board.  A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries.  It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless its already owns a majority of the voting stock of that bank.

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

The Company, it’s qualified intermediary exchange companies and Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act.  This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.

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

The Bank

As a Nevada state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the Nevada Financial Institutions Division (the “FID”) and the FDIC.  In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board.  The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.  Supervision, legal action and examination of the Bank by the DFI and FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities.  As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on both loans and deposits.  The nature and impact of any future changes in monetary policies cannot be reasonably predicted.

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

The minimum required ratio of qualifying capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2006 and 2005, the Bank’s Total Risk-Based Capital ratios were

12.98% and 12.51%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.97% and 11.42%, respectively.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement risk-based capital guidelines.  Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans; federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant.  The Bank’s Leverage Capital Ratio was 8.04% and 8.96% on December 31, 2006 and 2005 respectively.  As of December 31, 2006, the Company’s leverage capital ratio was 9.85%, as compared to 10.06% at December 31, 2005.  Both of these ratios exceeded regulatory minimums, and since the most recent balance sheet date, management does not believe conditions or events have changed the institution’s category.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation–Capital Resources.  Risk–based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more proscribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories:  “well–capitalized” (Total Risk–Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk–Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk–Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; and Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk–Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; and Leverage Ratio of less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%).  A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions.  Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure.  In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and may institute enforcement proceedings if an acceptable compliance plan is not submitted.

Premiums for Deposit Insurance

The FDIC regulations also implement a risk–based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification.  Under this system, insured banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and each institution is also assigned to one of three supervisor groups based on the consideration of supervisory evaluations provided by the institutions primary federal regulator.  The supervisory evaluations include the results of examination findings by the primary regulator, as well as other information the primary regulator determines to be relevant.  In addition, the FDIC will take into consideration such other information (such as state examination findings, if appropriate) as it determines to be relevant to the institution’s financial condition and the risk posed to the Deposit Insurance Fund.  The three supervisory categories are:  1) financially sound with only a few minor weaknesses and generally corresponds to the primary federal regulators composite rate of “1” or “2” (Group A), 2) demonstrated weaknesses that could result in significant deterioration, and generally corresponds to the regulators composite rate of “3” (Group B), and 3) poses a substantial probability of loss, and generally corresponds to the regulator composite rate of “4” or “5” (Group C).  The current base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:

	Risk Category
	I *
	Minimum	Maximum	II	III	IV
Annual Rates (in basis points)	5	7	10	28	43

* Rates for institutions that do not pay the minimum or maximum rate will vary between these rates.

In general, while the FDIC’s Deposit Insurance Fund maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required.  In February 2006, the FDIC Reform Act of 2005 was signed into law.  Included in this legislation were provisions to merge the BIF and the Savings Association Insurance Fund into one fund (the “Deposit Insurance Fund”), increase insurance coverage for retirement accounts to $250,000 and index deposit insurance levels for inflation.

In addition, banks must pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.  This amount fluctuates but for the first quarter of 2007 was 1.22 cents per $100 of insured deposits.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods.  The CRA further requires the agencies to take into account a financial institution’s record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.  In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance—based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” or “substantial noncompliance.”

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

Regulation W

The Federal Reserve Board (“FRB”) on October 31, 2002 approved a final Regulation W that comprehensively implements sections 23A and 23B of the Federal Reserve Act.  Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates.  Regulation W unifies in one public document the FRB’s interpretations of sections 23A and 23B.  Regulation W had an effective date of April 1, 2003.

Regulatory Capital Treatment of Equity Investments

In December of 2001 and January of 2002, the OCC, the FRB and the FDIC adopted final rules governing the regulatory capital treatment of equity investments in nonfinancial companies held by banks, bank holding companies and financial holding companies.  The final rules became effective on April 1, 2002.  The new capital requirements apply symmetrically to equity investments made by banks and their holding companies in nonfinancial companies under the legal authorities specified in the final rules.  Among others, these include the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies (“SBICs”) granted by the Small Business Investment Act.  Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization’s level of concentration in equity investments increases.  The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization’s Tier 1 capital.  Equity investments through SBICs will be exempt from the new charges to the extent such investments, in the aggregate do not exceed 15 percent of the banking organization’s Tier 1 capital.  The new charges would not apply to individual investments made by banking organizations prior to March 13, 2000.  Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

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

The Trust Preferred Securities will be redeemable at the Company’s option on or after December 15, 2010.  In addition, the Trust Preferred Securities require quarterly distributions of interest by the Trust to the Holders of the Trust Preferred Securities at a floating rate equal to the three month London Inter-bank Offered Rate (“LIBOR”) plus 1.42%, which rate thereafter will be reset until maturity.

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

As a result of the purchase of and agreement with NNB Holdings, Inc. the Company acquired NNB Holdings Statutory Trust I which was formed in June 2005 to issue $5,155,000 of fixed/floating rate Cumulative Trust Preferred Securities, which are classified as junior subordinated debt.  The fixed rate of 5.95% began on the date of issuance and will end on (but not including) the interest payment date in June 2010, at which time the interest rate switches to a floating interest rate equal to the three month LIBOR plus 1.85%.  The acquired debentures will mature in 2035, but may be redeemed by the Company at its option at any time on or after June 15, 2010 with a payment of a premium as outlined in the indenture agreement.

Financial Services Regulatory Relief Act of 2006

In October 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the “Relief Act”). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends national banks regulations relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to such issues as loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. While it is too soon to predict the impact this legislation will have on us, we do not expect that our business, expenses, or operations will be significantly impacted.

FDIC Reform Act

On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) into law. The Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which the President signed into law on February 15, 2006, contains necessary technical and conforming changes to implement deposit insurance reform, as well as a number of study and survey requirements. The Reform Act provides for the following changes:

•      Merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF). This change was made effective March 31, 2006.

•      Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

•      Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).

•      Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.

1.               If the reserve ratio falls below 1.15 percent—or is expected to within 6 months—the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent generally within 5 years.

2.               If the reserve ratio exceeds 1.35 percent, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35 percent, unless the FDIC Board, considering statutory factors, suspends the dividends.

3.               If the reserve ratio exceeds 1.5 percent, the FDIC must generally dividend to DIF members all amounts above the amount necessary to maintain the DIF at 1.5 percent.

•                  Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

•                  Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.

The Federal Reserve Board in February 2006 approved a final rule that expands the definition of a small bank holding company under its Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies. The policy statement facilitates the transfer of ownership of small community banks by permitting debt levels at small bank holding companies that are higher than what would typically be permitted for larger small bank holding companies. In its revisions to the Policy Statement, the Federal Reserve Board has raised the small bank holding company asset size threshold from $150 million to $500 million and amended the related qualitative criteria for determining eligibility as a small bank holding company for the purposes of the policy statement and the capital guidelines.

The FDIC finalized its interim final rule, with changes, that amended its deposit insurance regulations to implement applicable revisions to the Federal Deposit Insurance Act made by the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005. The final rule provides for consideration of inflation adjustments to increase the current standard maximum deposit insurance amount of $100,000 on a five-year cycle beginning in 2010; increases the deposit insurance limit for certain retirement accounts from $100,000 to $250,000, also subject to inflation adjustments; and provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits. The final rule is effective on October 12, 2006.

The Board of Governors of the Federal Reserve System amended Regulation E, which implements the Electronic Fund Transfer Act, and the official staff commentary to the regulation, which interprets the requirements of Regulation E to become effective on July 1, 2006. The final rule provides that Regulation E covers payroll card accounts that are established directly or indirectly through an employer, and to which transfers of the consumer’s salary, wages, or other employee compensation are made on a recurring basis. The final rule also provides financial institutions with an alternative to providing periodic statements for payroll card accounts if they make account information available to consumers by specified means.

The federal financial regulatory agencies in September 2006 issued final guidance to address the risks posed by nontraditional residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest-only” mortgages and “payment option” adjustable-rate mortgages. These products allow borrowers to exchange lower payments during an initial period for higher payments later. The lack of principal amortization and the potential for negative amortization and features that compound risks (such as no document loans and simultaneous second mortgages) elevate the concern of the federal banking agencies for nontraditional mortgage products. The guidelines require depository institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity, to recognize that many nontraditional mortgage loans, particularly when they have risk-layering features, are untested in a stressed environment. The guidelines also express the need for depository institutions to have strong risk management standards, capital levels commensurate with the risk, an allowance for loan and lease losses that reflects the collectibility of the portfolio, and the need to make sure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice.

The federal financial regulatory agencies in December 2006 issued a new interagency policy statement on the allowance for loan and lease losses (ALLL) along with supplemental frequently asked questions. The policy statement revises and replaces a 1993 policy statement on the ALLL. The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions. The policy statement has also been revised to conform with generally accepted accounting principles (GAAP) and post-1993 supervisory guidance.

The 1993 policy statement described the responsibilities of the boards of directors, management, and banking examiners regarding the ALLL; factors to be considered in the estimation of the ALLL; and the objectives and elements of an effective loan review system, including a sound credit grading system. The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

The policy statement also restates that insured depository institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio, and that estimates of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. The policy statement states that prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate. The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation in December 2006 issued final guidance on sound risk management practices for concentrations in commercial real estate lending. The agencies observed that the commercial real estate is an area in which some banks are becoming increasingly concentrated, especially with small- to medium- sized banks that face strong competition in their other business lines. The agencies support banks serving a vital role in their communities by supplying credit for business and real estate development. However, the agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny, but such criteria are not limits on commercial real estate lending.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank, our qualified intermediary companies and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the Nevada legislature, the California, Hawaii and Montana legislatures and other governmental bodies in the future.  Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject the Company to increased regulation, disclosure, and reporting requirements.  In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation.  It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Other Information Concerning the Company

The Company holds no material patents, trademarks, licenses, franchises or concessions.  No expenditures were made by the Company since inception on material research activities relating to the development of services or the improvement of existing services.  Based upon present business activities, compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings or competitive position of the company.

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

The public may also obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  An electronic version of our filings may be viewed at the SEC’s website: www.sec.gov, CIK #1234383.  Additionally, this site also provides access to any other report or other information we file with the SEC.

Accounting for Goodwill

Goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in our acquired businesses.  Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with SFAS No. 142.  The Company performs this annual test generally as of October 1 of each year.  Evaluations are also performed on a more frequent basis if events or circumstances indicate an impairment could have taken place.  Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment and a decision to change the operations or dispose of a reporting unit.

The first step in this evaluation process is to determine if a potential impairment exists in any of the Company’s reporting units and, if required from the results of this step, a second step measures the amount of any impairment loss.  The computations required by steps 1 and 2 call for us to make a number of estimates and assumptions.  In completing step 1, we determine the fair value of the reporting unit that is being evaluated.  In determining the fair value, we generally calculate value using a combination of up to three separate methods:  comparable publicly traded financial service companies in the Western states; comparable acquisitions of financial services companies in the Western states; and, the discounted present value of management’s estimates of future cash or income flows.  Critical assumptions that are used as part of these calculations include:

•                  selection of comparable publicly traded companies, based on location, size and business composition;

•                  selection of comparable acquisition transactions, based on location, size, business composition and date of transaction;

•                  the discount rate applied to future earnings, based on an estimate of the cost of capital;

•                  the potential future earnings of the reporting unit;

•                  the relative weight given to the valuations derived by the three methods described.

If step 1 indicates a potential impairment of a reporting unit, step 2 requires us to estimate the “implied fair value” of the reporting unit.  This process estimates the fair value of the unit’s individual assets and liabilities in the same manner as if a purchase of the reporting unit were taking place.  To do this we must determine the fair value of the assts, liabilities and identifiable intangible assets of the reporting unit based upon the best available information. If the value of goodwill calculated in step 2 is less than the carrying amount of goodwill for the reporting unit, an impairment is indicated and the carrying value of goodwill is written down to the calculated value.

Since estimates are an integral part of the impairment computations, changes in these estimates could have a significant impact on any calculated impairment amount.  Factors that may significantly affect the estimates include, among other, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, changes in discount rate, changes in stock and mergers and acquisitions market values and changes in industry or market sector conditions.

During the first quarter of 2007, we performed our annual goodwill impairment evaluation for the entire organization effective December 31, 2006.  Step 1 was performed by using both market value and transaction value approaches for all reporting units and, in certain cases; the discounted cash flow approach was also used.  In the market value approach, we identified a group of publicly traded banks that are similar in size and location to our subsidiary bank and then used valuation multiples developed from the group to apply to our subsidiary companies.  In the transaction value approach, we reviewed the purchase price paid in recent mergers and acquisitions of banks similar in size to our subsidiary companies.  From these purchase prices we developed a set of valuation multiples, which we applied to our subsidiary companies.  In instances where the discounted cash flow approach was used, we discounted projected cash flows to their present value to arrive at our estimate of fair value.

Upon completion of step 1 of the evaluation process, we concluded that no potential impairment existed for any of the Company’s reporting units.  In reaching this conclusion, we determined that the fair values of goodwill exceeded the recorded values of goodwill.  Since this evaluation process required us to make estimates and assumptions with regard to the fair value of the Company’s reporting unites, actual values may differ significantly from these estimates.  Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Company’s results of operations and the business segments where the goodwill is recorded.  However, had our estimated fair values been 10% lower, there would still have been no indication of impairment for any of our reporting units.

In November 2006 the Company completed its merger with NNB Holdings, Inc. which results in an increase in goodwill of approximately $23 million.  The goodwill will be evaluated for impairment as part of the Company’s 2007 annual goodwill impairment evaluation.

ITEM 1A.               RISK FACTORS

This Annual Report on Form 10-K includes forward-looking statements and information and is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements (which involve The Bank Holdings’ (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

In addition, our business exposes us to certain risks.  The factors contained below, among others, could cause our financial condition and results of operations to be materially and adversely affected.  If this were to happen, the value of our common stock could decline, perhaps significantly.

•     changes in the extensive laws, regulations and policies governing financial institution holding companies and their subsidiaries could alter our business environment or affect our operations;

•                  general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses or a reduced demand for credit or fee—based products and services;

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

You should not place undue reliance on any forward—looking statements.  Forward—looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events except to the extent required by federal securities laws.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no comments received from Securities and Exchange Commission staff regarding our periodic or current reports that are unresolved.

ITEM 2.     PROPERTIES

The Company currently operates from ten locations, the principal location being 9990 Double R Boulevard, Reno, Nevada, 89521 where the administrative functions and regular branch activities of the bank occur.  The Bank Holdings is also located at this address.  Company facilities are of various ages and correspondingly require different levels of maintenance.  All are suitable and adequate for their intended use.

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

Nevada Security Bank’s MaeAnne office in Northwest Reno operates in approximately 3,500 square feet in a newly constructed free standing building in the McQueen’s Crossings shopping center development.  Nevada Security Bank occupies this facility under a lease agreement dated October 7, 2003 within a land area of about 46,000 square feet.  The location consists of a building, three drive-up lanes, one of which houses an ATM, and one bypass lane.  The term of the lease is twenty years, commencing October 11, 2004, with two ten year extensions available if the tenant is not in default under the terms of the lease.  The lease payment under this agreement is approximately $11,250 per month for the first five years, with escalations thereafter.

The Bank also occupies the former head office location of Northern Nevada Bank, acquired on November 6, 2006.  This property is owned by the Bank and includes a 10,784 square foot two story building on a site area of .99 acres at 3490 S. Virginia Street, Reno, NV 89505.  This property was originally one story of 5,064 square feet, but was improved during 2004 to add a 5,720 square foot two story addition.  The property was appraised in December 2006 at $2.6 million and is used as a retail banking facility.

The second branch acquired during November, 2006 is the Carson office, located at 3120 Highway 50 East #1, Carson City, NV  89706.  This facility is 2,552 square feet operating under a five year triple net lease which was signed on June 14, 2004 and commenced on May 1, 2005.  The lease has two five year extension provisions, and common area operating costs are based on a 16% factor.  The rent was established at $4,721.20 per month with a $0.10 per square foot increase on the 25th month of the term, and another such increase on the 49th month of the term.

The third location acquired is the Information Technology and Operations Center, located at 5450 Riggins Court, Suite 5, Reno, NV  89515.  The facility is 5,138 rentable square feet with approximately 3,500 square feet used for operations and 1,600 square feet used as warehouse storage.  The lease is dated August 11, 2000 and extends for ten years with a base rate of $0.65 per square foot.  The property has an annual CPI adjustment commencing September 1 of each year, based on the San Francisco — Oakland California regional area index as published by the BLS.  There are two five year options to renew, within the body of the agreement, which is a triple net lease with a CAM charge base of 16.6%.

Additionally, in the acquisition, the Bank became the owner of a 2.41 acre vacant lot located in Sparks, NV.  This parcel is located adjacent east of Queens Way Lane with approximately 534 feet of frontage on Pyramid Highway, north of McCarran Blvd.  The property is zoned PO — professional office and is considered to be an infill site, as most of the surrounding land has been developed.  During December 2006 the property was appraised for $1.6 million.

The Spanish Springs branch office in Sparks, Nevada opened late in the first quarter of 2006, in a temporary location. The permanent location has been delayed due to site completion activities.  When open it will be housed in a free standing building in a shopping center development, which is currently pending governmental site development approval.  This temporary lease site is for one year, is dated February 1, 2006 for 1471 rentable square feet with six months at $2,353.60 per month base rent and months 7 - 18 on a month to month at the same rate.

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

A further branch of Silverado Bank is in the process of being established at 2865 Sunrise Blvd, Suite 100, Rancho Cordova, CA.  The property has 7,500 rentable square feet in a two story building under a five year term which lease is dated May 5, 2006, however, which is expected to commence in April, 2007, due to permitting and remodeling delays.  The base rent is established at $1.40 per square foot, with an annual $0.05 per foot escalation and a tenant pro rata CAM base of 16.66%.  The agreement has two five year option periods, subject to the tenant not being in default under any lease provisions.

Nevada Security Bank’s total occupancy expense for the years ended December 31, 2006 and 2005 was approximately $1,643,000 and $1,532,000 respectively.  Management believes that existing facilities are adequately covered by insurance and sufficient for our present purposes and anticipated growth in the foreseeable future.

The Company’s 1031 offices are operated as Rocky Mountain Exchange at 1087 Stoneridge Drive, Bozeman, Montana and Granite Exchange, Inc. at 1400 Rocky Ridge Drive, Suite 280, Roseville, CA.

The Bozeman, Montana property is newly constructed and operates under a three year lease dated October 11, 2006 for 954 rentable square feet.  Occupancy started in November 2006 under a triple net lease with an ability to extend for a five year period if tenant is not in default.  The lease payment under this agreement is $13.00 per square foot per year with no escalation, same pro-rata common area maintenance charges.

The Granite Exchange location is a new two story building constructed during 2005, commonly called the Rocky Ridge Corporate Center.  The property is 2,776 rentable square feet available under a five year lease dated April 12, 2005 with occupancy started August 2005.  The monthly rent per square foot is $2.35 with annual escalations of $0.05 per year, and monthly payments of pro-rata operating expenses.  The agreement has two available three year options to extend, provided tenant is not in default under any terms or conditions of occupancy.

The Company’s 1031 division occupancy expense for the year ended December 31, 2006 was approximately $114,000.  Management believes that such facilities as currently house these two subsidiary 1031 QI entities are adequately covered by insurance and sufficient for the present activities of the two operating units and their anticipated growth during the foreseeable future.

The Company maintains insurance coverage on all premises described above, and there are no known likely trends or uncertainties in future rent or amortization expense that could materially affect the Company’s cash flows.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No substantive matters were submitted to a vote of the security holders during the fourth quarter of the period covered by this report, except for the special shareholders meeting held on October 4, 2006 for the purpose of approving the purchase and merger transaction between NNB Holdings and its subsidiary Northern Nevada Bank, and the Bank Holdings and its subsidiary, Nevada Security Bank and other matters that may have properly come before the meeting.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)  Market Information

Between December 27, 2001 the date the Bank opened for business, and March 22, 2004, there were no trades in the Bank’s stock of which management is aware, and there appeared to be no active trading market.

The Company’s Common Stock was listed on the NASDAQ Small Cap Market on March 23, 2004.  Prior to that, Nevada Security Bank’s Common Stock was listed on the Over-The-Counter Bulletin Board (OTCBB).  Our Common Stock trades on the NASDAQ Stock Market® under the symbol TBHS and the CUSIP number of such common stock is 88331E104.

Calendar Quarter	Sale Price of the Company’s Common Stock (per share)		Approximate Trading
Ended	High	Low	Volume in Shares
March 31, 2004 (1)	$15.94	$13.24	319,770
June 30, 2004	16.90	13.50	217,439
September 30, 2004	17.24	15.50	51,343
December 31, 2004	20.70	15.75	97,508
March 31, 2005	20.47	17.55	114,194
June 30, 2005	19.48	16.10	173,475
September 30, 2005	19.48	18.10	302,974
December 31, 2005	18.95	17.24	255,136
March 31, 2006	17.35	17.23	78,875
June 30, 2006	18.09	18.09	141,411
September 30, 2006	17.85	17.74	151,531
December 31, 2006	18.71	18.10	122,468

 (1)  Trading commenced March 23, 2004.

THE BANK HOLDINGS
Total Return Performance

	Period Ending
Index	3/23/04	12/31/04	6/30/05	12/31/05	6/30/06	12/31/06
The Bank Holdings	100.00	142.76	134.34	136.50	137.50	137.59
SNL Bank Index	100.00	110.85	106.69	112.36	117.92	131.43
NASDAQ Composite	100.00	114.88	109.00	117.38	116.15	129.58
SNL <$500M Bank Index	100.00	109.64	108.70	116.08	119.64	121.95

Source: SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2007	www.snl.com

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

(b)  Holders

On March 21, 2007 total shareholders of record are 1,329.  There were approximately 591 individual shareholders while street name holders totaled about 738.

(c)  Dividends

As a bank holding company which currently has no significant assets other than our 100% ownership of Nevada Security Bank and our 100% ownership of Rocky Mountain Exchange as well as our 75% (during January 2007 this ownership was increased to 80%) ownership of Granite Exchange, our ability to pay cash dividends depends upon the dividends we receive from our subsidiaries.  The dividend practice of Nevada Security Bank and our QI’s, like our dividend practice, will depend upon their earnings, financial condition and other relevant factors, including applicable regulatory orders and restrictions with respect to dividends.

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

During the first quarter of 2007, the Company declared a five percent (5%) stock dividend payable to shareholders as of February 15, 2007.  The Company previously declared a five percent (5%) stock dividend during 2005 payable to shareholders as of December 8, 2005.

Shareholders are entitled to receive dividends only when and if declared by our board of directors and we have no intention to pay cash dividends in the foreseeable future.  Instead, any earnings which may be generated will be retained for the purpose of increasing our capital and reserves in order to facilitate growth.

During any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources”).

(d)  Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006, with respect to options outstanding and available under our Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	659,935	$12.83	483,769
Equity compensation plans not approved by security holders	—	—	—

Total	659,935	$12.83	483,769

ITEM 6.  SUMMARY SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2006	2005 (1)	2004	2003	2002
	(Dollars in thousands, except per share data)
Condensed Income Statement
Interest Income	$31,039	$17,166	$10,536	$5,250	$1,948
Interest Expense	15,083	7,344	3,669	1,893	759
Net Interest Income	15,956	9,822	6,867	3,357	1,189
Provision for Loan Losses	771	1,069	764	602	220
Non-interest income	1,682	772	420	893	77
Non-interest expense	13,582	8,823	6,242	4,213	2,811
Attributable to minority shareholders	127	—	—	—	—
Provision for income taxes	1,075	(710)	—	—	—
Net Income (Loss)	$2,083	$1,412	$281	$(565)	$(1,765)

Period End Data
Assets	651,540	384,632	246,842	166,149	79,676
Loans, gross	463,859	245,185	160,708	82,671	25,005
Securities	92,927	83,821	69,128	74,763	47,992
Deposits	496,997	338,198	188,341	148,747	67,270
Other borrowed funds	60,149	15,464	30,500	6,125	15
Shareholders’ Equity	73,456	28,702	27,376	10,853	11,995

Average Balance Sheet
Assets	452,179	293,580	233,439	121,017	46,903
Loans, gross	308,411	201,267	122,454	50,214	8,318
Securities	91,736	69,668	90,242	59,998	25,333
Deposits	359,932	245,322	199,305	108,163	34,209
Shareholders’ Equity	41,256	28,061	23,090	11,188	12,573

Asset Quality
Non-performing assets (2)	549	—	—	—	—
Allowance for loan losses	5,430	2,655	1,586	822	220
Net Charge-offs	—	—	—	—	—
Non-performing assets to total assets	0.08%	—	—	—	—
Allowance for loan losses to loans	1.17%	1.08%	0.99%	0.99%	0.88%
Net Charge-offs to average loans	—	—	—	—	—

Per Common Share
Basic income (loss) per share	0.51	0.45	0.10	(0.36)	(1.14)
Diluted income (loss) per share	0.49	0.41	0.09	(0.36)	(1.14)
Book value per share at year end	12.62	9.19	9.21	7.72	8.53
Period end common outstanding *	5,831,099	3,280,479	3,120,947	1,476,227	1,476,227
Average shares outstanding - basic *	4,117,351	3,122,809	2,884,131	1,550,039	1,549,937
Average shares outstanding - diluted *	4,290,122	3,443,856	2,980,938	1,550,039	1,549,937

Financial Ratios
Return on average assets	0.46%	0.48%	0.12%	(0.47)%	(3.76)%
Return on average equity	5.05%	5.03%	1.22%	(5.05)%	(14.04)%
Net interest margin (3)	3.81%	3.49%	3.12%	2.91%	2.65%
Tier 1 leverage capital ratio	9.85%	10.06%	11.01%	7.06%	15.17%

* Adjusted for Stock Dividends of February 15, 2007 and December 28, 2005

(1)  The Company removed the valuation allowance on deferred tax assets, and incurred franchise taxes on its allocated California income.

(2)  Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status, and other real estate owned.

(3)  Net interest income calculated on a fully taxable equivalent basis divided by average interest earning assets.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following provides Management’s comments on the financial condition and results of operations of The Bank Holdings and its subsidiaries.  Unless otherwise stated, “the Company” refers to this consolidated entity and “we” refers to the Company’s Management. You should read this discussion in conjunction with the Company’s Consolidated Financial Statements and the notes to the Consolidated Financial Statements.

The “summary selected consolidated financial data” that preceeds is derived from the audited Consolidated Financial Statements of the Company and from our internal accounting system.  The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents management’s analysis of the financial condition and result of operations of The Bank Holdings, Nevada Security Bank, and the Company’s 1031 QI division, for each of the periods ended December 31, 2006, 2005, and 2004 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with the financial statements of The Bank Holdings, Nevada Security Bank, and the 1031 division, and the notes related thereto which appear elsewhere in this document.

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

Allowance for Loan Losses

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors.  Qualitative factors include the general economic conditions in our multi-state locations, and in particular, the state of certain industries in northern Nevada and northern California. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As we add new products and increase the complexity of our loan portfolio, we enhance our methodology accordingly.  Management may report a materially different amount for the provision for loan losses in the statement of operations to change the balance of the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes presented elsewhere herein as well as the portion of this Management’s Discussion and Analysis section entitled “Provision for Loan Losses” and “Allowance for Loan Losses”. Although management believes the levels of the allowance as of December 31, 2006 and 2005 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Deferred Tax Assets

The Company’s deferred tax assets are explained in Note 9.  The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized.  If future income should prove non-existent or not sufficient to recover the amount of the deferred tax assets within the tax years to which they may be applied, the assets will not be realized and the Company’s net income will be reduced.

The Company’s pretax income for 2006 was $3.3 million, two times the net deferred tax asset of $1.7 million.  Consequently, the Company considers it more likely than not that the Company will be able to utilize the deferred tax assets in the normal course of business.

Goodwill and other intangible assets

The Company has recorded approximately $31 million in goodwill and other intangible assets arising from business combinations.  The Company must assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating cash flows for future periods, preparing unit to which the goodwill is allocated.  If the future cash flows were materially less than the estimates, the Company would be required to take charge against earnings to write down the asset to the lower fair value.  Goodwill and other intangible assets were not impaired as of December 31, 2006 or 2005.

Business Combinations

Assets and liabilities acquired in business combinations are recorded at fair value.  The Company uses a variety of methodologies to estimate these fair values.  In general the methodologies are the same as those used in determining the fair value of assets and liabilities as are described in Note 16.  The fair value of most financial assets and liabilities are determined by discounting the anticipated cash flows from or for the instrument using current market rates applicable to each category of instrument.  Where market quotes may be available as in the case of securities, these are used in reference to estimates determined by discounting cash flows.  Because the excess of consideration paid in the business combination over the fair value of the net assets is recorded as goodwill, errors in the estimation process of the fair value of acquired assets and liabilities will result in an overstatement or understatement of income and expenses and, in the case of an overstatement of goodwill, could make the Company more subject to an impairment charge when the overstatement is discovered in its annual assessment for impairment.

Estimates of the fair value of assets

Certain assets of the Company are recorded at fair value, or the lower of cost or fair value.  In some cases, the fair value used is an estimate.  Included among these assets are securities that are classified as available-for-sale, goodwill and other intangible assets, and other real estate owned and impaired loans.  These estimates may change from period to period as they are impacted by changes in interest rates and other market conditions.  Losses not anticipated or greater than anticipated could result if the Company were forced to sell one of these assets and discovered that its estimate of fair value had been too high.  Gains not anticipated or greater than anticipated could result if the Company were to sell one of these assets and discover that its estimate of fair value had been too low.

OVERVIEW

The Company earns income from two primary sources; net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges and fees charged for services provided, less the operating costs of providing the full range of banking and other financial services to our customers.  Income on bank owned life insurance and pre-underwriting loan fees, gains on sale of securities and unrealized gains or losses on the Company’s trading account comprise other primary areas of non-interest income.

Summary: Results of Operations 2006 Over 2005

As previously noted and also as reflected in the Consolidated Statements of Operations, for the year ended December 31, 2006, the Company generated after tax net income of approximately $2.1 million and for the years ended December 31, 2005 and 2004, the Company generated net income of approximately $1.4 million, and approximately $281,000, respectively.  Basic and diluted earnings per share for the year ended December 31, 2006 was $0.51 and $0.49 compared with basic and diluted earnings per share of $0.45 and $0.41 for the year ended December 31, 2005.  The Company’s annual return on average equity was 5.05% and annual return on average assets was 0.46% for the year ended December 31, 2006, compared to 5.03% and 0.48% respectively, for the same period of 2005.  There were a number of monetary and non-monetary events that occurred during 2006 that had an impact on the reported performance of the Company.  The monetary events that resulted in significant changes in the Company’s reported performance include the substantial growth of assets under management, the increase in short term funding costs during the past year, being in a fully taxable position this year as compared to the removal of a valuation allowance against deferred tax assets during 2005 and the addition of $42.9 million in new capital for the Company.  The significant non-monetary events include the acquisition of the 1031 financial intermediaries during the first quarter of 2006 and the purchase and merger with NNB Holdings and Northern Nevada Bank in November of 2006.  In addition, we opened a new branch office in Sparks, Nevada, and have an approved but unopened office in Rancho Cordova, CA. which is scheduled to open during the second quarter of 2007.  The Company in conjunction with the purchase and merger of NNB Holdings and Northern Nevada Bank also converted its data processing structure from a service bureau to an in-house processing system.

The primary drivers behind the variance in net income for the year of 2006 relative to 2005 are as follows:

•     Net interest income after provision for loan losses increased by $6.4 million or 73.5%, due primarily to an increase of $60.8 million more of average interest earnings assets than average interest paying liabilities.  Average earning assets increased $137.2 million or 48.8%.  Average interest bearing liabilities increased $80.1 million or 28.9%.

•     The Company recorded $448,000 in exchange fee income and there was no similar item in 2005.

•     Unrealized gains on trading equities amounted to $443,000 for 2006 compared to $47,000 for the year of 2005.

•     Salaries and benefits increased $3.4 million or 80.4%.  This increase reflects the additional FTE staff in 2006 compared to 2005.

•     Occupancy expenses increased $389,000 or 25.4% due to the acquisition of the 1031 intermediaries, the merger with NNB Holdings, Inc and the opening of another branch during 2006.

•     Data processing costs increased $227,000 or 31.0%, due to the merger with NNB and the transition to in-house data processing versus using a service bureau.

•     All other expenses increased $748,000 or 32.0%.

•     The Company’s weighted average prime rate for the years 2006, 2005 and 2004 was 7.96%, 6.19%, and 4.34%, respectively.

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

The Company’s income from operations was approximately $1.4 million for the year ended December 31, 2005 as compared to $281,000 for the comparable period in 2004.  This was a change of approximately $1.1 million from the previous period.  The income per basic share was $0.45 for 2005, as compared to $0.10 for 2004.  The

Company’s return on averages assets (ROAA) was 0.48% and the return on average equity (ROAE) was 5.03%, as compared to 0.12% and 1.22% respectively, for 2004.

There were a number of monetary and non-monetary events that occurred during the year 2005 that had an impact on the reported performance of the Company.  The monetary events that prompted significant changes in the Company’s reported performance include the substantial growth of assets under management, the actions of the FOMC and the concomitant increases in short-term funding costs over the past year, the elimination of the allowance for deferred tax assets, and the addition of $15.5 million in trust preferred securities at the holding company level.  Significant non-monetary events include the opening of the Silverado Bank division in Roseville, California, the addition of executive compensation plans in the form of Bank Owned Life Insurance (“BOLI”) and the continued growth of personnel over the intervening year.  In addition, the Bank’s defense against the DOT1web allegations diverted management’s attention and added to professional expenses over 2005, such litigation expense did not continue beyond the first quarter of 2006.

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

The Company’s income from operations was approximately $281,000 for the year ended December 31, 2004 as compared to a loss of $565,000 for the comparable period of 2003.  This was a change of approximately $846,000 from the previous period.  The income per basic share was $.10 for 2004, as compared to a loss of $0.36 for 2003.  The Company’s return on average assets (ROAA) was .12% and the return on average equity (ROAE) was 1.22%, as compared to (0.47%) and (5.05%) respectively, for 2003.

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

Two other areas of influence included the purchasing of a California bank charter and the opening of the Bank’s third branch, and the costs incurred in each activity.  The most significant single event on the company’s activities for the year 2004 has to be the secondary offering and the initial public trading of the Company’s stock on NASDAQ.  Without the approximate $16 million of additional capital and the preparatory accounting, audit and legal costs, the Company would not have been enabled to continue along the path set for it by the organizers, board and management of the Company.

RESULTS OF OPERATIONS

2006 over 2005

A primary contribution to the Company’s improvement in earnings in 2006 when compared to 2005 was a $6.2 million increase in net interest income.  This was brought about by average earning assets being approximately 48.8% greater during 2006 over 2005, and the Company’s net interest margin increase of 32 basis points to 3.81% compared to 3.49% for the year of 2005.  The increase in the net interest margin was almost solely due to continuing increased volumes as rate and rate/volume changes nearly offset one another.

Another factor contributing to the Company’s earning improvement in earnings during 2006 compared with 2005 is an increase of $910,000 or 118% in non-interest income.  This increase is mostly due to the substantial increase in unearned income on trading equities which increased $396,000 over 2005 and exchange fee income of $448,000 for 2006 with no corresponding income category for 2005.  A reduction in the provision for loan losses of $298,000 or 27.9% when comparing 2006 to 2005 is also a factor in the yearly earnings improvement for the period ending December 31, 2006.  The provision is determined pursuant to a quarterly comprehensive analysis of the allowance for loan losses.  The allowance is described in more detail in the Allowance for Loan Losses discussion section and (see Appendix 8 & 9) herein.

Several factors mitigated the improved earnings discussed above.  These factors include the increase in non-interest expenses due to the continued internal growth of the Company and the acquisitions made during the year.  Non-interest expense for the year ending December 31, 2006 was $13.6 million, an increase of $4.8 million or 54.6%.  In addition, the Company has reported a provision for income taxes of $1.1 million for the year ended 2006 as compared to a tax benefit of ($710,000) for the year of 2005.

2005 over 2004

The Company’s net income for the year ended December 31, 2005 was $1.4 million as compared to $281,000 for the year ended December 31, 2004.  The Company’s basic income per share for the twelve months ended December 31, 2005 was $.47 as compared to $.11 per share for the prior year ended December 31, 2004, while the Company’s return on average equity was 5.03% and 1.22% for the same periods, and return on average assets was 0.48% and 0.12%, respectively for 2005 and 2004.

The primary contribution to the Company’s earnings improvement in 2005 when compared to 2004 was a $3.0 million increase in net interest income.  This was brought about by average earning assets approximately 28% greater than the prior period, and the Company’s net interest margin increase of 37 basis points to 3.49% for 2005, from 3.12% for the year ended December 31, 2004.  The increase in the net interest margin was due more to continuing increased volumes and a redistribution of assets held, rather than any marked increase in interest earned on investment or loan portfolio assets.  The second most notable area of change in the Company’s reported results when one compares 2005 to 2004 is the removal of the valuation reserve in the Company’s deferred tax asset.  The Company’s prior tax-loss carry-forwards have been substantially decreased by the results of 2005 operations.  However, the lack of historical loan losses has impaired the Company’s ability to recognize the tax effect of the provisions for loan losses, and as a result a substantial deferred tax asset remains on the books and records of both the Bank and the Company.

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

While the Company had a tax loss carry forward on a consolidated basis, the valuation allowance was removed from the Company’s deferred tax assets and net tax benefits in the amount of ($710,000) were recorded for the year of 2005.

2004 over 2003

The Company’s net income for the year ended December 31, 2004 was $281,000 as compared to the loss of $565,000 for the year ended December 31, 2003.  The Company’s basic income per share for the twelve months ended December 31, 2004 was $0.10 as compared to a loss of $0.36 per share for the prior year ended December 31, 2003.

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

There were a number of events that occurred during the year 2004 that had an impact on the financial performance of the company.  The first event was the repositioning of the balance sheet in preparation for the implementation of the Emerging Issues Task Force Issue no. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (OTTI) as it relates to FASB 115 Accounting for Certain Investments in Debt and Equity Securities.  As the Company’s subsidiary, Nevada Security Bank  had been in existence for only three years on that date and had placed excess funds in an investment portfolio purchased during a low ebb in the interest rate cycle which we anticipated would be reduced in an orderly fashion through the reduction of Available-for-Sale securities to fund loan growth.  By this orderly sale of investment volumes matched to loan growth volumes, the Bank’s loss on sale of debt securities in a rising interest rate environment would have been offset by a much higher reinvestment rate in approximately a concurrent quarterly period.  By this method, the Bank would not have excess idle funds, nor would it be unable to meet the usual and customary liquidity needs of a growing loan portfolio.

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

Non-interest income for the year ended December 31, 2004 was $473,000 lower than the year ended December 31, 2003, primarily due to the change from gains taken during 2003, to losses on sales of investment securities during 2004.  This decrease in non-interest income was coupled with a $2.0 million unfavorable variance in non-interest expenses, which negatively affected the Company’s net non-interest income.  As a portion of such expenses personnel costs increased $719,000 or 35.5% as the Company added more experienced management to its employee base along with the new Northwest branch, and occupancy expense rose by $434,000 or 48.4% as a result of the increased space for the Company’s headquarters, new branch office and the increased space for the loan production office when comparing results for the years ended December 31, 2004 to 2003.

At December 31, 2004, the Company had a tax loss carry forward on a consolidated basis, and no tax accrual or expense was recorded for the year then ended.

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

Rate/Volume Analysis

Net interest income can be evaluated from the perspective of relative dollars of change in each period.  Interest income and interest expense, which are the components of net interest income are shown in the following table on the basis of the amount of any increases (or decreases) attributable to changes in the dollar levels of the Company’s interest-earning assets and interest-bearing liabilities (“Volume”) and the yields earned and rates paid on such assets and liabilities (“Rate”).  The change in interest income and interest expense attributable to changes in both volume and rates has been allocated proportionately to the change due to volume and the change due to rate.

2006 over 2005

Net interest income before the provision for loan losses for the year ended December 31, 2006 was $16.0 million, as compared to $9.8 million for the same period in 2005.  This represents an increase of $6.2 million or about 63%.  As previously noted, net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings.  The amount by which interest income exceeds interest expense depends on two factors: the volume and mix of earning assets as compared to that of interest portfolios.  The Company’s net interest margin is the net interest income expressed as a percentage of earning assts.  The margin for 2006, 2005, and 2004, is reflected in Appendix 1 and reflects the changes in interest rates earned and rates paid on loans, investments, deposits, and borrowed funds held by the Company during the periods under review.

The Company’s net interest margin has been impacted by three over-riding conditions.  The first is the continued rising interest rate environment of the last year or so brought about the actions of the Federal Open Market Committee, the second has been the continued improving general economic conditions of the local and regional markets, and the third is the continuing extremely competitive loan and deposit pricing of the major banks in the Company’s market.  As a result, the Company’s net interest margin was 3.81%, and its interest rate spread was 3.19% for the year ended December 31, 2006.

The Company’s 4.30% earnings rate on its investment portfolio for the year ended December 31, 2006 as compared to 3.37% and 3.09% for the same periods in 2005 and 2004, respectively, was an increase of 93 basis points over 2005 or 27.6%.  This earning rate was favorably impacted by the increasing rate environment coupled with current period purchases, heavy refinancing in the mortgage backed portfolio, and the rising interest rates on liquid overnight funds sold on a daily basis.

The Company uses an effective tax rate of 37% in calculating the tax equivalent yield of its state, county, and municipal investment portfolio.  Approximately $14.6 million of the investment portfolio is comprised of tax exempt investments which is an increase of $14.3 million from the prior year.

The Company’s rates earned on its loan portfolio over the same periods increased 146 basis points to 8.65% or an increase of about 20%.  The significant increase in loans outstanding and the change in mix contributed to the increase in loan interest income over the periods under review.  While the prime rate rose five times from 7.0% to 8.25% during 2005, the overall earnings rate of 8.65% for the year ended December 31, 2006 was noticeably improved from the 7.19% rate earned for the year ended December 31, 2005.

As a result of the foregoing, the Company’s gross interest earnings asset rate for the year ended December 31, 2006 was 7.42%, as compared to 6.10% for the same period of 2005, and 4.79% for 2004.

Interest expense for 2006 and 2005 was impacted by the escalating short-term interest rate environment previously noted, however, the Company’s interest paid rate on all interest bearing liabilities was 4.22% for the year ended December 31, 2006 as compared to 3.23% for the same period in 2005, and 2.06% for 2004. The Company’s overall net interest margin increased to 3.81% for the year ended December 31, 2005 as compared to 3.49% for the same period in 2004, and 3.12% for 2003.

Although actual earning rates increased on the Company’s investments and loan portfolios over the year ended December 31, 2006 when compared to the same period in 2005, the change in asset mix combined with significant volume increases on total earning assets resulted in the most impact on interest income.  As a result, the Company’s net interest margin increased by 32 basis points during the year ended December 31, 2006 when compared to the same period of 2005, and 37 basis points over the year ended December 31, 2005 when compared to the same period in 2004.

The Changes in Net Interest Income Table (see Appendix 2) presents information regarding interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities.  The table sets forth changes in interest income and expense attributable to changes in average balances (volume) or changes in average interest rates (rates).  The calculation is as follows:  (i) changes in rate (changes in rate multiplied by prior year volume), (ii) change in volume (change in volume multiplied by prior year rate) and (iii) changes in both rate and volume (change in rate multiplied by change in volume).  Changes in interest income and expense that are not due solely to volume or rate changes are combined with the rate/volume change category.

Rate/volume changes are shown to have brought about the decline of $1.2 million in net interest income for the year ended December 31, 2006 relative to the same period of 2005.  While the rate/volume effect is negative, this was almost completely offset by increases in net interest income due to rate changes.  Total interest income on a volume basis substantially overshadowed the rate and rate/volume effects and accordingly net interest income rose by $6.1 million over the period due to positive variances in loan and investment portfolio volumes.

The Company’s net interest margin is also impacted by changes in the mix of interest earning assets and interest bearing liabilities, as well as by changes in the relative level of non - earning assets (including cash and due from banks). The relative mix of interest earning assets to interest bearing liabilities remained essentially unchanged in 2006 as compared to 2005.  Changes in the volume mix and rising rates had a positive impact on the weighted average yield on net interest spread.

For the twelve months ended December 31, 2006 the average yield on the investment portfolio was 4.30%, while the average yield on the loan portfolio was 8.65% for a combined weighted yield of 7.42% on $419 million of average earning assets.

For the same period, the interest costs on deposit liabilities was 4.08% and 5.21% on other interest bearing liabilities, for a combined weighted average cost of 4.22% on $358 million of total average interest bearing liabilities.

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

The Company uses an effective tax rate of 34% in calculating the tax equivalent yield of its state, county, and municipal investment portfolio.  Approximately $14 million of the investment portfolio is comprised of tax exempt investments which is an increase of $13 million from the prior year.

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

Interest bearing liability rate changes are shown to have brought about the decline of $525,000 in net interest income for the year ended December 31, 2005 relative to the same period of 2004.  While the rate effect is negative, total interest income on a volume basis was substantially overshadowed this negative effect and net interest income rose by $3.0 million over the period due to positive variances in loan portfolio volumes.

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

Non–Interest Income and Non–Interest Expense

2006 over 2005

Non-Interest Income Overview:

The Company’s results reflected a higher level of non-interest income in the year ended December 31, 2006 than that ended December 31, 2005.  Please refer to Non-Interest Income and Non-Interest Expense Table Appendix 3 for additional specific information.  The overall ratio of non-interest income to average earning assets increased to 0.40% from 0.27% for the year ended December 31, 2006 as compared to 2005, and 0.19% for 2004.  The recent “1031” company acquisitions contributed $448,000 or 27% of non-interest income which was unavailable in previous periods.

Non-Interest Expense Overview:

Total non-interest expenses increased to $13.6 million in the year ended December 31, 2006 from $8.8 million in the period ended December 31, 2005, and $6.2 million for the year ended December 31, 2004.  As a percentage of average earning assets, total non-interest expenses were 3.25% and 3.14% for the years ended December 31, 2006 and 2005, respectively, and 2.84% for 2004.  The increase of approximately 55% for the year 2006 as compared to 2005, and the 42% increase for 2005 over 2004 reflect the continued substantial additions to staff, offices, and data processing capabilities over time, as the Bank has continued its expansion in both northern Nevada and northern California over the periods under review.  Both geographic centers are anticipated to continue to grow over the foreseeable future, as the Company solidifies its position in these two growth markets.

The Company’s efficiency ratio for all the periods under review declined due to the Company’s substantial growth, as well as the increase in non-interest income.  The overhead efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income.  Neither the provision for loan losses nor realized securities gains or losses is factored into the equation. The Company’s overhead efficiency ratio was 77.2% for the twelve months ended December 31, 2006 versus 83.4% for the same period of 2005, and 84.3% for 2004.  Generally speaking, a company’s efficiency ratio rises prior to growth spurts as increases are felt in staffing levels, geographic dispersion of operating units, and volumes of business activity.  Certainly, that has been the history of our Company.  Further, it is expected that this ratio falls as such additions are put to full and effective use – this is always our goal.  At the current time our ratio (although high) reflects the continuing unabated growth of the Company.

Non-interest income:

Included in the increase in non-interest income is $261,000 in service charges on deposit accounts for the year ended December 31, 2006 which represented 15.5% of consolidated non-interest income, while the amount for the twelve months ended December 31, 2005 was $253,000 and 32.8%, respectively and $193,000 and 50.0%, respectively, for 2004.  The 2006 increase was impacted by a reduction in wire transfer fees of $24,000 compared to the year ending 2005.  Other service charges, commissions and fees are primarily comprised of safe deposit, referral income and other miscellaneous fees, for all periods under review. These fees decreased $4,000 to $19,000 for the twelve months ended December 31, 2006 versus $23,000 for the same period in 2005, and $20,000 for 2004.

Loan documentation fees and other loan charges increased to $162,000 for the year ended December 31, 2006 compared to $95,000 and $62,000 for the same periods in 2005 and 2004, respectively.

Pre-underwriting fees are a result of agreements with third parties whereby the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party.  These activities are primarily conducted in the Roseville, California office.  This office may contribute some additional loan volumes to the

Company, and provide additional sources of income based on sales of government guaranteed loans to financial intermediaries.  No absolute assurance can be given, however, that this will in fact, occur.  Pre-underwriting fees for the periods under review decreased to $9,000 from $25,000 for the periods ending December 31, 2006 and 2005, respectively, and $154,000 for 2004.

Increases in the cash surrender value of bank owned life insurance amounted to $307,000 for the year ended December 31, 2006, compared to $313,000 for the same period in 2005. There was no increase in cash surrender value of bank owned life insurance for the year ending 2004.

Exchange fee income is the result of agreements with investors whereby the qualified intermediaries perform activities pursuant to the IRS code 1031 which allows investors to defer taxes on the exchange of investment property.  The Company earned $448,000 in exchange fee income for the year ending December 31, 2006 and such income represented 26.6% of consolidated non-interest income, and no such income was recorded in prior years.

The Company has a small equity portfolio which is held as a trading account.  Unrealized gains and losses are recorded in non-interest income.  The amount of net trading income was $443,000 for the year ending December 31, 2006, and represented 26.3% of consolidated non-interest income as compared to $47,000 and 6.1% for the same period in 2005 and $110,000 and 26.2% for 2004.

The total amount of non-interest income for the year ended December 31, 2006 was somewhat impacted by the transactions taken on sale of securities.  Net gains on the sale of securities amounted to $31,000 for the year ended December 31, 2006 as compared to net gains of $12,000 for the same period in 2005 and net losses of $128,000 for 2004.  In addition the Company had a net gain on the sale of fixed assets of $2,000 for the year ending December 31, 2006 as compared to $4,000 and $9,000 for the years ending 2005 and 2004, respectively.

Non-interest expense

The largest increase for any specific category of expenses was in salaries and employee benefits, which were $3.4 million or 80.4% higher in the year ended December 31, 2006 than for the same period of 2005, and $1.5 million or 53.9% higher in 2005 than 2004.  Personnel costs approximated 56% of total non-interest expense and 1.8% of average earning assets during 2006 as compared to 48% and 1.5%, respectively, for 2005, and 44% and 1.3% respectively, for 2004.  This reflects the Company’s addition of experienced professional staff during all three periods as it aligned its staffing levels to business plan requirements.

The second greatest increase in non-interest expenses is in the occupancy costs for the Company.  Occupancy costs amounted to $1.9 million as of December 31, 2006 as compared with $1.5 million at December 31, 2005 and $1.3 million for 2004.  This was due to increased branch locations, and normal cost of living increases in lease costs.  Total occupancy costs increased approximately $389,000 or 25.4% and represented 14.1% of total non-interest expense and 0.46% of average earning assets as of December 31, 2006.  This compares with the increase of 2005 over 2004 in the amount of $202,000 or 15.2% and costs which represented 17.4% of total non-interest expense and 0.54% of average earnings assets as of December 31, 2005.

The third greatest increase in non-interest expenses is in the data processing costs for the Company.  Data processing costs amounted to $960,000 as of December 31, 2006 as compared with $733,000 at December 31, 2005 and $369,000 for 2004.  This was due to increased branch locations, upgrades to the Company’s IT infrastructure and web-sites as well as third party processing system upgrades.  Total data processing costs increased approximately $227,000 or 31.0% and represented 7.1% of total non-interest expense and 0.23% of average earning assets as of December 31, 2006.  This compares with the increase of 2005 over 2004 in the amount of $364,000 or 98.6% and costs which represented 8.3% of total non-interest expense and 0.26% of average earnings assets as of December 31, 2005.  As a result of the Company’s orientation towards being an integrated data provider, telephone and data communication costs have been higher than one might anticipate in a local community institution.  With eight offices in Nevada, two in California and one in Montana all inter-connected to our data center which provides on-line capabilities, the Company’s communication costs have not been unexpected. Based on the technology supported focus of the Company, it is expected that this higher cost area is likely to continue into the future.

The fourth largest increase in non-interest expenses was in deposit service costs which increased $200,000 or 77.3% to $459,000 for the year ending December 31, 2006 as compared with $259,000 outstanding for the same period in 2005.  Deposit service costs were 3.4% and 0.11% of non-interest expenses and average earning assets, respectively for the year ended December 31, 2006.  The same costs were 2.9% and 0.09% for the year ended in 2005.  These increases were largely necessitated by the increase in offices and growth of customer accounts in the Company.

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

As a result of the Company’s orientation towards being an integrated data provider, telephone and data communication costs have been higher than one might anticipate in a local community institution.  However, with three offices in Nevada and one in California inter-connected out of state locations which provide on-line capabilities, the Company’s communication costs have been high. It is expected that this is likely to continue into the future.

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

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for probable loan losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan losses.  Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to absorb losses inherent in the Bank’s loan portfolio. The loan and lease loss provision is determined by conducting a regular evaluation of the adequacy of the company’s allowance for loan and lease losses, and charging the difference, if any, to the current month’s expense.  This has the effect of creating volatility in the amount of charges to the Company’s earnings, based on loan growth, the particular types of loan growth, collateral values, debt service coverage, and various other factors.  See Appendices 8 & 9 for information regarding the activity in The Allowance for Loan Losses.  The provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan losses, as previously described.

2006 over 2005 and 2004

For the year ended December 31, 2006 the Company’s provision for probable loan losses was $771,000, which is $329,000 less than the $1.1 million provided during the twelve months ended December 31, 2005, and $7,000 more than the $764,000 provided in 2004.  An additional $325,000 provision pre-merger in the acquired Northern Nevada Bank allowance for loan losses which amounted at merger to $1.9 million was a factor in the Company’s fourth quarter loan loss calculation. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses”.

For the periods under review, December 31, 2006, 2005 and 2004, there were no substantive changes in loan concentrations, loan quality, or loan terms, and as a result, the change in the provision for loan losses was primarily related to loan portfolio growth.  See Appendix 6 regarding composition of the loan portfolio and Appendix 7 regarding the contractual maturities of the loan portfolio.

During 2006, however, we did refine and further evaluate certain assumptions and estimation methods related to each primary loan category including peer group and the Company’s loan loss histories.  To the current date, there have been no reallocations of the allowance for loan losses among different parts of the portfolio.

In addition, the Bank provides an allowance for undisbursed loan commitments, such allowance which is reported in other liabilities.  At December 31, 2006, this allowance totaled $334,000 and represented 0.07% of total gross loans.  At December 31, 2005 this allowance was $225,000 and represented 0.09% of total gross loans, as compared to $161,000 and 0.10% of the total gross loans reported at December 31, 2004.

Provision for Income Taxes

The Company and its subsidiaries, with the exceptions of Granite Exchange, Inc. and the two statutory trusts, file consolidated tax returns.  For financial reporting purposes, the income tax effects of transactions are recognized in the year in which they enter into the determination of recorded income, regardless of when they are recognized for income tax purposes.

Income tax expense is the sum of two components: the current tax expense or provision and the deferred tax expense or provision.  Current tax expense is the result of applying the current tax rate to taxable income.

The deferred tax provision is intended to account for the fact that income on which the Company pays taxes with its returns differs from pre-tax income in the accompanying Consolidated Statements of Income.  Some items of income and expense are recognized in different years for income tax purposes than in the financial statements.  For example, the Company is only permitted to deduct from Federal taxable income actual net loan charge-offs, irrespective of the amount of provision for credit loss (bad credit expense) recognized in its financial statements.  This causes what is termed a temporary difference.  Eventually, as loans are charged-off, the Company will be able to deduct for tax purposes what has already been recognized as an expense in the financial statements.  Another example is the accretion of discount on certain securities.  Accretion is the recognition as interest income of the excess of the par value of a security over its cost at the time of purchase.  For its financial statements, the Company recognizes income as the discount related to these securities is accreted.  For its tax return, however, the Company can defer the recognition of that income until the value is received at the maturity of the security.  The first example causes a deferred tax asset to be created because the Company has recognized as an expense for its current financial statements an item that it will be able to deduct from its taxable income in a future year’s tax return.  The second example causes a deferred tax liability, because the Company has been able to delay until a subsequent year the paying of tax on an item of current year financial statement income.

There are some items of income and expense that create permanent differences.  Examples of permanent differences would include:

•     tax-exempt income from municipal securities that is recognized as interest income for the financial statements but never included in taxable income; and

•     a portion of meal and entertainment expense that is recognized as an expense for the financial statements, but never deductible in computing taxable income.

The significant items of income and expense that create permanent differences are disclosed in the second table of Note 9 as amounts that cause a difference between the statutory Federal tax rate of 34% and the effective tax rate.  The effective tax rate is the amount of the combined current and deferred tax expense divided by the Company’s income before taxes as reported in the Consolidated Statements of Income.

The amounts of the deferred tax assets and liabilities are calculated by multiplying the temporary differences by the current tax rate.  The Company measures all of its deferred tax assets and liabilities at the end of each year.  The difference between the net asset or liability at the beginning of the year and the end of the year is the deferred tax provision for the year.

Most of the Company’s temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes in the return for the year.  This results in a net deferred tax asset. Deferred tax assets are dependent for realization on past taxes paid, against which they may be carried back, or on future taxable income, against which they may be offset.  If there were a question about the Company’s ability to realize the benefit from the asset, then it would have to record a valuation allowance against the asset to reflect the uncertainty.  Given the amount and nature of the Company’s deferred assets, the past taxes paid, and the likelihood of future taxable income, realization is assured for the full amount of the net deferred tax asset and no valuation allowance is needed.

The amounts of the current expense and deferred benefit, the amounts of the various deferred tax assets and liabilities, and the tax effect of the principal temporary differences between taxable income and pre-tax financial statement income are shown in Note 9.

Included in the reconciliation table is an item for state taxes.  In addition to the 34% Federal income tax included in tax expense, the Company pays a California franchise tax and Montana taxes, as well as Nevada taxes and fees.  These taxes and fees are equivalent to a tax on the Company’s income.  While the California franchise tax rate is almost 11%, the Company may deduct its state franchise tax from its Federal taxable income.  This reduces the effective tax rate for the state tax by 35%.  Montana financial institutions are subject to a corporation tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code.  The corporation tax is imposed on federal taxable income, subject to certain adjustments.  State taxes are incurred at the rate of 6.75% in Montana. Nevada imposes no income tax, however, the Bank pays a 2% employment tax on salaries and benefits and pays an annual branch location fee of $7,000 per location.

At December 31, 2006 the Company has an operating loss carry-forward for federal income tax purposes of $217,000 as compared to December 31, 2005 and 2004, respectively, when the Company had approximately $1.2 and $2.5 million of operating loss carry-forwards for federal income tax purposes.  The Company recorded $1.1 million of tax provision for the year ending December 31, 2006 as compared to 2005 when the Company removed its deferred tax asset valuation allowance and accordingly reported a net tax expense credit of $710,000.  Refer to Footnote 9 of the financial statements for further discussion and analysis of the deferred tax assets.

Financial Condition

The Company is continuing its growth path, as is evidenced by the increase in total assets to $651.5 million at December 31, 2006 from $384.6 million at December 31, 2005 or total growth of about $266 million since the end of the year 2005, and previous growth of about $138 million between December 31, 2005 and December 31, 2004.  Of the $267 million growth in 2006, approximately $150 million was due to the acquisition of NNB Holdings, Inc., and approximately $117 million of the growth was internal organic growth.  Between December 31, 2005 and December 31, 2006, total deposits have increased $159 million or approximately 47.0%, investment securities (not including the trading account) have increased over $9.1 million, or 10.9% and gross loans have grown by over $218.7 million, an increase of approximately 89.2%.

The Company’s primary deposit growth has come from its branches and a specialized program of tax free real estate exchange deposits. At December 31, 2006, these deposits totaled approximately $70 million and accounted for about 14% of the subsidiary bank’s deposits as compared with $96 million and 28%, respectively for 2005.  With the addition to staff during 2006, a more formal program of cross-selling and specific marketing activities was implemented to further enhance deposit and loan growth.

BALANCE SHEET ANALYSIS

EARNING ASSETS

Investment Portfolio

The major components of the earning asset base for the Company are its investment securities and loan portfolios. The detailed composition and growth characteristics of both of these portfolios are very significant to any analysis of the financial condition as well as results of operations of the Company. The Company’s investments are analyzed in this section, while the loan portfolio is discussed in a later section of this Form 10-K.

See Appendix 4 for a detailed schedule for securities available for sale and held to maturity and Appendix 5 for information regarding the contractual maturities of our debt securities.  Actual maturities will differ from contracted scheduled maturities because borrowers may have the right to call for redemption or prepay obligations with or without call or prepayment penalties.

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued on December 31, 1993, the Company classified its investments into three primary portfolios; “available for sale”, “held to maturity”, and “trading”.

The investment portfolio serves several purposes: 1) it provides liquidity to mitigate uneven cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits and borrowed funds; 3) it is a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is light; and 5) it may provide partially tax exempt income. During the Company’s growth since its inception five years ago, deposit acquisition activities outpaced loan growth until the latter half of 2004.  As a result, the Company’s investment portfolio was the primary placement of interest earning funds over the first two and one half years of the Company’s existence.  Since that time, loan volumes have replaced investment volumes as the primary interest earning assets base.

The Company’s investment portfolio is primarily composed of six subsets: (1) liquid funds, which includes “Fed Funds Sold”, temporary overnight sales of excess funds to correspondent banks, and money market funds with maturities of less than 30 days.  These items are not detailed as an element within the Company’s reported longer-term securities portfolio; (2) US Treasury and Agency issues for liquidity; (3) state, county and municipal obligations which may provide limited tax free income and pledging potential; (4) mortgage-backed securities for cash flow and enhanced earnings; (5) corporate bonds; and (6) other equity investments, some of which are readily marketable and carried in investments, and some of which are not readily marketable and are carried in other assets.  These latter items include equity in the Federal Home Loan Bank of San Francisco, Pacific Coast Bankers’ Bancshares and a passive investment in Carson River Community Bank, (“CRCB”), all of which are currently considered not to have readily determinable fair market values.  Other non-marketable investments include purchase fund costs in the Company’s 1031 subsidiaries.  At December 31, 2006, the amount of FHLB stock and Pacific Coast Bankers’ Bancshares (“PCBB”) equity shares was $3.2 million and $398,000 respectively, while the CRCB investment is $500,000.  The amount of FHLB stock purchased is related to the Company’s extent of funds borrowed from the FHLB as of each reporting period.  These restricted investments are carried at cost and the FHLB stock value is determined by ultimate recoverability of par value.  The value of PCBB stock will be ultimately determined by earnings, marketing considerations, and the number and health of banks within PCBB’s regional environs.  For discussion purposes, when we refer to the securities portfolio, we mean investment portfolio subsets 2-5, which are listed as our available-for-sale securities and our held-to-maturity securities on our reports of condition.  The relative distribution of these groups within the overall portfolio has varied over the periods noted, especially as regards the extent of agency, mortgage-backed and corporate investments held.  They may vary in volume based on investment rates paid, perceived value in a rising or falling interest rate environment, and various other factors having to do with current FOMC activities and money market conditions.  The trading portfolio consists of equity investments in listed stocks on the national exchanges.  In some instances covered call options were written against issues carried in this portfolio.

Total investment securities were approximately $93 million at December 31, 2006, exclusive of temporary overnight placements of about $1.3 million in liquid money market funds and $0.5 million in Federal Funds sold.  This compares to slightly less than $84 million of investment securities and about $36.3 million in Federal Funds and liquid money market funds at December 31, 2005.  The investment portfolio increased approximately $9 million or 11% at December 31, 2006 as compared with the same period in 2005.  The majority of the increase was represented by state and political subdivision investments during 2006.

Total investments averaged approximately $118 million for the year ended December 31, 2006, a 48% increase from the approximately $80 million average reported at December 31, 2005.  The most noticeable difference in the portfolio was the addition of a greater volume of municipal securities as compared to the previous period.  The Company has been successful in modifying its balance sheet allocation activities to achieve greater earnings through loans than was possible in prior periods.  The investment portfolio for the years ended December 31, 2006 and 2005 comprised 28% of average earning assets, while for the year ended December 31, 2004, the investment portfolio represented an even greater 44% of average earning assets.

Concentrations of investments or securities held exceeding 10% of stockholders’ equity are as follows:  the current book value of held to maturity pass through securities issued by FNMA and FHLMC at December 31, 2006 was $21.7 million, with a market value of $21.2 million, while at December 31, 2005 this amount was $23.6 million with a market value of $22.9 million.  For the date of December 31, 2006 the amount of mortgage backed pass through securities guaranteed by GNMA was $1.9 million with a market value of $1.8 million, while at December 31, 2005 this was $2.5 million with a market value of $2.4 million.  Other held to maturity mortgage backed CMO’s issued or guaranteed by FNMA, FHLMC or GNMA at December 31, 2006 were $10.6 million with a market value of $10.4 million, while at December 31, 2005 this amount was $12.5 million with a market value of $12.1 million.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security or portfolio, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rate.  The effective duration of the Company’s investment portfolio at December 31, 2006 is 2.53, as compared with 2.38 and 2.12 as of the same date in 2005 and 2004, respectively.  This slight increase in duration during the year was the result of changes in market rates of interest as well as generally longer term to maturity of the municipal securities portion of the overall investment portfolio.

Loan Portfolio

The major component of interest earning assets is the Company’s loan portfolio.  A detailed review of the composition and characteristics of this portfolio is important to any analysis of the financial condition and results of operations of the Company.

A comparative schedule of the distribution of the Company’s loans at December 31, 2006, 2005 and 2004 is presented in Appendix 6, Composition of The Loan Portfolio.  The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that particular category.  Further, the figures noted for each category are presented as percentages, for ease of reviewer analysis.  For each period reported, there are no loans being serviced by the institution for the benefit of others.  Further, no loans are considered held for sale.

Gross loans have increased by about $219 million, or over 89% to almost $464 million during the twelve months ended December 31, 2006.  As one can see in Appendix 6, the most significant volume change between December 31, 2006 and December 31, 2005 has been the increase of the Company’s real estate secured loan portfolio.  This volume increased by about $185 million, and comprised about 85% of all loan growth during the twelve months ended December 31, 2006.  Approximately 55% of the growth that has occurred was related to the acquisition of NNB Holdings, and Northern Nevada Bank.  Internal growth has been accomplished primarily in the increased activity levels of the Company’s Roseville, CA office. This growth portends well for the diversification of risk within the Company’s large and growing loan portfolio.  While the types of credits granted in this market are not extremely dissimilar from those granted in the northern Nevada market, the fact that these areas are separated by a mountain range and are in different states subject to differing regional economies and governmental regulations reflects the added benefit of geographic risk dispersion within the Company’s overall loan portfolio.  Generally speaking, volume changes have been substantial in the Company’s loans held in the categories noted, over the periods under review.

At December 31, 2004, our average interest earning portfolio mix did not exhibit the characteristics of average assets reported by our peers, however, with 2005 and 2006 loan growth this has changed and the earning asset base is more in line with our peers.  While it is anticipated that loan volumes will continue to increase as a percentage of average earning assets as we grow, there can be no absolute assurance that this will, in fact, occur.  Should the volume of loans change dramatically, a change in the relative mix of loan categories is also likely to occur.  As our loan portfolio ages and expands, it is also anticipated that our history of few delinquencies and no charge-offs over the past five years is likely to change as well.  While we are proud of our achievements in this regard, we are ever mindful of how any change in regulations, regional economies, interest rates, or other factors may cause a decline in the ultimate collectability of any given credit extension.

Real Estate Lending

The Banks’ lending activities consist of the origination of both construction and permanent loans on residential and commercial real estate.  The Bank actively solicits real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to their offices.  The Banks’ lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 80% of the lesser of the appraised value or purchase price.  The Bank also provides interim construction financing for single-family dwellings.  The Bank also makes lot acquisition loans to borrowers who intend to construct their primary residence on the respective lot.  These loans are generally for a term of three to five years and are secured by the developed lot.

Land Acquisition and Development Loans

Where real estate market conditions warrant, the bank makes land acquisition and development loans on properties intended for residential and commercial use.  These loans are generally made for a term of 18 months to two years and secured by the developed property with a loan to value not to exceed 85% of cost or 80% of market value, whichever is less.  The loans are made to borrowers with real estate development experience and appropriate financial strength.  Generally it is required a certain percentage of the development be pre-sold or that construction has been pre-qualified for a term take out by the Company.

Commercial Real Estate Loans

Loans are made to purchase, construct and finance commercial real estate properties.  These loans are generally made to borrowers who own and will occupy the property.  Loans to finance investment or income properties are made, but require additional equity and a higher debt service coverage margin commensurate with the specific property and projected income.

Consumer Lending

The majority of all consumer loans are secured by real estate, automobiles, or other assets.  The Bank intends to continue lending for such loans because of their short-term nature, generally between three months and five years, with an average term of approximately two years.  Moreover, interest rates on consumer loans are generally higher than on other types of loans.  The Bank also originates second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are les than 80% of the current appraised value of the property.

Credit Risk Management

The Company’s credit risk management includes appropriate credit policies, individual loan approval limits and committee approval of larger loan requests.  Management practices also include regular internal and external credit examinations, management review and quarterly monitoring of loans experiencing deterioration of credit quality.

Loan Approval Limits

Nevada Security Bank’s Board of Directors have voted to allow a Directors Loan Committee (“Committee”)  to approve up to 90% of the Bank’s legal lending limit in regard to loans secured by real estate and listed stocks and bonds.  In addition, the Committee is able to approve all other loans up to 50% of the bank’s legal lending limit.  All higher limits must be approved by the Board of Directors.  Cash secured loans are excluded from these limits.

The Committee has established individual loan limits for senior lenders and a threshold of loan limits for approval by a combination of senior lenders.  The Committee approves loans above these thresholds after the recommendation of the Chief Credit Officer.

Loan Origination and Other Fees

In addition to interest earned on loans, the Bank receives loan origination fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan and are charged to the borrower, and are normally deducted from the proceeds of the loan.  Loan origination fees are generally 1.0% to 1.5% on real estate loans and .5% to 1.5% on commercial loans.  Consumer loans require a flat fee as well as a minimum interest amount.  The Banks also receive other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications and tax service fees.

Loan Maturities

Appendix 7, Scheduled Contractual Maturities of the Loan Portfolio presents the maturity distribution for each major category of our loan portfolio and the sensitivity of such loans to changes in interest rates at December 31, 2006.

Off – Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $107.5 million at December 31, 2006 as compared to $71.2 million and $51.5 million at December 31, 2005 and 2004, respectively.  These commitments represented about 23%, 29% and 32% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters of credit totaled $545,000, $293,000 and $310,000 at December 31, 2006, 2005 and 2004, respectively.   This total represented an insignificant portion of total commitments outstanding at December 31, 2006, 2005 and 2004.

The importance to and effect on the Company’s revenues, expenses, cash flows, liquidity, capital resources and market risk from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, please refer to other borrowings in this discussion, as well as Note 11 to the financial statements.

Non–Performing Assets

We manage asset quality and control credit risk through the application of policies, practices and procedures designed to promote sound underwriting and loan monitoring, and the diversification of the loan portfolio.  The loan administration function is charged with monitoring asset quality and establishing credit policies, practices and procedures which are consistently enforced.  The Company has two loans on non-accrual totaling $549,000 as of December 31, 2006.  Both loans are collateralized and have partial SBA guarantees which will mitigate any loss potential.  At all prior periods under review, we had no non-performing assets.

The evaluation of these factors of risk is performed by independent third party review firms that employ credit professionals to determine our adherence to previously established internal guidelines.  These evaluations include many factors, such as loan growth, changes in the composition of the loan portfolio, delinquencies, general economic conditions that could impact the value of collateral, management’s general assessment of loan portfolio quality, and other trends and conditions.  Further, such independent external reviews include evaluating the financial strength of the borrowers, the value of applicable collateral, any prior loan loss experiences, the growth in the loan portfolio, and other conditions.  During the twelve months ended December 31, 2006, four such evaluations were conducted, as was an evaluation of the adequacy of our loan loss allowance and the methodology employed in its adequacy testing.  In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, review loan quality and the adequacy of the allowance for loan losses.

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

Peer data for all institutions reported in the Uniform Bank Performance Report for the State of Nevada reflects an allowance for loan losses of 1.06% of total loans at December 31, 2006.  This compares to the National Peer Group 3 (all insured commercial banks having assets less between $300 million and $1 billion) ratio of 1.20% as of the same date.  For the National Peer Group, loan losses were reported at .11% of average total outstanding, on an annualized basis, for the period ended December 31, 2006, while for the state, it was reported at .08%, for the period ended December 31, 2005 and .08% for the year ended December 31, 2004.

As reported in appendix 8 the Company’s allowance for loan losses as a percent of gross loans was 1.17% as of December 31, 2006 and the Company had no loan losses.  At December 31, 2005 the Company’s allowance for loan losses as a percent of gross loans was 1.08%.

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

Management believes that the ALL at December 31, 2006 is sufficient to absorb losses inherent in the loan portfolio.  This amount is based on the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.  In addition, however, we carry an allowance for undisbursed loan commitments which is reported as an “other liability.”  At December 31, 2006, 2005 and 2004, such allowance totaled $334,000, $225,000 and $161,000, respectively, and represented 0.32%, 0.32% and 0.31% of loan commitments outstanding, respectively, and 0.07%, 0.09% and 0.10% of total gross loans, respectively.

Non-Earning Assets

Non-earning assets are those assets that by their characteristics do not generate interest income for the

Company.  Generally speaking, a financial institution would prefer to minimize such assets, which are primarily composed of cash and due from balances, premises and equipment, bank owned life insurance, intangibles and “other” assets.  At December 31, 2006, 2005 and December 31, 2004 such assets totaled about $74 million, $19.0 million and $19.0 million, respectively and represented approximately 11%, 5% and 6% of total assets, respectively. This total is comprised of $31 million goodwill, $15 million cash and due from banks, $12 million bank owned life insurance, $8 million in property and equipment, $3 million in accrued interest receivable and $5 million in other assets.

Cash and Due From Banks

Cash on hand and balances due from correspondent banks amounted to $31 million as of December 31, 2006 of which nearly $16 million is interest bearing mostly related to activities of the 1031 qualified intermediaries.  The remainder represents a major portion of the Company’s non-earning assets.  At December 31, 2006, non-interest bearing cash and due from banks totaled $15 million, and comprised about 2% of total assets and about 20% of total non-earning assets, as compared to about 2% and 31%, respectively, of total assets and non-earning assets at December 31, 2005.

Bank Owned Life Insurance

At December 31, 2006, the Company has $11.9 million in Bank Owned Life Insurance (“BOLI”) classified as a non-earning asset, as compared to $6.3 million for the same period in 2005. Approximately $3.5 million was acquired in the purchase and merger of NNB Holdings, and Northern Nevada Bank.  BOLI is an insurance policy with a single premium paid at policy commencement.  Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company.  The costs of certain benefit plans added by the Company in 2005 are “funded” with BOLI income, projected to have a tax-equivalent return of about 5%.  No assurance can be given that this return will be fully realized, however.

Premises and Equipment

Fixed assets totaled $7.9 million of non-earnings assets at December 31, 2006, representing about 11% of such total at December 31, 2006 as compared to $2.9 million or 15% at December 31, 2005.  The Company acquired about $4.5 million in land, buildings and fixed assets during the acquisition of NNB Holdings, and Northern Nevada Bank.

The net book value of the Company’s premises and equipment increased by $5.0 million, or 174%, in 2006. The Company’s net premises and equipment were 1.2% of total assets at December 31, 2006, and less than 1% of total assets at the end of 2005.  At December 31, 2006 there were no material commitments for capital expenditures, nor were there any fixed or long lived assets held for sale or impaired in value.

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter.  Depreciation and amortization was approximately $613,000 million for the year ended December 31, 2006 as compared to $521,000 during 2005.  Appendix 10, Premises and Equipment reflects the balances by major category of fixed assets.

Intangible Assets

Intangible assets represented the single largest increase in non-earning assets with a total of $31.0 million as of December 31, 2006 as compared to $500,000 for the same period in 2005.  Intangible assets consist of identified intangible assets like “Core Deposit Intangible”, which are amortized over their useful lives and a general intangible of goodwill which is subject to an annual impairment test.  The Company has identifiable intangibles of $1.9 million as of December 31, 2006 related to the acquisition of NNB Holdings, and Northern

Nevada Bank.  The three other primary components of this intangible are; the acquisition of NNB for $25 million, Granite Exchange for $5 million and CNA Trust for $500,000.

Other Assets

Other assets are primarily composed of accrued interest receivable on investments and loans, certain prepaid accounts, deferred tax assets, and items in process of review and determination as to their ultimate disposition.  These amounts were $7.7 million, $3.3 million and $1.5 million as of December 31, 2006, 2005 and 2004, respectively.  Of the total “other assets”, accrued interest receivable represented 42%, 51% and 70% at December 31, 2006, 2005 and 2004, respectively.

Deferred tax assets amounted to approximately $1.7 million and represent nearly 22% of the “other assets” category, for the year ended December 31, 2006, as compared to approximately $763,000 and 23% for 2005.  Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expenses in its financial statements that it has been allowed to deduct for taxes; therefore, the Company’s deferred tax asserts typically exceed its deferred tax liabilities.  The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation and securities depreciation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs.  Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the tax deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

Deposits

Deposits are the most important source of the Companies’ funds for lending and other business purposes.  In addition, the Bank derives funds from loan repayments, advances from the FHLB of San Francisco, repurchase agreements, treasury term borrowings, and loan sales.  Loan repayments are a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and money market conditions.  Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels.  They also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets.  Deposits obtained through the subsidiary Bank have traditionally been the principal source of funds for use in lending and other business purposes.  Currently, the Bank has a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates.  These programs include regular statement savings, interest-bearing checking, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, non-interest demand accounts, 1031 financial intermediary accounts, and individual retirement accounts.  Deposits are obtained primarily from individual and business residents of the Company’s market areas.

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

The company’s growth of deposit accounts in the demand, NOW, and Certificate areas has been patterned along traditional means of acquisition:  new customers coming into a branch facility; returning customers well known to staff or management bringing their relationships over to the bank, or as the result of calls made by staff, officers, or directors on certain prospective or potential customers.  Further, it is the Company’s goal to have established both deposit and loan relationships with all of the Company’s customers.

In addition to these sources, however, the Company has a deposit acquisition officer assigned to real estate related companies, who is responsible for developing growth in this deposit class.  As a result of such activities, the Company has generated $70 million of savings deposits related to that source of endeavor at December 31, 2006, which represented about 14% of total deposit accounts.  At December 31, 2005 this type of savings deposit approximated $96 million and represented about 28% of deposit accounts.

An additional source of deposit growth for the Company during 2006 was the acquisition of time certificates of deposits under $100,000 from deposit broker sources.  These bulk deposits issued in denominations of less than $100,000 amounted to $135.5 million, and $42.6 million as of December 31, 2006, and 2005, respectively.  The average maturity of these deposits is about one and a half years.  These funds were acquired as part of the Company’s asset liability management process and are covering a portfolio of term loans that have a next re-pricing date on average of approximately the same period.

As illustrated in the Average Balances Sheet (see Appendix 1), the average rate paid on interest bearing deposits increased to 4.08% during the year ended December 31, 2006 from 3.17% and 2.05% for the years ended December 31, 2005, and 2004, respectively.  Average interest bearing deposit volumes increased by about $105 million, or approximately 50% for the year ended December 31, 2006 over the year ended December 31, 2005.

One of the primary differences between deposit volumes at December 31, 2006, when compared to December 31, 2005, is the growth of $102 million in certificates of deposit under $100,000.  The major portion of this growth was in the bulk deposit sourcing discussed above which carried market rates of interest slightly higher at inception than deposit rates in the local market.  As local deposit rates have increased over the term, however, such rates are currently below advertised rates for time deposits with similar terms to maturity.

NOW deposits increased approximately $3.1 million to $10.9 million or 39.7% at December 31, 2006 as compared with $7.8 million outstanding as of December 31, 2005.  Average NOW accounts represented 2.2% of average interest bearing liabilities as of December 31, 2006 as compared to 3.2% for the same period in 2005.  Savings accounts increased $75.3 million to $77.8 million for year ended December 31, 2006 versus $2.4 million for the year ended 2005.  The majority of this increase is due to moving 1031 financial intermediary deposits to savings instead of MMDA accounts during 2006.  Average savings accounts were 22.3% and 1.1% of average interest bearing liabilities for the years ended December 31, 2006 and 2005, respectively.

MMDA accounts declined $76.8 million to $107.1 million at December 31, 2006 largely due to changing 1031 financial intermediary deposits to savings accounts versus MMDA accounts.  The transfer of these deposits was made to provide the Company with enhanced internal information flow.  Average MMDA accounts represented 31.6% and 56.3% of average interest bearing liabilities as of December 31, 2006 and 2005, respectively.

Time certificates of deposit under $100,000 (including IRA’s), increased $105.4 million to $160.3 million or 192%, at December 31, 2006 as compared to $54.9 million as of December 31, 2005.  Average time certificates of deposits under $100,000 (including IRA’s) amounted to 19.8% of average interest bearing liabilities as of December 31, 2006 as compared to 17.1% for the year ended December 31, 2005.

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

Non — Interest Bearing Liabilities

Non-interest bearing deposit liabilities are an integral part of a financial institution’s funds portfolio.  These consumer and business checking accounts provide a relatively stable source of investable funds which are considered among a financial institution’s core deposits.  Non-interest bearing demand deposits totaled

$73.7, $49.4 and $33.4 million, respectively, and comprised about 14.8%, 14.6% and 17.7%, of total deposits at December 31, 2006, 2005 and 2004 and averaged about 12%, 14% and 16% of total average deposits for each of the twelve months ended December 31, 2006, 2005 and 2004, respectively.

Other non-interest bearing liabilities totaled $6.1 million and $2.3 million respectively at December 31, 2006 and 2005, and are primarily represented by amounts calculated for interest payable and other expenses accrued but unpaid, minority shareholder interests, and certain clearing amounts.  Accrued interest payable increased $755,000 to $1.5 million during the twelve months ended December 31, 2006, due to higher deposit volumes.  Reserve for taxes payable amounted to $0.8 million as of December 31, 2006 and was insignificant for 2005.  Accounts payable and accrued expenses amounted to $2.7 million and $2.3 million for the years ended December 31, 2006 and 2005, respectively.

Other Borrowings and Subordinated Debt

We may occasionally use Fed funds purchased and short-term Federal Home Loan Bank (“FHLB”) borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  Uncommitted lines are available from several correspondent banks, however, the borrowing line at FHLB is dependent on the level of pledged collateral and the extent of FHLB equity held.  There was a total of $56 million available from this source at December 31, 2006 and $64 million at December 31, 2005, less funds drawn, as noted below.  Such funds were made available on an overnight, index based rate at both December 31, 2006 and 2005.

These lines of credit available to us under various agreements with the Federal Home Loan Bank of San Francisco, Pacific Coast Bankers’ Bank, and Zions National Bank are generally available under specified conditions.  The extent of pledged collateral available, the amount of the line and the period over which funds can be drawn may be subject to terms and conditions of an underlying letter of understanding.  At the current time, management is not aware of any known events, demands, trends or uncertainties that would likely result in the termination or material reduction in availability of our off-balance sheet borrowing arrangements.  Should such availabilities be substantially reduced, management would look to other internal and external sources of liquidity to support any reduced availability from current lines, although no absolute assurance can be given that this, in fact, would occur.  As of December 31, 2005 the Company had no advances outstanding from the FHLB as compared to December 31, 2006, when $31.0 million had been drawn.  In addition to overnight advances the Company acquired $8 million in term advances from the FHLB as a result of the merger with NNB Holdings, and Northern Nevada Bank.

With the acquisition of the 1031 qualified intermediaries the Company acquired debt of $187,000 to another financial institution which was paid off during the second quarter of 2006.  The Company also issued two notes payable of $265,000 each, due in one and two years.  These notes are carried at prime and interest is payable at maturity.  One of these notes payable was paid during January 2007.

Since growth in core deposits may be at intervals different from loan demand, we may follow a pattern of funding irregular growth in assets with overnight borrowings, which are then replaced with core deposits.  This temporary funding is likely to be utilized for generally short—term periods, although no assurance can absolutely be given that this will, in fact, occur.  Refer to Appendix 12, Other Borrowed Funds, which notes the extent of utilization of various funding sources over represented periods.

During the fourth quarter of 2005 the Company and its Connecticut statutory trust subsidiary, “The Bank Holdings Statutory Trust I”, (the “Trust”) entered into a purchase agreement pursuant to which it was agreed that the trust would issue approximately $15.5 million of floating interest rate trust preferred securities (the “Trust Preferred Securities”).  The Trust Preferred Securities were issued and sold in a private placement exempt from registration under the Securities Exchange Act of 1933, as amended.  The Company acquired an additional $5.2 million in Trust Preferred Securities in the purchase of NNB Holdings, Inc.  The Trust Preferred Securities issued by the Company require quarterly distributions of interest at a floating rate equal to the three month LIBOR plus 1.42%.  The securities acquired from the purchase currently have a fixed rate of 5.95% and will adjust to LIBOR plus 1.85% beginning June 15, 2010.

Economic Value of Equity

The changes in net interest income under rising and declining rate scenarios are typically expected to bear a linear relationship.  The exposure to declining rates is disproportionate in these simulations, however, because some of the Company’s variable deposit rates are currently close to a perceived floor.  As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin.  This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline.

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

The amount of change in economic value under different interest rate scenarios is dependent upon the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument.  As a general rule, fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline, while fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios.  The longer the maturity of the financial instrument, the greater the impact a given rate change will have on its value.  In our economic value simulations, estimate prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are also projected based on management’s best estimates.  We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular.

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value assets.

Capital Resources

At December 31, 2006, the Company had total shareholders’ equity of $73.6 million, comprised of $73.4 million in common stock and surplus, $0.9 million in retained earnings, and $709,000 in accumulated other comprehensive loss.  Total shareholders’ equity at the end of 2005 was $28.7 million.  The Company’s wholly owned subsidiary, Nevada Security Bank, was required by the FDIC to maintain an 8% capital ratio during its first three years of operation.  Due to the Bank’s substantial growth, the Company has contributed additional capital to the Bank to assure that the mandated ratio was not breached during 2006.  The Company issued 323,738 shares of its common stock from the exercise of warrants which were issued in the stock offering of March 2004.  The exercise period for the warrants ended June 30, 2006.  The Company received $3.4 million in proceeds from the exercise of the warrants.  During the third quarter of 2006 the Company issued 678,740 shares in a private placement and received proceeds of $11.5 million.  The proceeds of the private placement were used in the acquisition of NNB Holdings, and Northern Nevada Bank and for other general corporate purposes.  In addition to $7.5 million in cash the Company issued 1,426,208 shares of common stock to acquire NNB Holdings, and Northern Nevada Bank.

Regulatory Capital Guidelines

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks.  The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital

Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital.  Tier I capital generally consists of common shareholders’ equity, surplus and undivided profits.  Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt.  The sum of Tier I capital and Tier II capital represents an institution’s total capital.  The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios

The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets.  The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk.  An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively.  The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio

The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets, less intangibles.  The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base.  The minimum leverage rate is 3%; however, for all but the most highly rated bank hold companies and for bank holding companies seeking to expand, regulators expect and additional cushion of at least 1% to 2%.

Prompt Corrective Action

Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors.  The categories range from “well capitalized” to “critically under capitalized.”  Institutions that are “under capitalized” or lower are subject to certain mandatory supervisory corrective actions.

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

The Federal Deposit Insurance Corporation (“FDIC”) has promulgated risk-based capital guidelines for all state non-member banks such as Nevada Security Bank.  These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures.  There are two categories of capital under the guidelines, Tier 1 Capital includes common stockholders’ equity and qualifying minority interests in consolidated subsidiaries, less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  Tier 2 Capital includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.  At December 31, 2006, 2005 and 2004, the Company’s total risk based assets were $516.1 million, $279.3 million and $167.0 million, respectively.  At December 31, 2006 Nevada Security Bank’s total risk based assets were $494.3 million.  This roughly indicates the intensity of capital usage when compared to total reported assets as noted elsewhere in the body of this report.

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

Liquidity

The liquidity of the Company is comprised of three primary classifications:  Cash flows from or used in operating activities, cash flows used in investing activities, and cash flows provided by financing activities.  Net cash provided by or used in operating activities consists primarily of net income or loss adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the twelve months ended December 31, 2006 net cash provided by operating activities was about $11.5 million, compared to $2.8 million for the same period of 2005. The improvement for the twelve months ended December 31, 2006 over the same period of 2005 was primarily as a result of the continued growth of the Bank, and the increase in net income in 2006 over the same period in 2005.

Net cash used in investing activities, consists primarily the of purchases of securities, and funding of loans, was approximately $99 million and $101 million for the twelve months ended December 31, 2006 and 2005, respectively, all of which reflected the continued asset growth of the Bank.

Net cash provided by financing activities for all periods under review overwhelmingly reflects the deposit growth of the organization.  For the twelve months ending December 31, 2006 the net cash provided by financing activities was $78 million, as compared to $135 million for the same period of 2005.

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

As of December 31, 2006, non-pledged securities comprised about $28.9 million or 31% of our securities portfolio.  Other forms of balance sheet liquidity on that date include vault cash and balances due from banks which totaled $31 million.  In addition to the liquidity inherent in its balance sheet, we have off-balance-sheet liquidity in the form of lines of credit from two correspondent banks.  Availability on these lines totaled approximately $11.5 million at December 31, 2006.  We manage our liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.  At December 31, 2005 all non-pledged investments were approximately 13% of our total investment portfolio, and total lines of credit approximated $72 million, which were unused as of year end.

On a long term basis, the Bank’s liquidity may be met by changing the relative distribution of its asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets.  Further, it may increase liquidity by soliciting higher levels of deposit accounts through promotional activities, the use of deposit brokers, or borrowing from correspondents through drawing on its lines of credit.  At the current time, the long-term liquidity needs of the Bank primarily relate to funds required to support loan commitments, lease obligations, certificate of deposit maturities and debt repayment.  All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if needs be.

The Bank Holdings is a company separate and apart from Nevada Security Bank.  It must provide for its own liquidity.  The private placement which closed August 6, 2006 provided equity with which it may continue its current growth, support the continued growth of Nevada Security Bank, and the 1031 qualified intermediaries, and pay for its obligations incurred during the normal course of business.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

BancWare modeling software is used for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s primary subsidiary, Nevada Security Bank and its net interest margin.  These simulations can also provide both static and dynamic information on the projected fair market values of the Bank’s financial instruments under different interest rate scenarios.  The simulation program utilizes Bank specific loan, deposit and investment data, and incorporates assumptions on the re-pricing characteristics of embedded options to determine the effects of a given interest rate change on the subsidiary bank’s interest income and interest expense.  Rate scenarios consisting of key rate and yield curve projections are run against the Bank’s investment, loan, deposit and borrowed funds portfolios.  These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).  The Bank typically uses seven standard interest rate scenarios in conducting its simulations, four of which are provided in Appendix 13.

The Bank’s policy is to target the change in the Bank’s net interest income for the next 12 months to plus or minus 7% based on a 100 basis point (b.p.) shock, plus or minus 14% based on a 200 b.p. shock, and plus or minus 21% based on a 300 b.p. shock in interest rates.

See Appendix 13 for information on the Bank’s estimated net interest income profile as of December 31, 2006.  The table illustrates that if there were an immediate downward adjustment of 100 basis points in interest rates and the Bank did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decrease by around $955,000, or approximately 7.42%, over the next twelve months.  By the same token, if there were an immediate increase of 100 basis points in interest rates, the Bank’s net interest income would increase by $728,000 or 5.65% over the next year.  The exposure to declining rates appears disproportionate in these simulations, however, because most of the Bank’s deposit rates have escalated over the past year as a result of FOMC actions.  In reality, management does not expect current rates to fall significantly.  In addition, the preceding interest rate simulation model does not represent a financial forecast and should not be relied upon as being indicative of future results.

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

As shown in Appendix 14 Interest Rate Sensitivity Gap, during the first three months of 2007, approximately 66% of interest bearing liabilities could reprice, compared with 50% of all interest earning assets.  This would be characterized as a negative gap, that is, more liabilities reprice in this period than assets.  A positive gap implies that more assets than liabilities reprice in a given time frame, and the intuitive reaction would be that in a falling rate environment, it would be more beneficial to be negatively gapped; that is, interest bearing liabilities drop in price faster than interest earning assets, and in a rising interest rate environment it would be better to have interest earning assets reprice quicker than interest bearing liabilities, thereby creating additional short-term income.

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

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed.  Economic values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value and does not vary with interest rate fluctuations.  An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.  At the current time, the Company determines the economic value of equity (“EVE”) on a quarterly basis, and is establishing guidelines for such variances based on historical economic and Company trends, after an evaluative period with includes the substantial increases in FOMC rates changes over the past year.  Such guidelines will be further refined, formalized and documented during the year 2007.

Federal Taxation

The Company files a consolidated federal tax return for all entities except Granite Exchange, using the accrual method of accounting.  All required tax returns have been filed. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations.  See Note 9 to the Consolidated Financial Statements for additional information.

State Taxation

Under Nevada law, financial institutions are subject to employment and branch location taxes but not income taxes.  The employment tax is calculated 2.0% of total salaries and wages, while the branch location fee is $7,000 per branch location, per year.  Montana and California impose state income taxes.  In these states the Company files a tax return, based on allocated income that is calculated pursuant to income allocation criteria.
These criteria are:

•     Property Factor.  Real and personal property, rent or lease expense and loan and credit card receivables sourced on the location;

•     Revenue Factor.  Interest, fees and penalties secured by real property sourced to the state where the property is located; and

•     Payroll Factor.  Payroll consists of salaries, wages and other compensation by state tied to Federal 940 reports or state unemployment reports.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements and independent auditors’ reports listed below are included herein:

I a.	Report of Independent Registered Public Accounting Firms

II.	Consolidated Balance Sheets – December 31, 2006, and 2005

III.	Consolidated Statements of Operations – Years Ended December 31, 2006,
2005 and 2004

IV.	Consolidated Statements of Stockholders’ Equity –
Years Ended December 31, 2006, 2005 and 2004

V.	Consolidated Statements of Cash Flows – Years Ended
December 31, 2006, 2005, and 2004

VI.	Notes to the Consolidated Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors
The Bank Holdings

We have audited the accompanying consolidated balance sheets of The Bank Holdings and subsidiaries (the “Company”) as of December 31. 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bank Holdings and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the two years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 14 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation arrangements to conform to Statement of Financial Accounting Standards No. 123R, Share Based Payments.

We have also audited the adjustments described in Note 1, Income per Common Share and Note 20, Subsequent Event, that were applied to restate the 2004 financial statements resulting from the stock dividend in February 2007.  In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Moss Adams LLP

Stockton, California
April 2, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The Bank Holdings

Reno, Nevada

We have audited, before the effects of the adjustments to earnings per share described in Note 20, the consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2004 (the 2004 financial statements before the effects of the adjustments discussed in Note 20 are not presented herein).  The 2004 financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements, before the effects of the adjustments described in Note 20, present fairly, in all material respects the results of operations and cash flows of The Bank Holdings and Subsidiary for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments described in Note 20 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Moss Adams, LLP.

/s/ McGLADREY & PULLEN, LLP

Las Vegas, Nevada
March 16, 2005

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

THE BANK HOLDINGS AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share date)

	December 31,
	2006	2005
ASSETS
Cash and due from banks	$31,851	$5,980
Liquid money market funds and other short term investments	1,337	8,500
Federal funds sold	535	27,791
Cash and cash equivalents	33,723	42,271
Securities, available for sale	16,337	19,512
Securities, held to maturity (fair value of 2006: $75,718; 2005: $63,048)	76,590	64,309
Securities, trading	4,299	1,283
Other equity securities, at cost	4,750	2,067

Loans, gross	463,858	245,185
Allowance for loan losses	(5,430)	(2,655)
Deferred loan fees, net	(997)	(356)
Loans, net	457,431	242,174

Premises and equipment, net	7,857	2,863
Bank owned life insurance	11,868	6,312
Intangible asset	2,373	500
Goodwill	28,344	—
Other assets	7,968	3,341
TOTAL ASSETS	$651,540	$384,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$73,748	$49,411
Interest bearing demand	10,921	7,825
Savings	77,767	2,382
Money Market	107,107	183,917
IRA’s	4,398	1,164
Time deposits < $100,000	155,903	53,730
Time deposits > $100,000	67,153	39,769
Total deposits	496,997	338,198
Short term borrowed funds	31,265	—
Long Term borrowed funds	8,265	—
Junior subordinated debt	20,619	15,464
Exchange Liabilities	13,290	—
Minority shareholder interest in subsidiaries	1,427	—
Accrued expenses and other liabilities	6,109	2,268
Total Liabilities	577,972	355,930

Commitments and contingencies (Notes 6 and 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 authorized; 5,831,099 issued and outstanding as of December 31, 2006 and 3,124,266 at December 31, 2005	54	30
Additional paid-in capital	73,345	30,431
Retained earnings (accumulated deficit)	878	(1,205)
Accumulated other comprehensive (loss)	(709)	(554)
Total stockholders’ equity	73,568	28,702
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$651,540	$384,632

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share date)

	Years Ended December 31,
	2006	2005	2004
Interest and dividend income:
Federal funds sold and other	$950	$248	$96
Debt securities, taxable	3,585	2,362	2,885
Debt securities, non-taxable	307	—	—
Dividends	242	83	34
Loans, including fees	25,955	14,473	7,521
Total interest and dividend income	31,039	17,166	10,536

Interest expense:
Deposits	12,881	6,677	3,443
Other borrowed funds	2,202	667	226
Total interest expense	15,083	7,344	3,669

Net interest income	15,956	9,822	6,867

Provision for loan losses	771	1,069	764
Net interest income, after provision for loan losses	15,185	8,753	6,103

Noninterest income:
Service charges on deposit accounts	261	206	136
Other service charges, commissions and fees	181	165	139
Pre-underwriting fees	9	25	154
Income on bank owned life insurance	307	313	—
Exchange fee income	448	—	—
Unrealized gain on trading securities	443	47	110
Net gain on sale of fixed assets	2	4	—
Net gain/(loss) on sale of available for sale securities	31	12	(119)
Total noninterest income	1,682	772	420

Noninterest expense:
Salaries and employee benefits	7,617	4,222	2,743
Occupancy and equipment	1,921	1,532	1,330
Marketing	527	335	241
Data processing	960	733	369
Deposit and loan servicing costs	604	259	213
Accounting, and legal	371	515	519
Other professional services	199	468	257
Telephone and data communications	305	170	138
Other Expenses	1,078	589	432
Total noninterest expense	13,582	8,823	6,242

Net income before income tax provision and Minority Shareholder interests	3,285	702	281

Minority Shareholders share of net income of subsidiaries	127	—	—
Income tax provision (benefit)	1,075	(710)	—

NET INCOME	$2,083	$1,412	$281

Net earnings per share:
Basic	0.51	0.45	0.10
Diluted	0.49	0.41	0.09

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
For the Years Ended December 31, 2006, 2005 and 2004

						Accumulated
		Shares of		Additional		Other
	Comprehensive	Common	Common	Paid-in	Accumulated	Comprehensive
	Income/Loss	Stock	Stock	Capital	Deficit	Income/Loss	Total
	(in thousands, except per share data)

Balance at December 31, 2003		1,405,930	14	13,998	(2,898)	(261)	10,853
Proceeds from issuance of common stock, net of offering costs of approximately, $300,000		1,552,500	16	16,106	—	—	16,122
Stock options exercised		13,900	—	139	—	—	139

Net income	$281	—	—	—	281	—	281

Compensation expense related to stock options		—	—	83	—	—	83

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(221)
Less reclassification adjustment for losses included in net Income	119
Net unrealized holding losses	(102)	—	—-	—	—-	(102)	(102)
Comprehensive income	$179

Balance at December 31, 2004		2,972,330	$30	$30,326	$(2,617)	$(363)	$27,376

Stock options exercised		2,000	—	20	—	—	20
Stock dividend		149,936

Net income	$1,412	—	—	—	1,412	—	1,412

Compensation expense related to stock options		—	—	85	—	—	85

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(179)
Less reclassification adjustment for gains included in net Income	(12)
Net unrealized holding losses	(191)	—	—	—	—	(191)	(191)
Comprehensive income	$1,221

Balance at December 31, 2005		3,124,266	$30	$30,431	$(1,205)	$(554)	$28,702

Stock options exercised		20	—	11		—	11
Shares issed for merger		1,426,208	14	27,569			27,583
Warrants Exercised		323,738	3	3,386			3,389
Private Placement		678,740	7	11,532			11,539
Stock Dividend Feburary 15, 2007		278,127

Net income	$2,083	—	—	—	2,083	—	2,083

Compensation expense related to stock options		—	—	416	—	—	416

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	400
Unrealized minimum projecgted benefit obligation of defined benefit plan	(522)
Less reclassification adjustment for gains included in net Income	(33)
Net unrealized holding losses	(155)	—	—	—	—	(155)	(155)
Comprehensive income	$1,928

Balance at December 31, 2006		5,831,099	$54	$73,345	$878	$(709)	$73,568

THE BANK HOLDINGS AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Periods Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,083	$1,412	$281
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for loan losses	771	1,069	764
Stock option compensation expense	417	85	83
Net amortization of securities	167	387	654
Depreciation	650	520	445
Activity of trading securities, net	(2,507)	(186)	(978)
Unrealized gain on trading securities	(443)	(47)	(110)
Activity of trading securities, net
Income Attrihutable to minority shareholders	127	—	—
Realized gain/loss on sales of available for sale securities, net	(31)	(12)	119
Activity in exchange assets	13,290	—	—
Net change in:
Other assets and liabilities, net	(3,057)	(362)	24
Net cash provided by (used in) operating activities	11,467	2,866	1,282

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	8,534	394	64,667
Purchases	(4,827)	(4,377)	(43,716)
Activity of securities held to maturity:
Proceeds from maturities, prepayments and calls	15,336	12,595	21,711
Purchases	(27,764)	(23,686)	(37,902)
Activity in equity securities, net	(1,175)	130	(1,307)
Investment in non-bank subsidiaries, net	(3,280)	—	—
Additional Investment in non-bank subsidiaries, net	(442)	—	—
Increase in bank owned life insurance	(2,172)	(312)	(6,000)
Loan originations and principal collections, net	(95,714)	(84,718)	(77,664)
Cash and equivalents acquired in acquisitions net of cash paid	13,487	—	(500)
Purchases of premises and equipment, net	(936)	(360)	(1,399)
Net cash used in investing activities	(98,953)	(100,798)	(82,110)

Cash flows from financing activities:
Net increase in deposits	32,470	149,857	39,594
Proceeds from other borrowed funds, net	31,530	(30,500)	24,375
Proceeds from subordinated debentures		15,464	—
Proceeds from private placement	11,539	—	—
Proceeds from exercise of stock warrants	3,389	—	—
Proceeds from exercise of stock options	10	20	139
Net proceeds from issuance of common stock	—	—	16,122
Net cash provided by financing activities	78,938	134,841	80,230

Net change in cash and cash equivalents	(8,548)	36,909	(598)

Cash and cash equivalents at beginning of the period	42,271	5,362	5,960
Cash and cash equivalents at end of the period	$33,723	$42,271	$5,362

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$15,083	$7,344	$3,659

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS

Notes to Consolidated Financial Statements

December 31, 2006

NOTE 1 – BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation

On July 9, 2003, the stockholders of Nevada Security Bank approved the exchange of their common stock in Nevada Security Bank for common stock in the newly formed holding company, The Bank Holdings.  This transaction was consummated on August 29, 2003 and was accounted for at historical cost. The consolidated financial statements include the accounts of The Bank Holdings, its wholly-owned subsidiary, Nevada Security Bank, its wholly owned subsidiary Rocky Mountain Exchange, and its 75% owned subsidiary Granite Exchange.  Nevada Security Bank was organized on February 26, 2001 and opened for business on December 27, 2001. Rocky Mountain Exchange (formerly Big Sky Property Exchange) and Granite Exchange were both purchased in March 2006.  All significant inter-company balances and transactions have been eliminated in consolidation.

In accordance with provisions of Financial Accounting Statements Board (“FASB”) interpretation No. 46 Consolidation of Variable Interest Entities, the Company’s investment in The Bank Holdings Statutory Trust I, and NNB Holdings Statutory Trust I, are not consolidated and they are accounted for under the equity method and included in other assets on the consolidated balance sheet.  The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected on the Company’s consolidated balance sheet.

Nature of Banking Activities

The Bank Holdings is a bank holding company incorporated in Nevada on January 17, 2003 and registered under the Bank Holding Company Act of 1956, as amended.  We conduct bank operations through our principal subsidiary, Nevada Security Bank, a Nevada state-chartered commercial bank.  We and Nevada Security Bank are both headquartered in Reno, Nevada at 9990 Double R Boulevard.  We acquired all of the outstanding shares of Nevada Security Bank on August 29, 2003.  On November 6, 2006, the Company acquired NNB Holdings, Inc. in Reno, Nevada and its subsidiary bank Northern Nevada Bank whose branches became part of Nevada Security Bank.

During the first quarter of 2006, the Company acquired two qualified intermediary companies, Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and Granite Exchange, Inc. which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  Rocky Mountain Exchange is located in Bozeman, Montana, and Granite Exchange is headquartered in Roseville, California and has other sales offices in Hawaii and Las Vegas, Nevada.  Qualified intermediaries select the financial institution to hold depositor accounts created as part of the exchange transactions.  The exchange balances deposited into the Bank should increase the Bank’s core deposits, decrease the Bank’s loan to deposit ratio, and support future loan growth.  These subsidiaries have been consolidated on the Company’s books.

The Company’s other direct subsidiaries are The Bank Holdings Statutory Trust I, a Connecticut statutory trust which was formed in November, 2005 solely to facilitate the issuance of variable rate capital trust pass through securities and NNB Holdings Statutory Trust I which was formed in June 2005, and was acquired by the Company in the merger with NNB Holdings, Inc.  This additional regulatory capital has enabled the Company to follow previously established expansion plans without an impairment of risk-based capital ratios.  Pursuant to FASB Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46R), The Bank Holdings Statutory Trust I and NNB Holdings Statutory Trust I are not reflected on a consolidated basis in the financial statements of the Company.

These entities are collectively referred to herein as the Company.  Segment information is presented in Note 17.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, demand amounts due from banks (including cash items in the process of clearing), liquid money market funds and federal funds sold.  Cash flows from loans, deposits, and proceeds from issuance of common stock are reported net.  The Company maintains amounts on account with other institutions which, at times, may exceed federally insured limits.  A significant concentration exists with relation to deposits held at Pacific Coast Bankers’ Bank, NSB’s primary correspondent bank. A significant concentration exists with relation to deposits held at Countrywide Bank, a depository for the Company’s 1031 QI’s.  The Company has not experienced any losses on such accounts.

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

Trading Account & Derivative Financial Instruments

The Company’s “trading account” consists of specific equity investments that are carried at market value and separately reported in NOTE 4, “Securities”.  Unrealized gains and losses are included in earnings as non-interest income.  Gains and losses on the sale of equities are recorded on the trade date and are determined using the specific identification method.

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on Company historical, other Nevada banks, and Uniform Bank Performance Report peer bank loss experience adjusted for qualitative factors.

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

Non-Marketable Securities

Non-marketable securities are included in other equity securities on the balance sheet.  These securities include debt and equity investments acquired for various regulatory and investment and other purposes.  These securities are recorded at cost as we believe that the cost of these investments are initially the best indication of estimated fair value unless there have been significant subsequent negative developments that justify an adjustment.  The Bank, is a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB.  The recorded amount of the FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.  The Bank also has an investment in Pacific Coast Bankers’ Bancshares (PCBB) its correspondent bank, to facilitate transactions between the two companies.  The Bank has a small investment in a loan that qualifies as a “Community Reinvestment Act” project.  The Company has made some additional equity investments in its financial qualified intermediaries and has a small investment in Carson River Community Bank which was opened during 2006.

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

Goodwill and Intangible Assets

In connection with its acquisition of the QI’s and NNB Holdings, the Company recorded the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill.  The goodwill resulting from these transactions represents that amount by which the purchase price exceeded the fair value of the net assets acquired.  Intangible assets are generally acquired in an acquisition.  Intangible assets are subject to amortization over their useful lives.  Among these intangible assets are core deposit intangibles and non-core deposit intangibles which the Company will amortize over their estimated useful lives.

Goodwill is evaluated periodically at least annually for impairment.  There was no impairment recognized for the years ended December 31, 2006, 2005, or 2004 on the Company’s goodwill.

Income Taxes

The Company files its income taxes on a consolidated basis.  The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for taxes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Therefore, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between tax financial statement carrying amounts and the basis of existing assets and liabilities.  The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.  During 2004 deferred tax assets were reduced by a valuation allowance.  That valuation allowance was removed for 2005.

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

In 2005, the Company entered into salary continuation agreements with certain executive officers.  The plans provide for annual lifetime benefits.  The Plan, which is treated as a defined benefit plan, gave rise to Prior Service Costs and attendant intangible asset of $1.2 million as of January 1, 2005, which is being amortized on a straight line basis over an estimated average service life of eleven years.  As of December 31, 2006 the total unrecognized Prior Service Costs were $922,000 and is now subject to treatment under FAS No. 158 as Other Comprehensive Expense under FAS No. 158.

The benefit obligation under the plan totaled $2.0 million for the year ended December 31, 2006 and $1.5 million for the same period in 2005.

In connection with these plans, the Company purchased single premium life insurance policies (BOLI) with cash surrender values totaling $11.9 million and $6.3 million at December 31, 2006 and 2005, respectively.  On the consolidated balance sheet, the cash surrender values are included in other assets.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation.  The Company bears the costs for the plan’s administration and the interest earned on participant deferrals.  The related expense was not material for the years ended December 31, 2006, 2005, and 2004.  In connection with this plan, life insurance policies were purchased with cash surrender values totaling $468,000, $320,000 and $108,000 at December 31, 2005 and 2004, respectively, which are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participant to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund.  The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually.  The matching contribution is discretionary; vests over a period of one year from participants’ hire date and are subject to the approval of the Board of Directors.

Stock Compensation Plan

At December 31, 2006, the Company had a stock-based employee compensation plan, which is more fully described in NOTE 14.  On January 1, 2006 the Company adopted the FASB Statement No 123(R), Accounting for Share Based Payments.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on the grant-date fair value of the award.  The fair value is amortized over the requisite service period (generally the vesting period).  The Company previously accounted for the plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

The Company has adopted FAS 123(R) using the modified-prospective-transition method, compensation cost recognized in the year ending December 31, 2006 includes: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and b) compensation cost for all share-based awards granted subsequent to January 1, 2006.  The results of prior periods have not been restated.

On December 28, 2005, the Directors of The Bank Holdings approved the acceleration of non-qualified stock options granted under The Bank Holdings Stock Option Plan of 2002 as amended.  Non-qualified options previously granted under this Plan were to be vested over a five year term.

The Company determines the fair value of each option grant on the grant date using the Black-Scholes pricing model (1) that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend yield and the risk-free interest rate over the expected life of the option

Assumptions for determining fair values:	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Projected stock price volatility	23.85%	35.0%	35.0%
Risk-free interest rate	4.69%	4.86%	4.11%
Expected life of options (in years)	7.0	7.0	7.0
Fair value per option	$5.44	$6.86	$7.66

(1)  The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock based award and stock price volatility.  The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the Company’s recorded compensation expense could have been materially different from that depicted in here.  In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  If the Company’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  The dividend yield is based on the lack of historical cash dividends paid during the life of the company, while the projected stock price volatility is based on historical factors.  The Company uses the seven year zero coupon treasury rate as the risk-free interest rate.  The expected life of options (in years) is based on limited historical data, since very few options have been exercised and employee and directors exercise of awards have been based primarily on four separations, and two deaths.  The vesting period has been noted above.

Income Per Common Share

Income per share for all periods presented in the Consolidated Statements of Operations is computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of December 31, 2006 were 659,935. The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Years Ended December 31,
	2006 (1)	2005 (1)	2004 (1)

Average number of common shares outstanding	4,117,351	3,122,809	2,884,131
Effect of dilutive options	119,834	167,577	96,807
Effect of dilutive warrants	52,937	153,470	—
Average number of common shares outstanding used to calculate diluted earnings per common share	4,290,122	3,443,856	2,980,938

Net income/(loss)	$2,083	$1,412	$281
Basic net income (loss) per share	$.51	$.45	$0.10
Diluted net income (loss) per share	$.49	$.41	$0.09

(1) Reflects the 5% Stock Dividend declared on February 15, 2007.

Off-Balance Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance sheet instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  Comprehensive income includes net income or loss and other comprehensive income or loss.  The Company’s only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in the net income of the current period that also had been included in other comprehensive income or loss as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period.  The reconciliation of transactions affecting Accumulated Other Comprehensive Income is included in the Consolidated Statement of Shareholders’ Equity for the periods indicated.

Recent Accounting Pronouncements

FASB 159

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted under certain circumstances. Management is evaluating the impact this Statement may have on the Company’s financial statements.

FASB 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Management is evaluating the impact this Statement may have on the Company’s financial statements.

EITF 06-04

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. EITF 06-5 provides that in determining the amount recognized as an asset, a policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. The amount that could be realized should be calculated at the individual policy level and consider any probable contractual limitations, including the exclusion of any additional amounts paid for the surrender of an entire group of policies. The Issue is effective for fiscal years beginning after December 15, 2007. The banking subsidiary of the Company has life insurance arrangements.  We are currently evaluating the impact of adoption of this rule on the Company’s financial statements and results of operations.

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, expressing the staff’s view regarding the process of quantifying financial statement misstatements. SAB 108 requires that when quantifying misstatements for the purposes of evaluating materiality, the effects on both the income statement and balance sheet should be considered. The Company has evaluated the requirements of SAB 108, and we have determined that the adoption of these issues will not have a material impact on the Company’s financial statements or results of operations.

FASB FIN 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which provides clarification for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 31, 2006. Management does not believe that the implementation will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Reclassification

Various reclassifications have been made to the consolidated balance sheet at December 31, 2006 and the consolidated statements of operations for the periods ended December 31, 2005 and 2004, in order to be consistent with the presentation as of December 31, 2006.  Further, certain captions have had revisions to more accurately reflect activities of the Company.  There were no changes to previously reported stockholders’ equity or net income.

NOTE 2 – BUSINESS COMBINATION

Effective November 6, 2006 the Company acquired NNB Holding, Inc. and its wholly owned subsidiary Northern Nevada Bank in an acquisition that was accounted for under the purchase method of accounting.  The results of operations for the acquisition are included in the consolidated financial statements since that date.  The Company’s Board of Directors in reaching the decision to proceed with the merger took into consideration information and advice from several specialists, including investment bankers and legal advisors.  The Board of Directors considered a number of factors (refer to the Joint Proxy Statement-Prospectus for all relevant factors and discussion), some of which are indicated below, without assigning any specific or relative weights to the factors:

•     The consideration provided for in the merger agreement represents fair consideration.

•     The capital of the consolidated institution will provide a better opportunity to expand and leverage the overall expense structure of the consolidated company.

•     The current and prospective economic environment and increasing regulatory and competitive burdens and constraints facing financial institutions generally.

•     The consolidation occurring in the banking industry and the increased competition from other financial institutions in Nevada and California.

•     The similarity of cultures and other attributes of NNB Holdings and Bank Holdings.

•     The capacities of the Company and NNB Holdings for enhanced operating efficiencies.

•     The financial analysis and presentation of the Company’s investment banking firm and its opinion that the consideration to be received is fair, from a financial point of view, to the Company’s shareholders.

The recorded purchase price for NNB Holdings, and Northern Nevada Bank was $35.1 million, which included cash of approximately $7.5 million and 1,426,208 shares of the Company stock valued at $19.34 per share.  The Company recorded several intangible assets connected with the merger.  Before tax effects, a core deposit intangible of $1.6 million was recorded with an estimated life of 7 years, a non-core deposit intangible of $100 thousand with a life about 1 year was also recorded along with a negative loan intangible of $(300) thousand with a life of about 4.5 years.  These items are to be amortized on our financial statements and our tax returns.  Goodwill is subject to an annual impairment test was recorded in the amount of $23 million.

The earnings pro-forma of the Bank Holdings and its subsidiaries combined with NNB Holdings, Inc. and its subsidiary Northern Nevada Bank as if the acquisition had taken place as of January 1, 2005 is as follows:

Consolidated Pro-forma
Statement of Operations (Unaudited)

	For the Years Ended
	December 31, 2006	December 31, 2005
(dollars in thousands, except per share data)

Interest
Interest and dividend income	$40,417	$25,981
Interest expense	18,985	10,364
Net interest income	21,432	15,617

Provision for loan losses	991	1,483

Net interest income after provision for loan losses	20,441	14,134

Non-interest income	1,856	970
Non-interest expense	17,464	12,726

Net income before taxes	4,833	2,378

Income tax (benefit) expense	1,594	(146)
Minority shareholders share of net income of subsidiaries	127	—
Net income	$3,112	$2,524

Earnings per share
Basic	$0.76	$0.57
Diluted	$0.73	$0.53

The following table summarizes the Company’s estimated fair value at the date of acquisition November 6, 2006.

Dollars in thousands
Assets:
Cash and due from banks	$6,129
Federal funds	14,585
Non-marketable securities	787
Loans, net	119,543
Accrued interest receivable	640
Premises and equipment, net	4,939
Intangibles	1,873
Goodwill	23,061
Other assets	3,972
Total Assets	$175,529

Liabilities:
Deposits	$126,329
Accrued interest payable	148
FHLB term advances	8,500
Subordinated debt	5,000
Other liabilities	469
Total Liabilities	$140,446

Net Assets:	$35,083

Effective March 24, 2006 the Company acquired Big Sky Property Exchange of Bozeman, Mt. for total consideration of $120,000.  The Company subsequently incorporated Big Sky Property Exchange as a Nevada Corporation which name was changed to Rocky Mountain Exchange during the year.

Effective March 28, 2006 the Company acquired Granite Exchange, LLC of Roseville, CA. which was subsequently merged into Granite Exchange, a Nevada Corporation which qualified as a foreign corporation for doing business in the State of California.  The total consideration in the acquisition of a 75% interest in Granite Exchange was approximately $3.9 million.  Both of these acquisitions were accounted for under the purchase method of accounting.

The recorded cash price for the above qualified intermediaries was $4 million.  The Company recorded goodwill in connection with the acquisitions.  Goodwill is subject to an annual impairment test for book and tax purposes and was recorded in the amount of $5 million.  The pro-forma results of operations for these acquisitions are not meaningful, since they are not materially different than the reported consolidated results.  The following table represents the estimated fair values of the assets and liabilities acquired.

The results of operations for the acquisitions are included in the consolidated financial statements since that date.  The Company’s Board of Directors in reaching the decision to proceed with the acquisitions took into consideration information and advice from several specialists, including investment bankers.  The Board of Directors considered a number of factors, some of which are indicated below, without assigning any specific or relative weights to the factors:

•     The consideration provided for in the acquisitions agreement represents fair consideration.

•     The capital of the consolidated institution will provide a better opportunity to expand and leverage the overall expense structure of the consolidated company.

•     The current and prospective economic environment and increasing regulatory and competitive burdens and constraints facing qualified intermediary companies generally.

•     The similarity of financial activities in a qualified intermediary company and Nevada Security Bank.

•     The capacities of the Company and for enhanced operating efficiencies.

•     The internal and external independent fair market financial analysis and presentation of the independent appraiser and his opinion that the consideration received is fair, from a financial point of view, to the Company’s shareholders.

The recorded cash purchase prices for the above qualified intermediary companies was $4 million. The Company recorded goodwill connected with the acquisitions.  Goodwill is subject to an annual impairment test and was recorded in the amount of $5 million.  The following table represents the estimated fair values of the assets and liabilities acquired:

(dollars in thousands)
Assets:
Cash and cash equivalents	$210
Premises and equipment, net	106
Goodwill	5,298
Other assets	34
Total Assets	$5,649

Liabilities:
Notes payable	187
Accrued interest and other liabilities	142
Total Liabilities	329

Net Assets	$5,320

NOTE 3 – RESTRICTIONS ON CASH AND AMOUNT DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2006 and 2005, these reserve balances required amounted to approximately $1.4 million and $1.1 million, respectively.

NOTE 4 – SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousand)

Securities available for sale
U.S. Government and federal agencies	$10,347	$4	$(246)	$10,105
State and municipal	500	—	(6)	494
Corporate	3,611	12	(24)	3,599
Preferred securities	404	4	—	408
Mortgage-backed	1,758	—	(27)	1,731
Total securities available for sale	$16,620	$20	$(303)	$16,337

Securities held to maturity
U.S. Government and federal agencies	$25,338	$57	$(102)	$25,293
State and municipal	14,642	82	(25)	14,699
Corporate	789	20	—	809
Mortgage-backed	35,821	13	(818)	35,016
Total securities held to maturity	$76,590	$172	$(945)	$75,817

Trading equity securities	$3,648	$654	$(3)	$4,299

	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousand)

Securities available for sale
U.S. Government and federal agencies	$16,470	$—	$(470)	$16,000
State and municipal	500	—	(16)	484
Corporate	1,032	—	(26)	1,006
Mortgage-backed	2,064	—	(42)	2,022
Total securities available for sale	$20,066	$—	$(554)	$19,512

Securities held to maturity
U.S. Government and federal agencies	$20,740	$—	$(222)	$20,518
State and municipal	1,412	28	(3)	1,437
Corporate	1,284	26	—	1,310
Mortgage-backed	40,873	27	(1,117)	39,783
Total securities held to maturity	$64,309	$81	$(1,342)	$63,048

Trading equity securities	$1,141	$146	$(4)	$1,283

At December 31, 2006 and 2005, securities in the investment portfolio with a carrying value of $64.0 million and $73.2 million, respectively, were pledged as collateral or for other purposes as required or permitted by law.  Of the amounts pledged, $56.5 million was pledged for FHLB borrowing as of December 31, 2006.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2006 is shown below.  Over certain interest rate environments, some, or all of these securities may be called for redemption by their issuers prior to the scheduled maturities.  Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$2,500	$2,479	$9,215	$9,139
After 1 year through 5 years	4,736	4,625	12,185	12,234
After 5 years through 10 years	3,642	3,523	8,919	8,939
After 10 years	3,984	3,979	10,450	10,489
Mortgage-backed securities	1,758	1,731	35,821	35,016
	$16,620	$16,337	$76,590	$75,817

For the year ended December 31, 2006 realized gains and losses from sales of securities available for sale were approximately $11,000 in gains and $3,000 in losses as compared to $8,000 in gains for the same period in 2005 and gross losses of $119,000 for the same period in 2004.  Realized gains and losses in the trading account were $29,000 in gains and $6,000 in losses for the period ending 2006 as compared to $4,000 in gains for 2005.  The results of these activities resulted in this year 2006 net realized gains of $31,000.  The trading account had net unrealized gains of approximately $443,000 for the year ended December 31, 2006 as compared to $47,000 for 2005.

Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	As of December 31, 2006
	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Government and federal agency	$8,715	$(244)	$998	$(2)	$9,713	$(246)
State and municipal	494	(6)	—	—	494	(6)
Corporate	1,786	(20)	495	(4)	2,281	(24)
Mortgage-backed securities	1,731	(27)	—	—	1,731	(27)
	$12,726	$(297)	$1,493	$(6)	$14,219	$(303)
Securities held-to-maturity
U.S. Government and federal agency	$1,725	$(5)	$13,864	$(97)	$15,589	$(102)
State and municipal	5,183	(25)	—	—	5,183	(25)
Mortgage-backed securities	4,154	(30)	28,396	(788)	32,550	(818)
	$11,062	$(60)	$42,260	$(885)	$53,322	$(945)

	As of December 31, 2005
	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Government and federal agency	$1,983	$(11)	$14,017	$(459)	$16,000	$(470)
State and municipal	—	—	484	(16)	484	(16)
Corporate	525	(5)	481	(21)	1,006	(26)
Mortgage-backed securities	1,946	(39)	76	(3)	2,022	(42)
	$4,454	$(55)	$15,058	$(499)	$19,512	$(554)
Securities held-to-maturity
U.S. Government and federal agency	$10,068	$(52)	$7,223	$(171)	$17,291	$(223)
State and municipal	250	(2)	—	—	250	(2)
Mortgage-backed securities	11,260	(188)	25,598	(929)	36,858	(1,117)
	$21,578	$(242)	$32,821	$(1,100)	$54,399	$(1,342)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to; 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2006, debt securities had an aggregate depreciation of less than 1.1% from the Company’s amortized cost basis.  In the available-for-sale portfolio, twenty-one securities have an unrealized loss.  In two of those securities the unrealized loss has exceeded one year.  There are ninety-nine securities in the held-to-maturity portfolio that have an unrealized loss.  In seventy-six of those securities the losses have exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

At December 31, 2005, debt securities had an aggregate depreciation of less than 2.2% from the Company’s amortized cost basis.  None of these unrealized losses was deemed to be other than temporary.  These unrealized losses related primarily to fluctuations in the interest rate environment at that time.

NOTE 5 – LOANS

A summary of the balances of loans is as follows:

	December 31,
	2006	2005
	(Dollars in thousands)

USDA Agricultural	$12,698	$13,528

Commercial and industrial	74,368	38,429

Real Estate:
Construction	153,761	74,189
Term	215,052	110,060

Consumer loans	7,979	8,979
	463,858	245,185

Less: Allowance for loan losses	5,430	2,655
Net unearned loan fees	997	356
Loans, net	$457,431	$242,174

An analysis of the allowance for loan losses is as follows:

	Years Ended December 31,
	2005	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$2,655	$1,586	$822
Provision for loan losses	771	1,069	764
Allowance acquired from NNB Holdings, Inc	1,951	—	—
Loans charged-off	—	—	—
Recoveries of loans previously charged-off	53	—	—
Balance at end of year	$5,430	$2,655	$1,586

The Company also carries an allowance for undisbursed loan commitments which is reported as an “other liability”.  At December 31, 2006 and 2005 such allowance was $334,000, and $225,000, respectively.

The Company had no loans which were classified as troubled restructured debt as of December 31, 2006 or 2005.  The Company had two loans on non-accrual in the amount of $549,000 as of December 31, 2006 and none as of 2005, as well as no loans past due greater than 90 days and still accruing as of December 31, 2006 or 2005.

NOTE 6 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	December 31,
	2006	2005

Premises:
Land	$2,300	$—
Buildings	1,982	—
Leasehold Improvements	1,746	1,620
Furniture and Equipment	5,351	2,750
	11,379	4,370

Accumulated depreciation	(3,522)	(1,507)
	$7,857	$2,863

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2005, pertaining Company premises, future minimum rent commitments (in thousands) under various operating leases are as follows:

Year Ending December 31,
2007	$927
2008	970
2009	992
2010	871
2011	803
Thereafter	3,512
Total	$8,075

The leases contain options to extend for periods of time from one to a maximum of fifteen years.  Total rent expense for the periods ended December 2006, 2005 and 2004, amounted to approximately $836,000, $648,000 and $324,000, respectively.  At December 31, 2006 there were no leasing transactions with related parties, nor were there any capital leases.

NOTE 7 – DEPOSITS

At December 31, 2006, the scheduled maturities of time deposits, including IRA accounts are as follows:

(in thousands)	Under $100	Over $100	Total
Three months or less	$49,027	$30,072	$79,099
Over three to six months	44,366	9,058	53,424
Over six to twelve months	13,484	23,293	36,777
Over twelve months	53,991	4,163	58,154
Total	$160,868	$66,586	$227,454

At December 31, 2006 and, 2005, the Bank’s specialized program of tax free exchange deposits aggregated $70 million and $96 million, respectively. At December 31, 2006 and 2005 the Bank had brokered deposits in the amount of $135 million and $43 million, respectively.

NOTE 8 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $11.5 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There were no balances outstanding under these agreements at December 31, 2006, and 2005.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  There were no overnight advances outstanding as of December 31, 2005 and $39.0 million outstanding as of December 31, 2006.  Of the amount outstanding at December 31, 2006 $8.0 million were term advances acquired in the merger with NNB Holdings, and Northern Nevada Bank with $1.0 million maturing in 2008, $2.0 million maturing in 2009 and $5.0 maturing in 2010.

As part of the acquisition of the two exchange intermediaries the Company issued two notes payable in the amount of approximately $265,000 each with one and two year maturities payable at prime.  The one year note was paid in full subsequent to year end.  The Company also acquired debt due to another financial institution in the amount of $187,000 which was paid off during the second quarter of 2006.

Other subordinated debt as of December 31, 2006 includes $15.5 million in subordinated debentures issued by the Company and $5.1 million acquired in the merger with NNB Holdings, Inc. Of the debentures issued by the Company, $4.2 million of such funds were invested in the Bank to maintain adequate capital levels.

NOTE 9 – INCOME TAXES

The cumulative tax effects of the primary temporary differences which created deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

The components of income tax benefit for the years presented were as follows:

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Current expense
Federal	$784	$—	$—
State	50	6	—
	$834	$6	$—

Deferred tax (benefit)
Federal	$227	$(679)	$—
State	14	(37)	—
	$241	$(716)	$—

Income tax expense (benefit)	$1,075	$(710)	$—

The following were the significant components of deferred tax assets and liabilities:

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$217	$272
Allowance for loan losses	1,743	730
Deferred Compensation	627	185
Development stage costs	—	49
Benefit plan prior service cost	307	—
Unrealized loss on investment securities	94	—
Other	93	127
Total deferred tax assets	$3,081	$1,363

Deferred tax liabilities:
Deferred Loan Costs	$356	$324
Premises and equipment resulting from depreciation	935	248
Deferred Revenue	95	—
Other	35	28
Total deferred tax liabilities	$1,421	$600

Net deferred tax asset	$1,660	$763

At December 31, 2006 and 2005 the Company had approximately $640 thousand and $801 thousand, respectively, of operating loss carryforwards for federal income tax purposes that expire beginning in 2021.  At December 31, 2004, the net deferred tax asset available of $852,000 was offset by an equal valuation allowance.

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2006, 2005 and 2004 due to the following:

	2006		2005		2004
Computed “expected” tax provision	$1,215	37%	$267	35%	$100	35%
Increase (decrease) in income taxes resulting from:
Effect of bank owned life insurance	(111)	(3)%	(185)	(2)%	(91)	(32)%
Municipal interest income	(98)	(3)%	—		—
Non-deductible expense	74	2%	—		—
Other	(5)		(82)	(1)%	(9)	(3)%
	$1,075		$—		$—

NOTE 10 – SUBORDINATED DEBENTURES

The Bank Holdings Statutory Trust I, a Connecticut statutory trust (the “Trust”) was formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.   For financial reporting purposes, the Trust is not consolidated and the Floating Rate Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trust, issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46R.  Under applicable regulatory guidance, the amount of trust preferred securities eligible for inclusion in Tier 1 capital is limited to twenty-five percent (25%) of the Company’s Tier 1 capital on a pro-forma basis.  At December 31, 2006, $10.3 million of trust preferred securities qualified as Tier 1 capital, with another $10.3 million qualifying as Tier 2 capital.

During the fourth quarter of 2005, the Trust issued $15 million Floating Rate Capital Trust Pass-through Securities (“TRUPS”) with a liquidation value of $1,000 per security for gross proceeds of $15 million.  The entire proceeds of the issuance were invested by the Trust in $15,464,000 of subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS.  These Subordinated Debentures represent the sole assets of the Trust.  The Subordinated Debentures issued by the Trust matures on December 15, 2035, bear a current interest rate of 90 day LIBOR plus 1.42% with repricing and payments due quarterly.  These Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any December 15 on or after December 15, 2010.  The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture.  The TRUPS are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of those Subordinated Debentures on December 15, 2035.

Holders of the TRUPS are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2006 of 6.87%.  For each successive three month period beginning on December 15 of each year, the rate will be adjusted to equal the 3 month LIBOR plus 1.42%, provided, however, that such annual rate does not exceed 11%.  The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.  The TRUPS issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS.

As a result of the purchase and merger agreement with NNB Holdings, Inc. the Company acquired NNB Holdings Statutory Trust I which was formed in June 2005 to issue $5,155,000 of fixed/floating rate Cumulative Trust Preferred Securities, which are classified as junior subordinated debt.  The fixed rate of 5.95% began on the date of issuance and will end on (but not including) the interest payment date in June 2010, at which time the interest rate switches to a floating interest rate equal to the three month LIBOR plus 1.85%.  The acquired debentures will mature in 2035, but may be redeemed by the Company at its option at any time on or after June 15, 2010 with a payment of a premium as outlined in the indenture agreement.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the contract amount of the company’s exposure to off-balance sheet risk as of December 31 is as follows:

	Contract Amount
	2006	2005
	(Dollars in thousands)

Commitments to extend credit:
Secured	$79,467	$52,153
Unsecured	25,823	18,160
Unsecured consumer lines of credit	1,650	1,163
Standby letters of credit (Unsecured)	545	293
	$107,485	$71,769

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible extension of credit to existing customers.  These lines-of-credit may be uncollateralized, may not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit have expiration dates within one year.

As of December 31, 2006 there were commitment fee obligations of less than $1 thousand, for the $545,000 Standby Letters of Credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

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

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern Nevada.  At December 31, 2006 and 2005, real estate loans accounted for approximately 79% and 75%, respectively, of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take.  In addition, approximately 5% of total loans are unsecured.  The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

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

In November, 2004, Dot1Web, Inc., Thomas R. Creal, court appointed receiver for Dot1Web, Inc. and Robert DeMaio filed an action against Nevada Security Bank, the Company’s subsidiary.  The Bank Holdings is not a party to this lawsuit.  The central allegation against the Bank is the alleged wrongful dishonor of certain checks drawn on the account of Plaintiff.  The Plaintiffs alleged that, as a result of the dishonor, they lost potential investors who were planning on assisting them with $20,000,000 in capital investment and Mr. Demaio also personally lost nearly $80,000,000 in the value of stock he held in Dot1Web, Inc.

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

NOTE 12 – REGULATORY CAPITAL REQUIREMENTS

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

Additionally, State of Nevada bank regulations restrict distribution of the net assets of the Bank due to the fact that such regulations require the sum of the Bank’s stockholders’ equity and allowance for loan losses to be at least 6% of the average of the Bank’s total daily deposit liabilities for the preceding 60 days.  As a result of these regulations, approximately $29.3 million and $18.2 million of the Bank’s stockholders’ equity were restricted at December 31, 2006 and 2005 respectively.  In addition, as a result of the Bank’s accumulated deficit through year end 2005, the Bank was restricted from paying cash dividends.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2006 and 2005, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt correct action.  To be categorized as well capitalized, an institution must maintain certain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The Company’s and the Bank’s capital amounts and ratios as of December 31, 2006 and 2005, as well as regulatory minimums, are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$67,001	12.98%	$41,527	8.00%	NA	NA
Nevada Security Bank	$53,084	10.74%	$39,545	8.00%	$49,431	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$51,431	9.97%	$20,763	4.00%	NA	NA

Nevada Security Bank	$47,310	9.57%	$17,372	4.00%	$29,659	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$51,431	9.85%	$22,221	4.00%	NA	NA
Nevada Security Bank	$47,310	8.04%	$19,973	4.00%	$26,240	5.00%

December 31, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$46,183	16.53%	$22,345	8.00%	NA	NA
Nevada Security Bank	$32,883	12.51%	$21,026	8.00%	$26,282	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$37,557	13.45%	$11,172	4.00%	NA	NA
Nevada Security Bank	$30,003	11.42%	$10,513	4.00%	$15,769	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$37,557	10.06%	$14,929	4.00%	NA	NA
Nevada Security Bank	$30,003	8.96%	$13,400	4.00%	$16,750	5.00%

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) benefit plan for all eligible employees.  Participants are able to defer up to 15% of their compensation subject to certain limits based on federal tax laws. The plan also provides a profit sharing component where the Company can make discretionary contributions to the plan, which is allocated based on the compensation of eligible employees.  A contribution up to a maximum of $500 was made per participant by the Company during 2006 amounting to approximately $30,000, whereas no contributions were made during the years ended December 31, 2005, or 2004.

NOTE 14 – STOCK COMPENSATION PLAN

Stock Compensation Plan

The Company has adopted the 2002 Stock Option Plan (the “Plan”) under which options to acquire common stock of the Company may be granted to employees, officers, directors and others at the discretion of the Board of Directors.  The Plan allows for the granting of incentive and non-qualifying stock options as those terms are defined in the Internal Revenue Code.  The Plan, as amended at the shareholder’s 2004 Annual Meeting, authorizes up to 1,162,357 shares of common stock to be provided by shares authorized but not outstanding.  Under the terms of the plan authorized shares approximate 20% of outstanding shares of the Company.  The Plan provides for the exercise price and term of each option to be determined by the Board at the date of grant, provided that no options shall have a term greater than 10 years.  All stock options granted under the plan expire ten years after the date of grant.

A summary of stock option activity for the year ended December 31, 2006 is as follows:

	December 31, 2006
	Number of Shares (1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Outstanding at beginning of year	542,124	$12.22
Granted	99,225	17.37
NNB Replacement shares granted (2)	20,004	6.75
Exercised	1,124	9.22
Forfeited	294	17.33
Outstanding at end of year	659,935	$12.83	$3,476,582	7.21

Options exercisable at year-end	448,817	$11.57	$2,931,386	6.77

Weighted average remaining life	7.21 Years

(1)          For the year ended December 31, 2006 shares have been adjusted for the 5% Stock Dividend declared on February 15, 2007, paid on March 1, 2007.

(2)          For the year ended December 31, 2006, certain director’s and officer’s shares granted by NNB Holdings, Inc. were exchanged for Company options.

	2006	2005	2004
Weighted average grant-date fair value of stock options granted	$5.44	$6.86	$7.66
Total fair value of stock options vested	2,931,386	2,313,841	1,566,244
Total intrinsic value of stock options exercised	$8,239	$17,989	$125,024

For the years ended December 31, 2006 and 2005 the Company recognized $416,000 and $85,000, respectively, for stock option compensation expense.  The tax benefit of the compensation expense is $108,000 for 2006 and $31,000 for 2005.  As of December 31, 2006 there was $454,000 in unrecognized compensation expense related to non-vested stock options. This unrecognized compensation cost has a weighted average life of about 4 years.

All options granted under the plan, except for founder’s options (9,000 non-qualified options) and options to two individuals which were carried over from the NNB Holdings, Inc. plan (18,899) which were immediately exercisable, have been granted with a five year vesting period.  Twenty percent of such options are immediately exercisable, with the remaining 80% exercisable at 20% per year, over each of the next four anniversary dates of the grant.

On December 28, 2005, the Directors of The Bank Holdings approved the acceleration of non-qualified stock options granted under The Bank Holdings Stock Option Plan of 2002 as amended.  Non-qualified options previously granted under this Plan were to be vested over a five year term.

As stated previously, the Company has adopted FAS 123(R) using the modified-prospective-transition method; as such, the results for prior periods have not been restated.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FAS 123.

	Years Ended December 31,
	2005	2004
	(Dollars in thousands)
Net Income/(Loss):
As reported	$1,412	$281
Add: Stock-based employee compensation expense included in reported net income	85	83
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards	1,518	723

Pro-forma net (loss)	$(21)	$(359)

Basic and diluted (loss) per share
As reported basic	$.45	$0.10
As reported diluted	$.41	$0.09
Pro forma basic	$(.01)	$(0.12)
Pro forma diluted	$(.01)	$(0.12)

NOTE 15 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has had, and may be expected to have in the future, banking transactions with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties).  In management’s opinion, these loan and deposit transactions were on the same terms as those for comparable loan and deposit transactions with non-related parties.

	For the Years Ended December, 31
Loan Transactions	2006	2005
	(Dollars in thousands)
Balance, Beginning	$6,185	$6,004
New loans	12,383	7,136
Repayments	(7,364)	(6,955)
Balance, Ending	$11,204	$6,185

Undisbursed commitments to related parties,	$5,902	$5,452

Deposit balances of related parties	$12,495	$5,968

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board (FASB) Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2006 or 2005.  The estimated fair value amounts have been measured as of year end, and have not been reevaluated or updated for purposes of these financial statements subsequent to these dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting dates may be different than the amounts reported at year-end.

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

Securities held to maturity and available for sale

Fair values for securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Trading Securities

Fair values for trading equity securities are based on quoted market prices.

Non-marketable Securities

The reported amount of Federal Home Loan Bank (FHLB) stock equals its fair value due to the fact that the shares can only be redeemed by the FHLB at the $100 per share value.  No ready market exists for the Pacific Coast Bankers’ Bancshares stock and it has no quoted market value.  The Company’s other debt and equity investments including Carson River Community Bank are reported at book value which equals its fair value due to the fact that these items have no quoted market value.

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

Other borrowed funds

The carrying amount of FHLB advances approximate fair value due to the next day maturity.  The carrying value of subordinated debentures payable approximate fair value because they reprice quarterly.  The Company’s notes payable approximate fair value as they are tied to prime.  The FHLB term advances are estimated using discounted cash flow analyses, using interest rate currently being offered for advances with similar terms to borrowers with similar credit quality.

Junior Subordinated Debt

The carrying amount of the junior subordinated debt approximate fair value due to the interest rates reprice quarterly.

Accrued interest receivable and payable

The carrying amounts of accrued interest receivable and payable approximate fair value.

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet lending commitments (commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. As of December 31, 2006 and 2005, loan commitments on which the committed fixed interest rate is less than the current market rate are insignificant.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$31,351	$31,351	$5,980	$5,980
Federal funds sold	535	535	27,040	27,040
Liquid money market funds	1,337	1,337	8,500	8,500
Securities available-for-sale	16,337	16,337	19,512	19,512
Securities held-to-maturity	76,590	75,817	64,309	63,048
Trading Securities	4,299	4,299	1,283	1,283
Other equity securities	4,750	4,750	2,067	2,067
Loans, net	457,431	456,014	245,185	239,406
Accrued interest receivable	3,179	3,179	1,696	1,696

Financial Liabilities:
Deposits	496,997	495,294	338,198	338,924
Other borrowed funds	39,530	39,530	—	—
Junior Subordinated debt	20,619	20,619	15,464	15,464
Accrued interest payable	1,507	1,507	710	710

NOTE 17 – SEGMENT INFORMATION

SFAS No. 131, Financial Reporting for Segments of a Business Enterprise, requires that a public business enterprise report financial and descriptive information about is reportable operating segments.  According to the statement, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance internally based on the bank charter, the 1031 QI operating division, and “other”.  The operating segment defined as “other” includes the Parent company, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company, as described in Note 1.  Transactions between operating segments are conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

There is no segment reporting for 2005, since there only existed the Bank and Parent at December 31, 2005 and there was no separately evaluated information concerning allocation of resources or assessment of performance.

	The Bank Holdings Segment Information
		1031		Inter- Company
	Bank	Division *	Parent	Eliminations	Consolidated
For the Year ended December 31, 2006
Net interest income	$15,939	$1,521	$(366)	$(1,138)	$15,956
Provision for loan losses	771	—	—	—	771
Net interest income after provision	15,168	1,521	(365)	(1,138)	15,185

Non-interest income
Service Charges on deposit accounts	261	—	—	—	261
Other service charges and fees	190	—	—	—	190
Bank owned life insurance	307	—	—	—	307
Exchange fee income	—	448	—	—	448
Unrealized gain on trading securities	—	—	443	—	443
Other income	2	—	31	—	33
Total non-interest income	760	448	474	—	1,682

Non-interest expense
Salaries and benefits	5,976	725	916	—	7,617
Occupancy	1,643	114	164	—	1,921
Marketing	365	115	47	—	527
Data Processing	856	82	22	—	960
Deposit and loan servicing costs	604	—	—	—	604
Accounting and legal	131	16	224	—	371
Other professional services	123	35	41	—	199
Telephone and data communications	195	18	92	—	305
Other expenses	780	129	169	—	1,078
Total non-interest expenses	10,673	1,234	1,675	—	13,582

Net income (loss) before taxes and other	5,255	736	(1,567)	(1,138)	3,285

Attributable to minority shareholders	—	127	—	—	127
Income tax provision (benefit)	1,338	315	(578)	—	1,075

Net Income (loss)	$3,917	$294	$(989)	$(1,138)	$2,083

*  1031 division is only 8 months of average data.

Average Balance Sheet
Assets	$413,609	$8,478	$30,092		$452,179
Securities	88,427	—	3,309		91,736
Loans	308,411	—	—		308,411
Deposits	351,956	48,981		(41,005)	359,932
Borrowing	27,750	—	16,737		42,296

	The Bank Holdings Segment Information
		1031		Inter- Company
	Bank	Division	Parent	Eliminations	Consolidated
For the Quarter ended December 31, 2006
Net interest income	$5,197	$1,499	$(242)	$(1,138)	$5,316
Provision for loan losses	175	—	—	—	175
Net interest income after provision	5,022	1,499	(242)	(1,138)	5,141

Non-interest income
Service Charges on deposit accounts	97	—	—	—	97
Other service charges and fees	76	—	—	—	76
Bank owned life insurance	113	—	—	—	113
Exchange fee income	—	159	—	—	159
Unrealized gain on trading securities	—	—	212	—	212
Other income	—	—	20	—	20
Total non-interest income	286	159	232	—	677

Non-interest expense
Salaries and benefits	1,855	234	300	—	2,389
Occupancy	451	40	42	—	533
Marketing	90	74	24	—	188
Data Processing	306	10	10	—	326
Deposit and loan servicing costs	293	—	—	—	293
Accounting and legal	(67)	6	35	—	(26)
Other professional services	(161)	34	41	—	(86)
Telephone and data communications	59	5	1	—	65
Other expenses	378	25	17	—	420
Total non-interest expenses	3,204	428	470	—	4,102

Net income (loss) before taxes and other	2,104	1,230	(480)	(1,138)	1,716

Attributable to minority shareholders	—	159	—	—	159
Income tax provision (benefit)	417	389	(153)	—	653

Net Income (loss)	$1,687	$682	$(327)	$(1,138)	$904

Average Balance Sheet
Assets	$496,904	$8,882	$49,735		$555,521
Securities	90,424	—	5,035		95,459
Loans	387,432	—	—		387,432
Deposits	409,860	49,406		(41,548)	417,718
Borrowing	45,000	—	18,553		63,553

NOTE 18 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial Information Pertaining only to The Bank Holdings is as follows:

Balance sheets

	December 31,
	2006	2005
	(in thousands)
ASSETS
Cash and due from banks	$3,696	$309
Liquid Money Market Funds	1,377	9,251
Cash and Cash Equivalents	5,073	9,560
Securities available for sale	5,359	2,075
Securities trading	4,299	1,283
Other equity investments	500
Investment in Nevada Security Bank	68,339	30,662
Investment in non-bank subsidiaries	1,844	464
Premises and equipment, net	165	179
Goodwill	9,304
Other assets	1,821	343
TOTAL ASSETS	$96,703	$44,566

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable	$530	$—
Subordinated debentures	20,619	15,464
Minority shareholder interest in subsidiaries	1,425
Accrued expenses and other liabilities	561	400
Total Liabilities	23,135	15,864

Stockholders' equity:
Total stockholders' equity	73,568	28,702
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,703	$44,566

Statement of Income

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Interest income:
Liquid Investments	$328	$88	$4
Securities, taxable	248	59	30
Dividends	125	17	6
Total interest and dividend income	701	164	40

Interest expense:
Notes Payable	37	—	—
Subordinated debentures	1,031	142	58
Total interest expense	1,068	142	58

Net interest income	(367)	22	(18)

Non-interest income:
Unrealized gain on trading securities	443	47	110
Net gain on sale of investment securities	31	12	(12)
Total non-interest income	474	59	98

Non-interest expense:
Salaries and employee benefits	915	321	239
Occupancy and equipment	164	180	86
Data processing	22	27	27
Accounting and legal	224	235	141
Other	351	233	142
Total non-interest expense	1,676	996	635

Net Loss before benefit for income taxes and other	(1,569)	(915)	(555)

Benefit for income taxes	(578)	(79)	—

Net Loss before equity in net income of subsidiaries	(991)	(836)	(555)

Equity in net income of subsidiaries	3,074	2,248	836
Net Income	$2,083	$1,412	$281

Statement of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$2,083	$1,412	$281
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Equity in net (income) of subsidiaries	(3,074)	(2,248)	(836)
Realized stock option compensation expense	417	85	83
Net amortization of securities	4	2	7
Depreciation	24	23	13
Unrealized gain on trading securities	(443)	(47)	(110)
Purchase of trading securities, net	(2,507)	(186)	(978)
Loss/Income Attrihutable to minority shareholders	127	—	—
Realized (gain)/loss on sales of available
for sale securities, net	(31)	(12)	12
Net change in:
Other assets and liabilities, net	(2,027)	125	104
Net cash used in operating activities	(5,427)	(846)	(1,424)

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales and prepayments	1,531	542	2,423
Purchases	(4,827)	(1,749)	(3,352)
Investment in non-bank subsidiaries, net	(3,280)	—	—
Additional Investment in non-bank subsidiaries, net	(442)	—	—
Purchase of intangible assets	(7,500)	—	—
Investment in Bank	—	(4,240)	(9,900)
Investment in Trust subsidiary	—	(464)	—
Purchases of premises and equipment	(10)	(17)	(198)
Net cash used in investing activities	(14,528)	(5,928)	(11,027)

Cash flows from financing activities:
Proceeds from issuance of short term debt, net	530	—	(3,125)
Proceeds from issuance of subordinated debt	—	15,464	—
Proceeds from private placement	11,539	—	—
Proceeds from exercise of stock warrants	3,389	—	—
Proceeds from exercise of stock options	10	20	139
Net proceeds from issuance of common stock	—	—	16,122
Net cash provided by financing activities	15,468	15,484	13,136

Net change in cash and cash equivalents	(4,487)	8,710	685

Cash and cash equivalents at beginning of the period	9,560	850	165
Cash and cash equivalents at end of the period	$5,073	$9,560	$850

NOTE 19 -QUARTERLY DATA (UNAUDITED)

	Periods Ended
	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)

Interest and Dividend Income	$10,203	$7,736	$6,916	$6,184	$5,293	$4,643	$3,864	$3,366
Interest Expense	4,887	3,855	3,274	3,067	2,631	1,964	1,533	1,216
Net interest income	5,316	3,881	3,642	3,117	2,662	2,679	2,331	2,150

Provision for Loan Losses	175	247	(124)	473	377	292	186	214
Net interest income after Provision for Loan Losses	5,141	3,634	3,766	2,644	2,285	2,387	2,145	1,936

Noninterest income	677	535	249	221	153	376	97	146
Noninterest expenses	4,102	3,250	3,348	2,882	2,569	2,382	1,967	1,905

Income (Loss) before taxes	1,716	919	667	(17)	(131)	381	275	177

Income/Losses attributable to Minority Shareholders	159	3	-35	0	0	0	0	0

Provision for Taxes	653	382	33	7	-710	0	0	0

Net Income (Loss)	$904	$534	$669	$(24)	$579	$381	$275	$177

Other Comprehensive income (loss), unrealized gains/losses on securities available for sale	(563)	186	(83)	193	(144)	(88)	266	(225)

Comprehensive Income (Loss)	$341	$720	$586	$169	$435	$293	$541	$(48)

Earnings/(loss) per common share:
Basic	$0.18	$0.14	$0.20	$(0.01)	$0.18	$0.12	$0.09	$0.06
Diluted	$0.16	$0.13	$0.19	$(0.01)	$0.15	$0.11	$0.09	$0.06

NOTE 20 – SUBSEQUENT EVENT

The Company declared a 5% stock dividend to shareholders of record February 15, 2007 with an ex-dividend date of February 13, 2007. For every 20 shares of common stock held, shareholders will receive one (1) additional share of common stock. No fractional shares will be issued; fractional shares will be rounded up to the nearest whole share. The transfer agent mailed certificates representing the 5% stock dividend on or about March 1, 2007.

In January 2007 the Company acquired another 5% of Granite Exchange in the amount of $265,000 from one of its minority shareholders.  This transaction will enable the Company to prepare consolidated tax returns which include Granite Exchange.

ITEM 9.                                                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.               CONTROLS AND PROCEDURES

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

It should be noted that in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERANCE

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

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 and by this reference are incorporated herein.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Fees for Services Provided by Independent Auditors

Fees for all services provided by Moss-Adams, LLP the Company’s independent auditors for fiscal years 2006 and 2005, are as follows:

Audit Fees

Principal Accountant Fees and Services

	For the Years Ended December 31,
	2006	2005
	(in thousands)
Audit Fees (1)	$97	$97
Tax Services (2)	8	8
Audit Related Fees	15	15
All Other Fees (3)	6	6

(1)                                  Audit fees consist of fees for professional services rendered for the audit of The Bank Holdings consolidated financial statements for 2006 and 2005.  Audit fees for 2006 and 2005 also include fees and costs associated with SAS 100 reviews associated with Form 10-Q filings.

(2)                                  Tax services consist of compliance fees in preparation of income tax returns.  Tax fees also include various tax planning matters.

(3)                                  Audit related fees consist of due diligence review work for the Company’s 1031 exchange acquisition and the acquisition of NNB Holdings, Inc.

PART IV

ITEM 15.  EXHIBITS

(a)  Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation of The Bank Holdings (1)

3.2	Amendment to Articles of Incorporation of The Bank Holdings (1)

3.3	By-laws of The Bank Holdings (1)

4.1	Share Certificate (3)

10.1	2002 Stock Option Plan (2)

10.2	Amendment to the 2002 Stock Option Plan (7)

10.3	Form of Incentive Stock Option Agreement (2)

10.4	Form of Non-qualified Stock Option Agreement (2)

10.5	Form of Amendment to Non-qualified Stock Option Agreement (10)

10.6	Employment Agreement of Harold G. Giomi (8)

10.7	Split Dollar Agreement for Hal Giomi (8)

10.8	Executive Supplemental Compensation Agreement for Hal Giomi (8)

10.9	Employment Agreement of David A. Funk (2)

10.10	Split Dollar Agreement for David A. Funk (8)

10.11	Executive Supplemental Compensation Agreement for David A. Funk (8)

10.12	Employment Agreement of Joe P. Bourdeau (9)

10.13	Split Dollar Agreement for Joe P. Bourdeau (8)

10.14	Executive Supplemental Compensation Agreement for Joe P. Bourdeau (8)

10.15	Employment Agreement of Jack B. Buchold (8)

10.16	Split Dollar Agreement for Jack B. Buchold (8)

10.17	Executive Supplemental Compensation Agreement for Jack B. Buchold (8)

10.18	Employment Agreement Addendum for Jack B. Buchold (9)

10.19	Employment Agreement of John N. Donovan (6)

10.20	Split Dollar Agreement for John N. Donovan (8)

10.21	Executive Supplemental Compensation Agreement for John N. Donovan (8)

10.22	Employment Agreement Addendum for John N. Donovan (9)

10.23	Lease Agreement for Incline Village Office (2)

10.24	Lease Agreement for Reno Office (2)

10.25	Lease Agreement for Roseville Office (4)

10.26	Lease Agreement for Robb and Mae Ann Office (2)

10.27	Deferred Compensation Plan (2)

10.28	Directors Supplemental Insurance Plan Agreement (8)

10.29	First Amended and Restated Nevada Security Bank Split Dollar Agreement (11)

10.30	Indenture (12)

11.1	Statement re: Computation of Per Share Earnings (5)

14.1	Code of Ethics (4)

21.1	Subsidiaries of Registrant

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of Moss-Adams, LLP

31.1	Section 302 Certification by Hal Giomi

31.2	Section 302 Certification by Jack Buchold

32.1	Section 706 Certification by Hal Giomi

32.2	Section 706 Certification by Jack Buchold

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

(4)                               This exhibit was previously filed as part of, and is hereby incorporated by reference to our Form 10-KSB filed with the Commission on March 30, 2004.

(5)                               Computation of earnings per share is incorporated herein by reference to Note 1 of the Financial Statements.

(6)                               This exhibit was previously filed as part of, and is hereby incorporated by reference from, our Form 10-QSB filed with the Commission on August 16, 2004.

(7)                               This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on June 14, 2005.

(8)                               This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on September 21, 2005.

(9)                               This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on November 15, 2005.

(10)                         This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on January 4, 2006.

(11)                         This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on January 27, 2006.

(12)                         This exhibit was previously filed as part of, and is hereby incorporated by reference from, of Form 10-QSB filed with the Commission on November 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 1516(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 2, 2007	The Bank Holdings,
a Nevada Corporation

	By:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

	By:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Allison	Director	April 2, 2007
Edward Allison

/s/ Marybel Batjer	Director	April 2, 2007
Marybel Batjer

/s/ Joseph Bourdeau	President and Director	April 2, 2007
Joseph Bourdeau

/s/ Edward Coppin	Director	April 2, 2007
Edward Coppin

/s/ David A. Funk	Director	April 2, 2007
David A. Funk

/s/ Jesse Haw	Director	April 2, 2007
Jesse Haw

/s/ Kelvin Moss	Director	April 2, 2007
Kelvin Moss

/s/ James Pfrommer	Director	April 2, 2007
James Pfrommer

/s/ Hal Giomi	Chairman and Chief Executive Officer	April 2, 2007
Hal Giomi

/s/ Jack B. Buchold	Chief Financial Officer	April 2, 2007
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

	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2006(a,b)			2005(a,b)			2004(a,b)
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$18,858	$950	5.04%	$7,470	$248	3.32%	$6,080	$96	1.58%
Securities	91,736	3,893	4.24%	69,668	2,362	3.39%	90,242	2,885	3.20%
Equity	7,771	242	3.11%	2,861	83	2.90%	1,351	34	2.52%
Total Investments	118,365	5,085	4.30%	79,999	2,693	3.37%	97,673	3,015	3.09%

Loans: (c)
Agriculture	13,075	836	6.39%	15,754	825	5.24%	17,281	696	4.03%
Commercial	43,912	3,905	8.89%	30,070	2,129	7.08%	21,818	1,294	5.93%
Real Estate Construction	120,027	10,612	8.84%	53,986	3,874	7.18%	24,938	1,358	5.45%
Real Estate Term	129,439	10,453	8.08%	98,387	7,465	7.59%	53,664	3,914	7.29%
Consumer	1,757	130	7.40%	2,946	169	5.74%	4,627	248	5.35%
Credit Card and Overdraft Protection	148	18	12.16%	91	11	12.09%	89	11	12.36%
Other	53	—	0.00%	33	—	0.00%	37	—	0.00%
Total Loans	308,411	25,954	8.42%	201,267	14,473	7.19%	122,454	7,521	6.14%
Total Earning Assets	426,776	31,039	7.27%	281,266	17,166	6.10%	220,127	10,536	4.79%
Non-Earning Assets	25,403			12,314			13,312
Total Assets	$452,179			$293,580			$233,439
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$7,886	$76	0.96%	$7,200	$19	0.26%	$6,441	$12	0.19%
Savings Accounts	80,839	3,202	3.96%	2,533	13	0.51%	2,331	12	0.51%
Money Market	113,130	4,424	3.91%	128,195	4,049	3.16%	126,261	2,739	2.17%
IRA’s	1,626	62	3.81%	1,069	28	2.62%	840	14	1.67%
Certificates of Deposit<$100,000	69,345	3,285	4.74%	37,861	1,425	3.76%	5,396	98	1.82%
Certificates of Deposit>$100,000	42,554	1,831	4.30%	33,457	1,143	3.42%	26,361	568	2.15%
Total Interest Bearing Deposits	315,380	12,880	4.08%	210,315	6,677	3.17%	167,630	3,443	2.05%
Borrowed Funds:
Short term debt	24,599	1,155	4.70%	1,779	667	3.87%	10,334	226	2.19%
Long term debt	17,697	1,048	5.92%	15,464	—	—	—	—	—
Total Borrowed Funds	42,296	2,203	5.21%	17,243	667	3.87%	10,334	226	2.19%
Total Interest Bearing Liabilities	357,676	15,083	4.22%	227,558	7,344	3.23%	177,964	3,669	2.06%
Demand Deposits	44,552			35,007			31,675
Other Liabilities	8,695			2,954			710
Shareholders’ Equity	41,256			28,061			23,090
Total Liabilities and Shareholders’ Equity	$452,179			$293,580			$233,439

Interest Rate Spread (d)			3.05%			2.87%			2.73%

Interest Income/Earning Assets			7.27%			6.10%			4.79%
Interest Expense/Earning Assets			3.53%			2.61%			1.67%
Net Interest Income and Margin (e)		$15,956	3.74%		$9,822	3.49%		$6,867	3.12%

(a)  Average balances are obtained from the best available daily or monthly data.

(b)  Yields are reflected on a tax equivalent basis.

(c)  Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)  Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e)  Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	For the Year Ended December, 31				For the Year Ended December, 31
	2006 vs. 2005				2005 vs. 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$378	$128	$196	$702	$22	$106	$24	$152
Securities	748	592	191	1,531	(658)	171	(36)	(523)
Equity	142	6	11	159	38	5	6	49
Total Investment Income	1,268	726	398	2,392	(598)	282	(6)	(322)

Loans:
Agriculture	(140)	181	(30)	11	(62)	209	(18)	129
Commercial	980	544	252	1,776	489	251	95	835
Real Estate Construction	4,149	1,247	1,342	6,738	1,583	431	502	2,516
Real Estate Term	2,357	482	149	2,988	3,260	161	130	3,551
Consumer	(68)	49	(20)	(39)	(90)	18	(7)	(79)
Credit Card and Overdraft Protection	7	—	—	7	—	—	—	—
Total Loan Income	7,285	2,503	1,693	11,481	5,180	1,070	702	6,952

Total Interest Income	8,553	3,229	2,091	13,873	4,582	1,352	696	6,630

Interest Expense
Interest Bearing Deposits:
Now Accounts	2	50	5	57	1	5	1	7
Savings	399	87	2,703	3,189	1	—	—	1
Money market	(476)	961	(110)	375	42	1,250	18	1,310
IRA’s	15	13	6	34	4	8	2	14
Certificates of deposit<$100,000	1,184	371	305	1,860	591	105	631	1,327
Certificates of deposit>$100,000	311	294	83	688	153	335	87	575
Total interest-bearing deposits	1,435	1,776	2,992	6,203	792	1,703	739	3,234

Borrowed Funds	970	231	335	1,536	151	174	116	441

Total interest expense	2,405	2,007	3,327	7,739	943	1,877	855	3,675

Net Interest Income	$6,148	$1,222	$(1,236)	$6,134	$3,639	$(525)	$(159)	$2,955

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Appendix 2

Appendix 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Year Ended December 31,
	2006	% of Total	2005	% of Total	2004	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$261	15.52%	$253	32.77%	$193	45.95%
Other service charges, commissions and fees	19	1.13%	23	2.98%	20	4.76%
Loan charges and fees	162	9.63%	95	12.31%	62	14.76%
Pre-underwriting fees	9	0.54%	25	3.24%	154	36.67%
Income on bank owned life insurance	307	18.25%	313	40.54%	—	0.00%
Exchange fee income	448	26.63%	—	0.00%	—	0.00%
Unrealized gains on trading securities	443	26.34%	47	6.09%	110	26.19%
Gain on the sale of fixed assets	2	0.12%	4	0.52%	9	2.14%
Gain/(loss) on the sale of investments	31	1.84%	12	1.55%	(128)	-30.48%
Total non-interest income	1,682	100.00%	772	100.00%	420	100.00%

As a percent of average earning assets		0.39%		0.27%		0.19%

Other Operating Expense:

Salaries and employee benefits	7,617	56.08%	4,222	47.85%	2,743	43.94%
Occupancy costs	1,921	14.14%	1,532	17.36%	1,330	21.31%
Advertising and marketing costs	527	3.88%	335	3.80%	237	3.80%
Data processing costs	960	7.07%	733	8.31%	369	5.91%
Deposit services costs	459	3.38%	259	2.94%	213	3.41%
Loan servicing costs	25	0.18%	2	0.02%	7	0.11%
Provision for undisbursed loan commitments	120	0.88%	64	0.73%	86	1.38%
Telephone and postage costs	305	2.25%	214	2.42%	138	2.21%
Legal and accounting	371	2.73%	515	5.84%	519	8.31%
Other professional services	199	1.46%	468	5.30%	257	4.12%
Director fees	291	2.14%	82	0.93%	64	1.03%
Travel and education costs	281	2.07%	121	1.37%	117	1.87%
Stationery and supplies	186	1.37%	109	1.24%	120	1.92%
Other	320	2.36%	167	1.89%	42	0.67%
Total non-interest expense	$13,582	100.00%	$8,823	100.00%	$6,242	100.00%

As a percentage of average earning assets		3.18%		3.14%		2.84%

Net non-interest expense as a percentage of average earning assets		2.79%		2.86%		2.64%

Efficiency ratio (a)		77.15%		83.41%		84.28%

(a)  Represents non-interest expenses as a percentage of net interest income and non-interest income excluding securities gains and losses.

Appendix 3

Appendix 4 - Securities Available for Sale,  Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	December 31,		December 31,		December 31,
	2006		2005		2004
	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale

US Treasury and Government Agency Securities	$10,347	$10,105	$16,470	$16,000	$14,493	$14,151
Corporate bonds	3,611	3,599	1,032	1,006	909	902
State & municipal	500	494	500	484	500	487
Preferred Securities	404	408
Mortgage-backed securities	1,758	1,731	2,064	2,022	—	—
Subtotal, Available for Sale	$16,620	$16,337	$20,066	$19,512	$15,902	$15,540

Held to Maturity

US Treasury and Government Agency Securities	$25,338	$25,293	$20,740	$20,518	$7,984	$7,917
Mortgage-backed securities	35,821	35,016	40,873	39,783	44,095	43,680
Corporate bonds	789	809	1,284	1,310	1,279	1,365
State & municipal	14,642	14,699	1,412	1,437	230	265
Subtotal, Held to Maturity	$76,590	$75,817	$64,309	$63,048	$53,588	$53,227

Fair value as a % of amortized cost of Held to Maturity Securities		99.0%		98.0%		99.3%

Trading Securities Equity Investments	3,648	4,299	1,141	1,283	970	1,088

Total Securities	$96,858	$96,453	$85,516	$83,843	$70,460	$69,855

Appendix 4

Appendix 5 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of December 31, 2006.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
					More Than 5		More Than
	Less than 1 Year		1 to 5 Years		to 10 Years		10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$1,985	2.55%	$4,625	3.90%	$3,495	4.81%	$—		$10,105	3.95%
Mortgage-backed Securities	—	—	—	—	$—	—	1,731	5.19%	1,731	5.19%
State & Municipal	494	2.57%	—	—	—	—	—	—	494	2.57%
Preferred Securities	—	—	—	—	—	—	408	2.88%	408	2.88%
Corporate Bonds	—	—	—	—	28	6.71%	3,571	3.48%	3,599	3.50%
Total Available for Sale Securities	$2,479		$4,625		$3,523		$5,710		$16,337	3.91%

Held to Maturity Securities

US Government Agencies	$9,216	3.32%	$11,396	5.07%	$4,726	5.87%	$—	—	$25,338	4.58%
Mortgage-backed Securities	21	3.18%	2,758	3.44%	14,397	4.16%	18,645	4.41%	35,821	4.23%
State & Municipal	—	—	—	—	4,192	5.55%	10,450	6.10%	14,642	5.66%
Corporate Bonds	—	—	789	6.51%	—	—	—	—	789	6.51%
Total Held to Maturity Securities	$9,237		$14,943		$23,315		$29,095		$76,590	4.70%

Total Investment Securities	$11,716		$19,568		$26,838		$34,805		$92,927	4.56%

Appendix 5

Appendix 6 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of		As of		As of
	December 31,		December 31,		December 31,		December 31,		December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

USDA Agriculture Loans	$12,698	2.74%	$13,528	5.52%	$16,763	10.43%	$10,876	13.16%	$—	0.00%

Commercial and Industrial
Revolving Lines of Credit	38,271	8.25%	18,066	7.37%	5,171	3.22%	3,218	3.89%	643	2.57%
Other Collateral	21,212	4.57%	16,694	6.81%	14,130	8.79%	8,792	10.63%	1,758	7.03%
Unsecured	16,885	3.64%	3,669	1.50%	5,671	3.53%	3,529	4.27%	3,107	12.42%
Participations	(2,000)	-0.43%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Total Commercial Loans	74,368	16.03%	38,429	15.67%	24,972	15.54%	15,539	18.80%	3,107	12.43%

Real Estate Construction:
Acquisition and Land	50,826	10.96%	32,137	13.11%	9,170	5.71%	5,544	6.71%	2,745	10.98%
Single Family Residences	63,255	13.64%	26,615	10.86%	14,704	9.15%	8,888	10.75%	4,401	17.60%
Multi-family	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Commercial	49,099	10.58%	19,664	8.02%	9,534	5.93%	5,764	6.97%	2,854	11.41%
Government Guaranteed	3,001	0.65%	1,026	0.42%	—	0.00%	—	0.00%	—	0.00%
Participations	(12,419)	-2.68%	(5,253)	-2.14%	—	0.00%	—	0.00%	—	0.00%
Total Real Estate Construction Loans	153,761	33.15%	74,189	30.26%	33,408	20.79%	20,196	24.43%	9,999	39.99%

Real Estate Term:
Single Family Residences	878	0.19%	5,284	2.16%	4,779	2.97%	4,309	5.21%	642	2.57%
Multi-family	6,729	1.45%	6,848	2.79%	—	0.00%	3,903	4.72%	—	0.00%
Commercial	217,465	46.88%	97,732	39.86%	65,246	40.60%	22,683	27.44%	9,276	37.10%
Government Guaranteed	915	0.20%	196	0.08%	3,409	2.12%	—	0.00%	—	0.00%
Participations	(10,936)	-2.36%	—	0.00%	(1,089)	-0.68%	—	0.00%	—	0.00%
Total Real Estate Term Loans	215,052	46.36%	110,060	44.89%	72,345	45.02%	30,895	37.37%	9,918	39.66%

Total Real Estate Loans	368,813	79.51%	184,249	75.15%	105,753	65.80%	51,091	61.80%	19,917	79.65%

Consumer Loans:
Consumer	1,848	0.40%	3,408	1.39%	6,391	3.98%	4,181	5.06%	773	3.09%
Home Equity Lines of Credit	5,710	1.23%	5,417	2.21%	6,757	4.20%	929	1.12%	888	3.55%
Credit Cards and Overdraft Protection	364	0.08%	93	0.04%	72	0.04%	55	0.07%	320	1.28%
Other	57	0.01%	61	0.02%	1	0.00%	—	0.00%		0.00%
Total Consumer Loans	7,979	1.72%	8,979	3.66%	13,220	8.23%	5,165	6.25%	1,981	7.92%

Total Gross Loans	463,858	100.00%	245,185	100.00%	160,708	100.00%	82,671	100.00%	25,005	100.00%

Less:
Allowance for Loan Losses	5,430		2,655		1,586		822		220
Net Unearned Loan Fees/Costs	997		356		597		224		173
Net Loans	$457,431		$242,174		$158,525		$81,625		$24,05612

Appendix 6

Appendix 7- Scheduled Contractual Maturities of the Loan Portfolio

The following table sets forth the scheduled contractual amortization of our loan portfolio at December 31, 2006 as well as the amount of loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	USDA Agriculture	Commerical	Real Estate	Consumer	Total

Amounts due:
Within one year	$—	$36,965	$172,686	$2,119	$211,770
After one year through five years	—	27,813	34,150	249	$62,212
Beyond five years	12,698	9,590	161,977	5,611	$189,876

Total	$12,698	$74,368	$368,813	$7,979	$463,858

Interest Rate Terms on amounts due after one year:

Fixed	$7,416	$10,021	$30,071	$150	$47,658
Adjustable	$5,282	$27,382	$166,056	$5,710	$204,430

Appendix 7

Appendix 8 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Allowance at the beginning of the period	$2,655	$1,586	$822	$220	$—

Allowance contributed by Northern Nevada Bank	1,951	—	—	—	—

Charge-offs:
Agricultural	—	—	—	—	—
Commercial & industrial loans	—	—	—	—	—
Real estate construction loans	—	—	—	—	—
Real estate loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total Loans Charged-Off	—	—	—	—	—

Recoveries:
Agricultural	—	—	—	—	—
Commercial & industrial loans	53	—	—	—	—
Real estate construction loans	—	—	—	—	—
Real estate loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total Loans Recovered	53	—	—	—	—

Net loan charge offs	53	—	—	—	—

Provision charged to expense	771	1,069	764	602	220

Balance	$5,430	$2,655	$1,586	$822	$220

Average gross loans outstanding during period	$308,411	$201,267	$122,454	$50,214	$8,318
Gross loans outstanding at end of period	$463,858	$245,185	160,708	$82,671	$25,005

RATIOS
Net Charge-offs to Average Loans (annualized)	n/a	n/a	n/a	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	1.17%	1.08%	0.99%	0.99%	0.88%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	n/a	n/a	n/a	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	n/a	n/a	n/a	n/a	n/a

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

	As of December 31, 2006		As of December 31, 2005		As of December 31, 2004		As of December 31, 2003		As of December 31, 2002
	Amount	% Total Loans(1)	Amount	% Total Loans(1)	Amount	% Total Loans(1)	Amount	% Total Loans(1)	Amount	% Total Loans(1)
	(Dollars in thousands)

USDA Agriculture Loans	$—	2.74%	$—	5.52%	$—	10.43%	$—	14.00%	$—	0.00%

Commercial and Industrial
Revolving Lines of Credit	427		407		178		141		17
Unseucred and Other Collateral	444		102		88		56		14
Total Commercial Loans	871	16.03%	509	15.67%	266	15.54%	197	15.14%	31	12.85%

Real Estate Construction:
Acquisition and Land	1,711		361		98		46		21
SFR, Commerical, Multi-family	1,379		663		293		177		73
Government Guaranteed	259		17		6		8		9
Total Real Estate Construction Loans	3,349	33.15%	1,041	30.26%	397	20.79%	231		103

Real Estate Term:
Single Family Residences, Multi-family	193		174		79		43		33
Commercial	1,003		897		649		241		39
Total Real Estate Term Loans	1,196	46.36%	1,071	44.89%	728	45.02%	284		72

Total Real Estate	4,545	79.51%	2,112	75.15%	1,125	65.80%	515	63.42%	175	83.26%

Consumer loans	13	1.72%	28	3.66%	191	8.23%	109	7.43%	10	3.89%
Unallocated	1	0.00%	6	0.00%	4	0.00%	1	0.00%	4	0.00%
	$5,430	100.00%	$2,655	100.00%	$1,586	100.00%	$822	100.00%	$220	100.00%

(1) Represents percentage of loans in category to total loans.

Appendix 9

Appendix 10 - Premises and Equipment

The followoing table sets forth the cost and net book value of our fixed assets as of the dates indicated.

	As of December 31,
	2006			2005
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Land	$2,300	$—	$2,300	$—	$—	$—
Buildings	1,982	245	1,737	—	—	—
Leasehold Improvements	1,746	587	1,159	1,620	344	1,276
Furniture, Fixtures and Equipment	5,351	2,690	2,661	2,750	1,163	1,587

Total	$11,379	$3,522	$7,857	$4,370	$1,507	$2,863

Appendix 10

Appendix 11 - Maturity Schedule of Time Certificates of Deposit

At December 31, 2006, the scheduled maturities of time deposits including IRA’s (in thousands) are as follows:

	Under	Over
	100K	100K	Total
During the Year of:
2007	$106,877	$62,423	$169,300
2008	36,464	1,878	38,342
2009	16,421	824	17,245
2010	902	1,156	2,058
2011	204	305	509
Total	$160,868	$66,586	$227,454

Appendix 11

Appendix 12 - Other Borrowed Funds

The following table sets forth the FHLB advances and other borrowing

	As of December 31,
	2006	2005	2004
	(dollars in thousands)

Overnight FHLB Advances

Balance at December 31,	$31,000	$0	$30,500
Average amount outstanding	24,599	15,747	9,403
Maximum amount outstanding at any month end	54,000	35,000	30,500
Average interest rate for the year	4.30%	3.11%	2.19%

Term FHLB Advances *

Balance at December 31,	$8,000	$0	$0
Average amount outstanding for the short period	8,205	0	0
Maximum amount outstanding at any month end	8,500	0	0
Average interest rate for the short period	4.09%	0.00%	0.00%

* Acquired in merger on 11/06/06

Subordinated Debt +

Balance at December 31,	$20,619	$15,464	$0
Average amount outstanding	16,255	2,457	0
Maximum amount outstanding at any month end	20,619	15,464	0
Average interest rate for the year	6.34%	5.79%	0.00%

+ $5.2 million acquired in merger on 11/06/06

Notes Payable

Balance at December 31,	$530	$0	$0
Average amount outstanding	429	0	0
Maximum amount outstanding at any month end	717	0	0
Average interest rate for the year	8.16%	0.00%	0.00%

Appendix 12

Appendix 13- Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on the Bank’s net interest income over a 12 month period following December 31, 2006 in the event of an immediate change up or down in the indicated market interest rates.

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 200 basis points	$1,402	10.89%
Up 100 basis points	$728	5.65%
Down 100 basis points	$(955)	-7.42%
Down 200 basis points	$(2,428)	-18.86%

Appendix 13

Appendix 14 - Interest Rate Sensitivity Gap

The following table sets forth the Company’s interest rate sensitivity.  Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities subject to repricing at various time periods.

	Within	Three	One Year
	Three	Months to	to	After
	Months	One Year	Five Years	Five Years	Total

Interest Earning Assets:
Interest bearning cash and due from banks	$13,290	$—	$—	$—	$13,290
Federal funds sold and short term investments	6,616	—	—	—	6,616
Investment securities	8,051	17,148	47,664	20,064	92,927
Loans	262,228	24,792	25,993	150,846	463,859

Total	$290,185	$41,940	$73,657	$170,910	$576,692

Interest Bearing Liabilities:
Interest bearing demand deposits	$10,921	$—	$—	$—	$10,921
Savings deposits	77,767	—	—	—	77,767
MMDA’s	107,107	—	—	—	107,107
Time deposits less than $100,000	51,976	55,003	53,991	—	160,970
Time deposits of $100,000 or more	39,782	22,965	3,737	—	66,484
Borrowed funds	30,765	1,265	7,000	20,619	59,649

Total	$318,318	$79,233	$64,728	$20,619	$482,898

Interest Rate Sensitivity Gap	$(28,133)	$(37,293)	$8,929	$150,291	$93,794

Cumulative Interest Rate Sensitivity Gap	$(28,133)	$(65,426)	$(56,497)	$93,794

Cumulative Interest Rate Sensitivity Gap/Total Interest Earning Assets	-4.89%	-11.38%	-9.83%	16.31%

Cumulative Gap as a% of Total Assets	-4.32%	-10.04%	-8.67%	14.39%

Appendix 14

Appendix 15 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$67,001	12.98%	$41,527	8.00%	NA	NA
Nevada Security Bank	$53,084	10.74%	$39,545	8.00%	$49,431	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$51,431	9.97%	$20,763	4.00%	NA	NA
Nevada Security Bank	$47,310	9.57%	$17,372	4.00%	29,659	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$51,431	9.85%	$22,221	4.00%	NA	NA
Nevada Security Bank	$47,310	8.04%	$19,973	4.00%	$26,240	5.00%

December 31, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$46,183	16.53%	$22,345	8.00%	NA	NA
Nevada Security Bank	$32,883	12.51%	$21,026	8.00%	$26,282	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$37,557	13.45%	$11,172	4.00%	NA	NA
Nevada Security Bank	$30,003	11.42%	$10,513	4.00%	15,769	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$37,557	10.06%	$14,929	4.00%	NA	NA
Nevada Security Bank	$30,003	8.96%	$13,400	4.00%	$16,750	5.00%

December 31, 2004
Total Capital to Risk Weighted Assets
The Bank Holdings	$28,978	17.26%	$13,434	8.00%	NA	NA
Nevada Security Bank	$25,940	15.60%	$13,303	8.00%	$16,629	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$27,321	16.22%	$6,717	4.00%	NA	NA
Nevada Security Bank	$24,193	14.55%	$6,652	4.00%	9,978	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,321	11.01%	$9,893	4.00%	NA	NA
Nevada Security Bank	$24,193	9.91%	$9,768	4.00%	$12,211	5.00%

Appendix 15