Form 10-Q
period 2007-03-31
BANK HOLDINGS
filed 2007-05-15
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THESECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

Common stock, $0.01 par value, 5,831,099 shares outstanding as of May 14, 2007

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
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

Signatures
Appendices

PART I — FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CONDITION

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2007 (1)	2006
ASSETS
Cash and due from banks	$30,436	$31,851
Liquid money market funds	766	1,337
Federal funds sold	615	535
Cash and cash equivalents	31,817	33,723
Securities available for sale, at fair value	14,624	16,337
Securities held to maturity, at amortized cost	75,920	76,590
Securities - trading, at market value	4,569	4,299
Other equity securities, at cost	3,890	4,750
USDA/SBA loans (at fair value, unpaid principal $14,305)	13,615	—
Loans, gross	450,638	463,858
Allowance for loan losses	(5,502)	(5,430)
Deferred loan fees, net	(960)	(997)
Loans, net	457,791	457,431
Premises and equipment, net	7,718	7,857
Bank Owned Life Insurance	12,626	11,868
Intangible assets	1,712	2,373
Goodwill	29,602	28,344
Other assets	7,149	7,968
TOTAL ASSETS	$647,418	$651,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$60,853	$73,748
Interest bearing demand	11,670	10,921
Savings	74,644	77,767
Money Market	104,233	107,107
IRA’s	4,446	4,398
Time deposits < $100,000	191,743	155,903
Time deposits > $100,000	67,252	67,153
Total deposits	514,841	496,997
Short term borrowed funds	7,765	31,265
Long term borrowed funds	8,000	8,265
Junior subordinated debt	20,619	20,619
Exchange liabilities	15,924	13,290
Minority shareholder interest in subsidiaries	1,015	1,427
Accrued interest payable and other liabilities	5,475	6,109
Total Liabilities	573,639	577,972

Commitments and contingencies (Notes 1)

Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 5,831,099 issued and outstanding as of March 31, 2007 and December 31, 2006	58	58
Surplus	73,341	73,345
Accumulated earnings	871	878
Accumulated other comprehensive loss	(671)	(709)
Total stockholders’ equity	73,779	73,568
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$647,418	$651,540

(1) The March 31, 2007 information is unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	For the Three-Month Period
	Ended March 31, (1)
	2007	2006
Interest and dividend income:
Federal funds sold and other	$300	$126
Debt securities, taxable	862	851
Debt securities, non-taxable	176	31
Dividends	50	27
Loans, including fees	9,954	5,149
Total interest and dividend income	11,342	6,184

Interest expense:
Deposits	5,080	2,640
Other borrowed funds, notes payable and debt	912	427
Total interest expense	5,992	3,067

Net interest income	5,350	3,117

Provision for loan losses	180	473
Net interest income, after provision for loan losses	5,170	2,644

Non-interest income:
Service charges on deposit accounts	77	52
Other service charges, commissions and fees	79	33
Pre-underwriting fees	—	9
Income on bank owned life insurance	109	69
Exchange fee income	14	12
Unrealized gain on trading securities	80	48
Unrealized gain on fair value loans	45	—
Realized gain on sale of fixed assets	14	—
Realized gain (loss) on the sale of investments, net	4	(2)
Total non-interest income	422	221

Non-interest expense:
Salaries and employee benefits	2,645	1,640
Occupancy and equipment	807	412
Marketing	220	90
Data processing	166	189
Deposit and loan servicing costs	254	91
Accounting, legal and tax	152	129
Other professional services	180	125
Telephone and data communications	121	44
Other	388	162
Total non-interest expense	4,933	2,882
Net income before income tax provision and minority shareholder allocation	659	(17)

Provision for income taxes	226	7

Gain/(Loss) attributable to minority shareholders	(24)	—

NET INCOME	$457	$(24)

Net earnings per share:
Basic	0.08	(0.01)
Diluted	0.08	(0.01)

(1) The period ending data for March 31, 2007 and 2006 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the three month periods ending March 31, 2007, and March 31, 2006 (1)

	Comprehensive Income/Loss	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings/ Deficit	Accumulated Other Comprehensive Income/Loss	Total
Balance at December 31, 2005		3,124,266	$30	$30,431	$(1,205)	$(554)	$28,702

Stock options exercised		—	—	—	—	—	—
Stock Dividend February 15, 2007		156,213

Net Income	$(24)	—	—	—	(24)	—	(24)

Compensation expense related to stock options		—	—	393	—	—	393

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period	191
Less reclassification adjustment for gains included in net income	2
Net unrealized holding gains	193		—	—	—	193	193
Comprehensive Income	$169

Balance at March 31, 2006		3,280,479	$30	$30,824	$(1,229)	$(361)	$29,264

Balance at December 31, 2006		5,831,099	54	73,345	878	(709)	73,568

Stock Dividend February 15, 2007			4	(4)			—
Cumulative adjustment effect of FAS 159 adoption					(464)		(464)

Net Income	$457	—	—	—	457	—	457

Compensation expense related to stock options		—	—	180	—	—	180

Other comprehensive income:
Unrealized holding losses on securities available for sale arising during the period	56
Less reclassification adjustment for losses included in net income	(18)
Net unrealized holding losses	38		—	—	—	38	38
Comprehensive Income	$495

Balance at March 31, 2007		5,831,099	$58	$73,341	$871	$(671)	$73,779

(1) The periods ending March 31, 2007 and 2006 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, (1)
	2007	2006
Cash flows from operating activities:
Net Income (loss)	$457	$(24)
Adjustments to reconcile net income (loss) to cash
Provided by (used in) operating activities:
Provision for loan losses	180	473
Stock option compensation expense	180	286
Net amortization of securities	52	41
Depreciation	343	97
Unrealized (gain) on trading securities	(80)	(48)
Activity of trading securities, net	(270)	22
Loss attributable to minority shareholders	24	—
Realized (gain) on sales of fixed assets, net	(14)	—
Realized (gain) loss on sales of available for sale investments, net	(4)	2
Net change in:
Other assets and liabilities, net	1,466	(387)
Net cash provided by operating activities	2,334	462

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	2,292	311
Purchases	(500)	(1028)
Activity in securities held to maturity:
Proceeds from maturities, prepayments and calls	5,164	4,478
Purchases	(4,535)	(11,034)
Activity of equity securities, net	(860)	(645)
Investment in non-bank subsidiaries, net	—	(3,280)
Increase in bank owned life insurance	(109)	(69)
Loan originations and principal collections, net	432	(28,586)
Purchases of premises and equipment	(203)	(246)
Net cash provided by (used in) investing activities	1,681	(40,100)

Cash flows from financing activities:
Net increase in deposits	17,844	(20,995)
(Repayment)/ proceeds from other borrowed funds, net	(23,765)	34,500
Proceeds from the exercise of stock warrants	—	97
Proceeds from the exercise of stock options	—	10
Net cash provided by (used in) financing activities	(5,921)	13,612

Net change in cash and cash equivalents	(1,906)	(26,025)

Cash and cash equivalents at beginning of the period	33,723	42,271
Cash and cash equivalents at end of the period	$31,817	$16,246

(1) The periods ending March 31, 2007 and 2006 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

NOTE — 1 THE BUSINESS OF THE BANK HOLDINGS

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (“the Bank”).  The Bank has six banking offices in northern Nevada and one open office in California with one scheduled to open in May 2007.  The California branches are separately branded as Silverado Bank.

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

The Company’s other direct subsidiaries are The Bank Holdings Statutory Trust I, a Connecticut statutory trust which was formed in November 2005 to solely facilitate the issuance of variable rate capital trust pass through securities and NNB Holdings Statutory Trust I which was formed in June 2005 as a subsidiary of NNB Holdings, Inc., and was acquired by the Company in the merger with NNB Holdings, Inc.  NNB Holdings Statutory Trust I is a Delaware Statutory Trust also formed to facilitate the issuance of capital trust pass through securities.  Pursuant to FASB Interpretation No. 46R Consolidation of Variable Interest Entities (FIN 46R), The Bank Holdings Statutory Trust I and NNB Holdings Statutory Trust I are not reflected on a consolidated basis in the financial statements of the Company.

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

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2006 is from the audited financial statements at that date, but this document does not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  The interim financial information should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

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

Operating Segment Information

We manage our operations and prepare management reports and other information with a primary focus on lines of business.  As of March 31, 2007, we operated one bank located in two distinctive regional markets in two states, and two qualified intermediary companies in four distinct geographic areas.  The operating segments are separated into parent, bank, and non-bank financial services.  Such segment reporting eliminates transactions between noted operating areas, and the accounting policies of the individual segments are the same as those of the Company.  Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.  Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

Table 12 presents selected operating segment information for the three months ended March 31, 2007 and 2006.

Loans

The Company grants real estate, commercial, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans throughout northern Nevada and northern California.  The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  The Company has adopted FAS 159 “Fair Value Option of Financial Assets and Financial Liabilities” and FAS 157 “Fair Value Measurements” for those SBA/USDA loans which were purchased by the Company during 2003 and 2004 when the loan portfolio was smaller than the investment portfolio.  The Company took a charge of $464,000 to retained earnings on January 1, 2007 when the loans were initially marked to market.  The Company recorded $45,000 of mark to market gains on these loans during the first quarter of 2007.

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

The Company sets aside a provision for income taxes on a monthly basis.  The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income.  Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, certain expenses that are not allowed as tax deductions, and tax credits.

Reclassification

Various reclassifications may have been made in the prior periods in order to be consistent with the presentation as of March 31, 2007.  Further, certain captions may have had minor revisions to more accurately reflect activities of the Company.  There were no changes to previously reported shareholders’ equity or net income.

NOTE 3 — FAIR VALUE MEASUREMENT

Effective January 1, 2007, the Company adopted FAS 157 “Fair Value Measurements,” concurrent with its early adoption of FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”   FAS 157 clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with generally accepted accounting principles.  This statement applies whenever other accounting pronouncements require or permit fair value measurements.  FAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur.  FAS 159 also requires entities to report those financial assets and liabilities that are measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial condition.  FAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities.  The Company has elected early adoption of FAS 159 effective January 1, 2007 concurrent with the early adoption of FAS 157 for USDA/SBA loans purchased during 2003 and early 2004.

The Company believes its adoption of FAS 159 will have a positive impact on its ability to better manage the balance sheet and interest rate risks which were associated with this group of specifically acquired assets while potentially benefiting the net interest margin, net interest income, net income and earning per common share during the remainder of 2007, as well as in future periods.  These loan purchases were initiated when the Company’s sole subsidiary Nevada Security Bank was just two years old and suffered from a lack of substantive loan growth.  Further, interest rates were at a very low ebb and these loans were purchased at a yield of approximately 5%.  While this yield was approximately 150 basis points greater than the Bank’s investment portfolio yield, current loan portfolio yields for internally generated loans are in the range of 8%.  As a result, purchased loans are available in the market at narrower spreads and higher interest rates.  With a lower than market coupon rate, and substantial premiums paid at acquisition, the Company’s cost basis of the purchased loans recorded on the statement of condition does not properly reflect the true opportunity costs to the Company.

FAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participant’s use in pricing the financial instrument.  In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.  These loans may be sold in a secondary market with a limited number of active market participants.  An active market quote to determine pricing and the current market value of these loans in the secondary market was completed as of December 31, 2006 and March 31, 2007 and obtained from a recognized investment brokerage house.  These factors met the definition of the most advantageous market and form the basis of the determination of a precise method for determining the value of these loans.

The Company performs fair-market valuations on certain assets as the result of the application of accounting guidelines that were in effect prior to the adoption of FAS 157.  These assets include securities that are available for sale and are valued based upon open-market quotes obtained from reputable third-party brokers.  Market pricing is based upon specific CUSIP identification for each individual security.  Changes in fair value are recorded in other comprehensive income.

The following table summarizes the Company’s financial instruments that were measured at fair value as of March 31, 2007.

Description of Financial Instrument	March 31, 2007	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Securities Available for Sale	$14,624	$14,624	$—	$—
USDA/SBA Loans	13,615	—	13,615	—

Total	$28,239	$14,624	$13,615	$—

The following table presents a reconciliation of retained earnings at the initial adoption of FAS 159 for the Company’s USDA/SBA loan portfolio.

January 1, 2007 Prior to Adoption	January 1, 2007 Prior to Adoption	Net Gain (Loss) upon Adoption	January 1, 2007 After Adoption
	(Dollars in thousand)
USDA/SBA Loans	$14,448	$(736)	$13,712

Pre-tax cumulative effect of adoption of the fair value option	(736)
Increase in deferred tax asset	272

Cumulative effect of adoption of the fair value option (charge to retained earnings)	(464)

During the first quarter of 2007, a pre-tax unrealized gain of $45,000 was recorded in earnings, representing the change in fair value of these loans from the fair value election date of January 1, 2007.

The fair value at March 31, 2007 was calculated using fair value hierarchy level two and in the same manner as the valuation at January 1, 2007.

NOTE 4 — SHARE BASED COMPENSATION

Stock Option Plan

The Company has a stock-based employee compensation plan, which is more fully described in Note 14 of The Company’s 2006 Annual Report on Form 10-K.  On January 1, 2006 the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Accounting for Share Based Payments.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on the grant-date fair value of the award.  The fair value is amortized over the implied service period (generally the vesting period).  The Company previously accounted for stock-based awards to employees under the intrinsic value provisions of APB 25 in which no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The Company has adopted FAS 123(R) using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the three months ended March 31, 2007 includes: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and b) compensation cost for all share-based awards granted subsequent to January 1, 2006.  The results for prior periods have not been restated.

	Quarter Ended March 31, 2007
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	630,717	12.68
Granted	96,400	18.83
Cancelled/Forfeited	—	—
Exercised	—	—
Options outstanding at end of period	727,117	13.62	$3,444,968	7.37 Years

Exercisable (vested) at end of period	573,837	12.52	$3,319,291	6.87 Years

Three Months Ended March 31, 2007
Weighted average grant-date fair value of stock options granted	$6.71
Total fair value of stock options vested	$3,429,332

For the quarter ending March 31, 2007 the Company recognized $180,000 of compensation expense related to stock options.  As of the period ending March 31, 2007, there was $765,000 in unrecognized compensation expense related to non-vested stock options.

Quarter Ended March 31, 2007
Risk free interest rate	4.68%
Expected dividend yield	0.0%
Expected life in years	7.0
Expected price volatility	21.6%

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

NOTE 5 — EARNINGS PER SHARE

Income per share for all periods presented in the unaudited Consolidated Statements of Operations and Comprehensive Income are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of March 31, 2007 totaled 727,117. Warrants were exercisable during the period beginning March 23, 2006 and ending June 30, 2006.  Unexercised warrants expired.  The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Quarter Ending
	March 31,
	2007	2006(1)
Average number of common shares outstanding	5,831,099	3,281,171
Effect of dilutive options	171,025	122,483
Effect of dilutive warrants	—	145,031
Average number of common shares outstanding used to calculate diluted earnings per common share	6,002,124	3,548,685

Net income	$457	$(24)
Basic net income per share	$0.08	$(0.01)
Diluted net income per share	$0.08	$(0.01)

(1) Adjusted for 5% stock dividend declared February 15, 2007.

NOTE 6 — INCOME TAXES

FASB Statement 109, FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The application of FIN 48 may also affect the tax basis of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

The Company has not been previously examined by any income tax authority. Other than the above comments Management does not believe that there are other uncertain tax positions.  Management believes that in the event of an examination the taxing authority that it is more likely than not that the reported tax positions will be upheld. Accordingly, because management expects the taxing authority to allow the reported positions when and if examined, the more-likely-than-not recognition threshold has been met.

NOTE 7 — OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $11.5 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There were no balances outstanding under these agreements at March 31, 2007, and December 31, 2006.

As part of the purchase price of the Company’s two exchange intermediaries, the Company issued two notes payable in the amount of $265,000 each, with one and two year maturities payable at prime.  One note paid off during the quarter ended March 31, 2007 leaving total short term borrowed funds at $265,000.

Other borrowed funds include $20.6 million of subordinated debentures. The Company originally issued $15.5 million of these debentures and $4.2 million of such funds were invested in the Bank to maintain adequate capital levels in line with regulatory guidelines and additional $5.1 million in debentures were acquired in the merger with NNB Holdings, Inc.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  Under such agreements there were overnight advances of $7.5 million and $31.0 million outstanding as of March 31, 2007, and December 31, 2006, respectively.  In addition to the overnight advances there were term advances in the amount of $8.0 million outstanding as of March 31, 2007 and December 31, 2006.  There were $47.8 million in securities collateral and $13.3 million in loan collateral available for this source as of March 31, 2007 as compared to $64.0 million available as of December 31, 2006.

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

FASB 159

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted under certain circumstances. Management has adopted FAS 159 and FAS 157 concurrently as of January 1, 2007 for certain USDA/SBA loans that were purchased in 2003 and early 2004.  Management is evaluating the impact this Statement may have on the rest of the Company’s financial statements.

FASB 158

In September 2006, the FASB issued Statement of Accounting Standards No. 158 (“FAS 158”) Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87,88,106 and 132(R).  This statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  Public companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

FASB 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. FAS 157 must be adopted concurrently with FAS 159.  The Company adopted FAS 157 on January 1, 2007.

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

FASB FIN 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which provides clarification for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 31, 2006. Management does not believe that the implementation will have a material effect on the Company’s financial position, results of operations or cash flows.  The Company adopted FIN 48 as of January 1, 2007.

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

NOTE 9 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the quarter ended March 31, 2007 and 2006, cash paid for interest expense on interest bearing liabilities was $4.6 million and $3.3 million, respectively.  There was no real estate acquired in the settlement of loans for the three month periods ending March 31, 2007 or 2006.

Summary Selected Consolidated Financial Data

	Quarter Ended March 31,		Year Ended
	2007	2006 (3)	December 31, 2006
	(Dollars in thousands, except per share data)
Condensed Statement of Operations
Interest Income	$11,342	$6,184	$31,039
Interest Expense	5,992	3,067	15,083
Net Interest Income	5,350	3,117	15,956
Provision for Loan Losses	180	473	771
Non-interest income	422	221	1,682
Non-interest expense	4,993	2,882	13,582
Loss attributable to minority shareholders	(24)	—	127
Provision for income taxes	226	7	1,075
Net Income	$457	$(24)	$2,083

Period End Data
Assets	647,418	400,986	651,540
Loans, gross	464,253	273,735	463,858
Securities	90,544	91,369	92,927
Deposits	514,841	317,203	496,997
Other borrowed funds	36,384	50,681	60,149
Shareholders’ Equity	73,779	29,264	73,568

Average Balance Sheet
Assets	660,874	378,187	452,179
Loans, gross	469,549	258,086	308,411
Securities	92,966	87,806	91,736
Deposits	511,910	318,914	359,932
Shareholders’ Equity	73,398	28,819	41,256

Asset Quality
Non-performing assets (1)	913	—	549
Allowance for loan loss	5,502	3,128	5,430
Net Charge-offs	108	—	—
Non-performing assets to total assets	0.14%	—	0.08%
Allowance for loan loss to loans	1.19%	1.14%	1.17%
Net Charge-offs to average loans	0.02%	—	—

Per Common Share (3)
Basic income per share	0.08	(0.01)	0.51
Diluted income per share	0.08	(0.01)	0.49
Book value per share	12.65	8.89	12.62
Period end common shares outstanding	5,831,099	3,290,229	5,831,099
Average shares outstanding - basic	5,831,099	3,281,171	4,117,351
Average shares outstanding - diluted	6,002,124	3,548,685	4,290,122

Financial Ratios
Return on average assets	0.28%	(0.03)%	0.46%
Return on average equity	2.53%	(0.34)%	5.05%
Net interest margin (2)	3.72%	3.51%	3.81%
Tier 1 leverage capital ratio	9.30%	8.05%	9.85%

(1) Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status, and other real estate owned.

(2) Net interest income calculated on a fully-taxable equivalent basis divided by average interest-earning assets.

(3) Reflects 5% stock dividend declared on February 15, 2007.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Critical accounting policies are those that involve the most complex and subjective decision and assessments, and have the greatest potential impact on the Company’s stated results of operations.  We consider the following allowance for loan losses to be our critical accounting policy due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.  The Company has made no substantive changes in its critical accounting policies and assumptions compared to the disclosures made in The Bank Holdings Annual Report on Form 10-K for the year ended December 31, 2006.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable charge-offs on loans deemed to be uncollectible based on continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $5.5 million and $3.1 million at March 31, 2007 and 2006, respectively. The provision for loan losses was $180,000 for the quarter ended March 31, 2007 and $473,000 for the quarter ended March 31, 2006.

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on all loans, including certain loans which may have been classified as impaired.  On an ongoing basis an independent loan review function reviews all new loans as well as “watch” and any classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on any remaining loans are based on pools of similar loans using a combination of historical loss from the Bank and its peers.  Table 8 sets forth the allocation of the allowance for loan losses as of March 31, 2007, and December 31, 2006.

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

SUMMARY: Results of Operations — 1st Quarter

Net income for the quarter ended March 31, 2007 was $457,000 as compared with net loss of $24,000 for the quarter ended March 31, 2006.  Basic and diluted earnings per share for the first quarter of 2007 were $0.08 and $0.08 compared with basic and diluted losses per share of $0.01 and $0.01, respectively for the same quarter of 2006.  The Company’s quarterly return on average equity was 2.53% and quarterly return on average assets was 0.28% for the quarter ended March 31, 2007, compared to a loss on average equity of 0.34% and loss on average assets of 0.03% for the quarter ended March 31, 2006.  The primary drivers behind the variance in net income for the first quarter of 2007 relative to the same quarter of 2006 are as follows:

•                  Net interest income increased by $2.2 million, or 72% due primarily to an increase of $227.4 million in average earning assets.

•                  Income on service charges, fees and commissions was $156,000 an increase of $71,000 or 84% compared to the first quarter of 2006.

•                  Cash surrender value increase amounted to $109,000 for the first quarter of 2007 an increase of $40,000 or 58% over the same period in 2006.

•                  Unrealized gains on trading equities amounted to $80,000 for the quarter ending March 31, 2007 as compared to $48,000 for the same period in 2006 an increase of $32,000 or 67%.

•                  Salaries and benefits increased $1.0 million or 61% as compared to the same period in 2006.  These increases reflect the doubling in FTE from period to period.

•                  Occupancy expense increased $395,000 or 96% largely due to the addition of de novo branches opened by the Company along with the locations acquired in the merger with NNB Holdings, Inc., and the 1031 operating companies for March 31, 2007 as compared to March 31, 2006.

•                  The Company recorded $110,000 in amortization costs for intangible assets that were acquired during the merger during the quarter ending March 31, 2007 and had no corresponding expenses for the same period of 2006.

Quarterly Average balances and rates are provided in Table 1.

SUMMARY: Financial Condition

The Company’s total assets were slightly over $647 million at March 31, 2007 a decrease of $4 million or 1%, over total assets of $652 million at December 31, 2006.  The most significant characteristics of and changes in the company’s balance sheet during the first three months of 2007 are outlined below:

•                  For the three months ended March 31, 2007 investment securities decreased $2.4 million from December 31, 2006 or 3%. Average investment securities increased $5.2 million to $93.0 million or 6% at March 31, 2007 compared to the same period ended 2006.  The Company didn’t acquire any investment securities in the merger with NNB Holdings, Inc.

•                  Gross loans were unchanged at $464 million at March 31, 2007 and December 31, 2006.  Average gross loans as of March 31, 2007 of $469 million compared with March 31, 2006 showed an increase of $211 million or 82%.  The Company acquired $120 million in loans during the merger with NNB Holdings, Inc.  Without the acquired loans, average gross loans increased $91 million or 35%.

•                  For the quarter ended March 31, 2007 total assets decreased $4.1 million or 1% to $647 million.  Compared with March 31, 2006 average assets increased $283 million or 75%.  The Company acquired $150 million in assets during the merger with NNB Holdings, Inc.  Without those acquired assets, average assets increased $133 million or 35%.

•                  Total deposits increased by $18 million or 4% during the three month period ending March 31, 2007 to $515 million.  Average deposits increased $193 million to $512 million or 61% at March 31, 2007 compared with the same period in 2006.  The Company acquired $126 million in deposits during the merger with NNB Holdings, Inc.  Without the acquired deposits, average deposits increased $67 million or 21%.

•                  Short term borrowings from FHLB decreased by $24 million.

•                  Exchange deposits at non-affiliated financial institutions amounted to $15.9 million.

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

Quarterly Analysis

Net interest income for the first quarter of 2007 was $5.4 million, an increase of $2.2 million or about 71.6% compared to the first quarter of 2006.  This increase was primarily due to the increases in the volume of interest earning assets.  Average earning assets increased $227.4 million or 63.1% for the quarter ended March 31, 2007 compared to an increase of $119.6 million or 49.6% for the same period in the prior year. Average loans increased by $211.5 million or 81.9% during the first quarter of 2007 compared to the increase of $70.9 million or 37.9% for the first quarter 2006. The growth for the first quarter of 2007 and 2006 was primarily due to internal growth and participations purchased, however growth comparisons from 2007 to 2006 also reflects the acquisition and merger with NNB Holdings, Inc. and its subsidiary bank. Average gross loans as a percent of average earning assets was 79.9% and 71.6% for the quarters ended March 31, 2007 and 2006, respectively.

Continued quality loan growth has been the primary focus of the Bank.  Although we have seen substantial gains in loan volumes over prior periods, the Bank still has relatively few delinquencies and a minimal number and amount of loan losses to date.  These increased loan volumes have been supported by deposit growth and borrowed funds.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 3.69% from 3.51% during the three months ended March 31, 2007 as compared to the same period in 2006, respectively, an increase of eighteen basis points or 5.1%.

The increase in the Company’s net interest margin is largely a result of increases in volumes of interest earning assets and interest bearing liabilities and rate mix changes.  While earning asset growth was greater than the interest bearing liability growth, changes in the interest rate environment impacted both the asset and liability side of the balance sheet.  The magnitude of the $227.4 million change in average earning asset volumes over the periods reported resulted in a $5.2 million change in the Company’s interest income, as noted in Table 1.

The change in the mix of liability funding had an impact on the Company’s net interest margin.  The Company increased its use of brokered certificates of deposit to $170.6 million compared to $42.5 million for the quarter ended March 2006.  The Company also had $15.9 million of exchange deposits with subsidiaries as of March 31, 2007 and none during the first quarter of 2006.  The changes in liability mix along with the $210.4 million increase in average interest bearing liabilities over the period resulted in a $2.9 million change in the Company’s interest expense, as noted in Table 2.

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

Quarterly Analysis

We provided $180,000 and $473,000 for probable loan losses in the quarters ended March 31, 2007, and 2006, respectively.  The Company had six non-accrual loans amounting to $913,000 at the end of the quarter 2007, and none at March 31, 2006.  The Company charged-off $133,000 in loans, at March 31, 2007 and none for the first quarter of 2006.  Including the non-accrual loans, there were eight 30 day or more past due loans as of March 31, 2007, and none during the same period of 2006.  The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit.  This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.  The provision for the off-balance-sheet reserve reflected a reduction of $38,000 and a provision of $11,000 for the quarters ending March 31, 2007 and 2006, respectively.  The Company continues to believe that although loan quality remains high, at some point we may experience increased delinquencies and more loan charge-offs.  For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

Non-interest Income

Quarterly Analysis

First quarter non-interest income (excluding realized securities gains and losses) totaled $422,000, an increase of $201,000 or 90.9% from the same quarter of 2006.  The Company recorded $109,000 of cash surrender value increases on bank owned life insurance an increase of $40,000.  The Company’s unrealized gains in trading securities were $80,000; an increase of $32,000 over the same period in 2006.

Service charges on deposit accounts and other service charges, commissions and fees increased $28,000 from the same period in 2006.  At the current time the Company is reviewing various initiatives to enhance companywide non-interest income including income on deposit accounts.

During the first quarter of 2007 the Company recognized $14,000 in net gains from the sales of assets and $4,000 of recognized net gains on the sale of securities as compared with losses on the sale of securities of $2,000 and no asset sales during the first quarter of 2006.  Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $4.9 million and $2.9 million for the quarters ended March 31, 2007 and 2006, respectively, which represented an increase of approximately $2.1 million or 73.3%.  Expense categories that increased the most include salaries and benefits, which represented $1.0 million or 49% of the total non-interest expense increase, occupancy, deposit servicing, and marketing costs.  These increases were primarily driven by the acquisition of NNB Holdings, Inc., and its subsidiary Northern Nevada Bank, additional staffing for the new branch office in northern California, and the addition of new facilities (the addition of two exchange company offices).  The efficiency ratio was 85.7% and 86.3% for the quarters ended March 31, 2007 and 2006, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended March 31, 2007 was $2.6 million, an increase of $1.0 million or 61.3% from the same quarter 2006.  The increase in salaries and benefits was primarily due to additional employees being hired in anticipation of the new branch offices, along with the employees gained in the acquisitions.  The full time equivalent (FTE) staffing level is 122 at March 31, 2007 and was 60 as of March 31, 2006, an increase of 103%.  Of this increase in staffing levels, 40 individuals were added with the acquisition of NNB Holdings, Inc.  The remainder of the increase in personnel was added to support the larger Company, and increases in the lending staff for the anticipated new branch openings for the northern California markets.  For the quarter ended March 31, 2007, such costs approximated 1.82% of average earning assets, as compared to 1.84% for the same period in 2006.

Occupancy and equipment expense amounted to $807,000 for the quarter ended March 31, 2007, an increase of $395,000 or 95.9% from the same quarter in 2006, primarily due to the increase in new facilities housing the subsidiary exchange company offices, and the addition of NNB Holding, Inc. locations.  The Company now has six Nevada banking offices, one existing banking office and one about to open in California, a data operations center and four exchange company offices.  Occupancy expenses for the quarter ended March 31, 2007 approximated 0.56% of average earning assets, as compared to 0.46% for the same period in 2006.

Deposit and loan servicing costs amounted to $254,000 for the quarter ending March 31, 2007 compared to $91,000 for the same period in 2006 an increase of $163,000 or 179.1%.  With the acquisition of NNB Holdings, Inc. the Company converted its data processing from a service bureau environment to in-house processing system and consequently a lower rate of data processing costs has been experienced in comparing 2007 with 2006.  Deposit and loan servicing costs represent 0.20% of average earning assets for the quarter ending March 31, 2007 compared with 0.08% for the same period in 2006.

Marketing expenses amounted to $220,000 for the quarter ended March 31, 2007 an increase of $130,000 or 144.4% over the same period in 2006.  The Company is spending more on marketing and advertising to support the exchange companies and the bank which exists in two distinct regional markets.  Marketing and advertising represented 0.15% of average assets for the quarter ended March 31, 2007 compared with 0.10% for the same period in 2006.

Other professional services expense totaled $180,000 and $125,000 at March 31, 2007 and 2006, respectively, an increase of $55,000 or 44.0%.  Other professional service costs represent 0.12% of average earning assets compared with 0.14% for the same period in 2006.

The remainder of expenses which were not noted separately above amounted to $933,000 and $693,000, a $240,000 increase or 34.6% during the quarter ended March 31, 2007 as compared to 2006.  These increases are primarily due to growth of the Company, costs related to the acquisition of the exchange companies, and the acquisition of NNB Holdings, Inc.  For the quarter ended March 31, 2007 these other expenses represented 0.64% of average earning assets, as compared to 0.78% for the same period of 2006.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Provision for Income Taxes

For the quarter ending March 31, 2007 the Company had a net provision for income taxes in the amount of $226,000 and $7,000 for the same period in 2006.

Comprehensive Income

Quarterly Analysis

Our available for sale investment portfolio had net unrealized losses of $149,000 at March 31, 2007 and $187,000 at December 31, 2006.  At March 31, 2007 the net unrealized loss net of deferred taxes represented 1.2% of securities available for sale.  Comprehensive income or loss differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive loss for FAS 115 reported in the financial statements are due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.  As financial rates flatten over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio may depreciate in value over the remainder of the year.

A other component of comprehensive income is the result of the adoption of FAS 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” by the Company in 2006.  As part of the Company’s Plan the Company recognized a prior service cost which is amortized over an estimated 11 year life from the date of the Plan in 2005.  This service cost resulted in a charge to other comprehensive income of $522,000 net of deferred taxes and is adjusted annually as of December of each year.

FINANCIAL CONDITION

Our consolidated total assets were $647 million and $652 million at March 31, 2007 and December 31, 2006, respectively.  Total average assets were $661 million and $378 million for the three months ended March 31, 2007 and 2006, respectively, an increase of 75%.  This change reflects the continuing internal growth and acquisitions of the Company.

Securities and Other Earning Assets

Quarterly Analysis

The securities portfolio was $90.5 million at March 31, 2007 and averaged $92.7 million during the first quarter of 2007 as compared to $91.4 million and an average of $105.2 million in the first quarter of 2006.  The securities portfolio consists primarily of Mortgage-backed securities and U.S. Government agency securities.  The average yield on investments was 4.76% for the quarter ended March 31, 2007 and 4.10% for the quarter ended March 31, 2006.  Securities available for sale had a net unrealized loss of $149,000 at March 31, 2007 as compared to the net unrealized loss of $187,000 at December 31, 2006.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.  The Company has $4.6 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the quarter ending March 31, 2007 the Company had unrealized gains of $80,000 from these trading equities as compared to $48,000 for the same period in 2006.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the Bank’s investment securities portfolio at March 31, 2007 is 2.58, as compared with 2.50 as of March 31, 2006.   At December 31, 2006 the portfolio’s effective duration was 2.53.  The Company’s investment securities portfolio duration does not substantially differ from that of the Bank, since approximately 93% of the Company’s securities portfolio is held in the subsidiary bank.

The ratio of average total investments to average total assets was 17.9%, 26.2% and 27.1% at the quarter ended March 31, 2007, the year ended December 31, 2006 and the quarter ended March 31, 2006, respectively.

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

At March 31, 2007 debt securities have an aggregate depreciation of about 0.7% from the Company’s amortized cost basis as compared to 1.1% at December 31, 2006.  In the available for sale portfolio nineteen securities have an unrealized loss as of March 31, 2007.  In sixteen of those securities the unrealized loss has exceeded one year.  There are one hundred and eight securities in the held to maturity portfolio that have an unrealized loss as of March 31, 2007.  For eighty four of those securities, the loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

Loans

Quarterly Analysis

Total gross loans amounted to $464.3 million, at March 31, 2007, $463.9 million at December 31, 2006, and $273.7 million at March 31, 2007, respectively.  Gross loans averaged $469.5 million for the first quarter of 2006, an increase of $211.5 million or 81.9% from the average amount of such loans during the first quarter of 2006.

As noted in Table 6 “Composition of the Loan Portfolio”, real estate construction loans amounted to $169.1 million and $95.3 million at March 31, 2007 and March 31, 2006, respectively.  These loans increased $73.8 million or 77.4% from the amount of such loans at March 31, 2006.  Commercial construction loans increased $46.3 million, while single and multi-family residential construction increased $27.5 million.  These items taken together represents the majority of the increases over March 31, 2006 balances.  These increases are due to internal growth and loans acquired in the acquisition of NNB Holdings, Inc.

Term real estate loans amounted to $204.3 million as of March 31, 2007 compared to $119.6 million for the quarter ending March 31, 2006 an increase of $84.7 million or 70.8%.  Commercial term loans which increased $96.1 million or 86.8% to $206.8 million over the first quarter of 2006 represents the majority of the quarter to quarter comparison.

Commercial and industrial loans approximated $68.2 million and $35.8 million at March 31, 2007 and March 31, 2006, respectively.  Commercial loans increased about $32.4 million or 90.5% over the balances at March 31, 2006.  Revolving lines of credit increased $27.2 million or 168.9% to $43.3 million and represents the majority of the increase over the first quarter of 2006.

Consumer loans amounted to $10.3 million and $8.6 million at March 31, 2007 and March 31, 2006, respectively.  Consumer loans increased $1.7 million or 19.8% from the balances outstanding as of March 31, 2006.

The ratio of average gross loans to average total assets for the quarter was 71.05% and 68.2% at March 31, 2007 and March 31, 2006, respectively.

Deposits

Total deposits were $515 million and $497 million as of March 31, 2007 and December 31, 2006 respectively, an increase of $18 million or 3.6%.  Core deposits (deposits, excluding certificates of deposit greater than $100,000), have increased about $17.8 million or 4.1% since December 31, 2006.  The ratio of gross loans to deposits was 90.2% and 93.3% at March 31, 2007 and December 31, 2006, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $60.9 million at March 31, 2007, $73.7 million at December 31, 2006, and $40.9 million at March 31, 2006, respectively.  Average non-interest bearing deposits totaled $63.2 million during the first quarter of 2007, which represented 12.3% of average total deposits and $40.3 million during the first quarter of 2006.  This is an increase of $22.9 million or 56.8%

for the 12 month period ending March 31, 2007.  The increase in non-interest bearing deposits reflected growth in commercial and personal accounts, including those acquired in the merger with NNB Holdings, Inc.

Interest bearing deposits amounted to approximately $454.0 million, $423.2 million and $276.3 million at March 31, 2007, December 2006, and March 31, 2006, respectively.  Average interest-bearing deposits were $448.7 million, an increase of approximately $170.1 million during the quarter ended March 31, 2007, as compared to the average of $278.6 million in interest-bearing deposits during the quarter ended March 31, 2006.

Included in the deposit categories above are public deposits, which averaged $7.3 million for the quarter ending March 31, 2007 and $6.5 million for the quarter ending March 31, 2006.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased, other short term borrowings, short term notes payable and lease obligations, amounted to $7.7 million at March 31, 2007 and $31.3 million at December 31, 2006, respectively.  The Company has available federal funds borrowing lines amounting to $11.5 million as of March 31, 2007.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit the amount of which is predicated on the value of collateral held.  March 31, 2007, the gross amount of all collateral was about $61 million.

Long term other borrowed funds includes FHLB advances, subordinated debt, capital lease obligations and other debt with terms greater than one year.  The Company had $8.0 million in FHLB term advances, and $20.6 million in subordinated debt as of March 31, 2007 and December 31, 2006.

The Company’s financial intermediaries during their course of business place exchange liability deposits with non-affiliated financial institutions.  Those deposits amounted to $15.9 million as of March 31, 2007 and $13.3 million as of December 31, 2006.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $97.1 million at March 31, 2007 as compared to $107.5 million at December 31, 2006.  These commitments represented 21% and 23% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters-of-credit totaled $1.8 million as of March 31, 2007 and $1.7 million at December 31, 2006.

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

Our real estate loan portfolio accounted for 80.6% of the total loan portfolio as of March 31, 2007 and 79.5% at December 31, 2006.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial business loans accounted for 14.7% of the total loan portfolio as of March 31, 2007 as compared to 16.0% at December 31, 2006.  Commercial business loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economy of our market area.  Commercial loans consist primarily of loans secured by various pieces of equipment or machinery and other corporate assets including real property.  USDA purchased loans outstanding were about $11.5 million and $14.0 million respectively, as of March 31, 2007 and December 31, 2006.

Consumer loans accounted for 2.2% of our total loan portfolio as of March 31, 2007 as compared to 1.7% at December 31, 2006.

Risk Factors

This Quarterly Report on Form 10-Q includes forward-looking statements and information and is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements (which involve The Bank Holdings’ (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

Our business exposes us to certain risks.  The factors contained below, among others, could cause our financial condition and results of operations to be materially and adversely affected.  If this were to happen, the value of our common stock could decline, perhaps significantly.  The factors that could cause actual results to differ from forward-looking statements include, but are not limited to the following, as well as those discussed elsewhere herein:

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

You should not place undue reliance on any forward-looking statements.  Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events except to the extent required by federal securities laws.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the

2006 Annual Report on Form 10-K of The Bank Holdings filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s internet site (http://www.sec.gov).

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which does not include accruing loans 90 days or more overdue, none for all periods under review), other real estate owned, repossessed assets and certain securities available for sale.  The Company had six non-accrual loans totaling $913,000 at March 31, 2007, and two non-accrual loans totaling $549,000 in December 31, 2006 and none as of March 31, 2006, respectively.

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

As of March 31, 2007 the Company had about $95 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash, securities and borrowings.  This represented approximately 19% of deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.  Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At March 31, 2007, shareholders’ equity amounted to $73.8 million or approximately 11% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 10.  As indicated in such table, we currently exceed all regulatory capital requirements.

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

FINANCIAL TABLES

Table 1 - QUARTERLY Average Balances and Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income and the interest-earning assets resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.

	For the Quarter Ended March 31,			For the Quarter Ended March 31,
	2007 (a,b,c)			2006 (a,b,e)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$21,551	$300	5.65%	$10,865	$126	4.70%
Securities	92,966	1,038	4.53%	87,806	882	4.07%
Equity	3,869	50	5.24%	3,826	27	2.86%
Total Investments	118,386	1,388	4.75%	102,497	1,035	4.10%

Loans: (c)
Agriculture	12,319	141	4.64%	13,464	208	6.27%
Commercial	73,651	1,535	8.45%	37,319	695	7.55%
Real Estate Construction	164,289	4,289	10.59%	89,481	2,169	9.83%
Real Estate Term	209,161	3,781	7.33%	115,764	2,032	7.12%
Consumer	8,658	191	8.95%	1,845	40	8.79%
Credit Card and Overdraft Protection	395	17	17.45%	120	5	16.90%
Other	1,076	—	0.00%	93	—	0.00%
Total Loans	469,549	9,954	8.60%	258,086	5,149	8.09%
Total Earning Assets	587,935	11,342	7.82%	360,583	6,184	6.96%
Non-Earning Assets	72,939			17,604
Total Assets	$660,874			$378,187
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$11,739	$24	0.83%	$8,124	$13	0.65%
Savings Accounts	78,807	994	5.12%	11,591	86	3.01%
Money Market	109,490	1,097	4.06%	165,263	1,542	3.78%
IRA’s	4,482	50	4.52%	1,146	9	3.18%
Certificates of Deposit<$100,000	177,319	2,190	5.01%	53,628	603	4.56%
Certificates of Deposit>$100,000	66,885	725	4.40%	38,876	387	4.04%
Total Interest Bearing Deposits	448,722	5,080	4.59%	278,628	2,640	3.84%
Borrowed Funds:
Short term debt	26,271	317	4.89%	14,445	195	5.47%
Long term debt	44,027	595	5.48%	15,507	232	6.07%
Total Borrowed Funds	70,298	912	5.26%	29,952	427	5.78%
Total Interest Bearing Liabilities	519,020	5,992	4.68%	308,580	3,067	4.03%
Demand Deposits	63,188			40,286
Other Liabilities	5,268			502
Shareholders’ Equity	73,398			28,819
Total Liabilities and Shareholders’ Equity	$660,874			$378,187

Interest Rate Spread (d)			3.14%			2.92%

Interest Income/Earning Assets			7.82%			6.96%
Interest Expense/Earning Assets			4.13%			3.45%
Net Interest Income and Margin (f)		$5,350	3.69%		$3,117	3.51%

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

	For the Quarter Ended March 31,
	2007 vs. 2006
	Increase (Decrease) Due to
			Rate and	Total
	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$124	$25	$25	$174
Securities	52	100	4	156
Equity	—	22	1	23
Total Investment Income	176	147	30	353

Loans:
Agriculture	(18)	(54)	5	(67)
Commerical	676	83	81	840
Real Estate Construction	1,813	168	139	2,120
Real Estate Term	1,640	60	49	1,749
Consumer	148	1	2	151
Credit Card and Overdraft Protection	11	—	1	12
Other	—	—	—	—
Total Loan Income	4,270	258	277	4,805

Total Interest Income	4,446	405	307	5,158

Interest Expense
Interest Bearing Deposits:
Now Accounts	5	4	2	11
Savings	499	60	349	908
Money market	(520)	114	(39)	(445)
IRA’s	26	4	11	41
Certificates of deposit<$100,000	1,391	60	136	1,587
Certificates of deposit>$100,000	279	35	24	338
Total interest-bearing deposits	1,680	277	483	2,440

Borrowed Funds	575	(38)	(52)	485

Total interest expense	2,255	239	431	2,925

Net Interest Income	$2,191	$166	$(124)	$2,233

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended March 31,
	2007	% of Total	2006	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$77	18.25%	$52	23.53%
Other service charges, commissions and fees	14	3.32%	33	14.93%
Loan Charges and Fees	65	15.40%	—	0.00%
Pre-underwriting fees	—	0.00%	9	4.07%
Income on bank owned life insurance	109	25.83%	69	31.22%
Exchange fee income	14	3.32%	12	5.43%
Unrealized gains on trading securities	80	18.96%	48	21.72%
Unrealized gains on fair value loans	45	10.66%	—	0.00%
Gain on sale of Fixed Assets	14	3.32%	—	0.00%
Gain/(loss) on sale of investments	4	0.95%	(2)	-0.90%
Total non-interest income	422	100.00%	221	100.00%

As a percentage of average earning assets		0.29%		0.25%

Other Operating Expense:

Salaries and employee benefits	2,645	53.62%	1,640	56.90%
Occupancy costs	807	16.36%	412	14.30%
Advertising and marketing costs	220	4.46%	90	3.12%
Data processing costs	166	3.37%	189	6.56%
Deposit services costs	291	5.90%	69	2.39%
Loan servicing costs	(37)	-0.75%	22	0.76%
Provision for undisbursed loan commitments	(38)	-0.77%	11	0.38%
Telephone and data communication costs	121	2.45%	44	1.53%
Postage	46	0.93%	17	0.59%
Legal and accounting costs	152	3.08%	129	4.48%
Other professional services	180	3.65%	125	4.34%
Directors fees	72	1.46%	53	1.84%
Travel and education costs	62	1.26%	22	0.76%
Stationery and supplies	76	1.54%	36	1.25%
Other	170	3.45%	23	0.80%
Total non-interest expense	$4,933	100.00%	$2,882	100.00%

As a percentage of average earning assets		3.40%		3.24%
Net non-interest income/expense as a percentage of average earning assets		3.11%		2.99%

Efficiency ratio (a)		85.73%		86.29%

(a)  Represents non-interest expense as a percentage of net interest income and non-interest income excluding realized securities gains and losses.

Table 4 - Securities Available for Sale,  Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	March 31,		March 31,		December 31,
	2007		2006		2006
	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale

US Gov’t agencies	$8,343	$8,137	$16,468	$16,014	$10,347	$10,105
Corporate bonds	3,416	3,409	1,996	1,968	3,611	3,599
State & political subdivisions	1,000	997	500	486	500	494
Preferred Stock	404	407	154	154	404	408
SBA Loan Pools	—	—	1,991	1,921	—	—
Mortgage-backed securities	1,698	1,674	—	—	1,758	1,731
Subtotal, Available for Sale	$14,861	$14,624	$21,109	$20,543	$16,620	$16,337

Held to Maturity

US Treasury and Government Agency Securities	$23,437	$23,429	$20,980	$20,736	$25,338	$25,293
Mortgage-backed securities	33,585	32,922	43,695	41,286	35,821	35,016
Corporate bonds	790	809	1,035	1,306	789	809
State & political subdivisions	18,108	18,161	5,116	4,080	14,642	14,699
Subtotal, Held to Maturity	$75,920	$75,321	$70,826	$67,408	$76,590	$75,817

Fair value as a % of amortized cost of Held to Maturity Securities		99.2%		95.2%		99.0%

Trading Securities
Equity Investments	3,926	4,569	1,120	1,293	3,648	4,299

Total Securities	$94,707	$94,514	$93,055	$89,244	$96,858	$96,453

Table 5 - Maturities of Securities

The following table sets forth the contractual maturities and tax equivalent weighted average yields of our debt securities as of March 31, 2007.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
					More Than 5		More Than
	Less than 1 Year		1 to 5 Years		to 10 Years		10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$—	—	$4,640	3.95%	$3,497	4.81%	$—	—	$8,137	4.32%
Corporate Bonds	—	—	—	—	28	6.71%	3,381	3.45%	3,409	3.48%
State & Political subdivisions	497	2.57%	—	—	—	—	500	3.24%	997	2.91%
Preferred Stock	—	—	—	—	—	—	407	2.89%	407	2.89%
Mortgage-backed Securities	—	—	—	—	—	—	1,674	5.20%	1,674	5.19%
Total Available for Sale Securities	$497		$4,640		$3,525		$5,962		$14,624	3.98%

Held to Maturity Securities

US Government Agencies	$8,997	3.50%	$10,464	5.11%	$3,976	5.89%	$—	—	$23,437	4.65%
Mortgage-backed Securities	259	2.79%	2,795	3.54%	13,280	4.16%	17,251	4.40%	33,585	4.22%
State & Political subdivisions	—	—	386	5.15%	4,662	5.67%	13,060	6.12%	18,108	5.76%
Corporate Bonds	—	—	790	6.51%	—	—	—	—	790	6.51%
Total Held to Maturity Securities	$9,256		$14,435		$21,918		$30,311		$75,920	4.80%

Total Investment Securities	$9,753		$19,075		$25,443		$36,273		$90,544	4.66%

Table 6 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of
	March 31,		March 31,
	2007 (1)		2006 (1)
		% of		% of
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
USDA Agriculture Loans	$11,479	2.48%	$13,964	5.11%

Commercial and Industrial
Revolving Lines of Credit	43,295	9.35%	16,113	5.89%
Other Collateral	16,117	3.48%	14,632	5.35%
Unsecured	11,224	2.42%	5,096	1.86%
Participations	(2,540)	-0.55%	—	0.00%
Total Commerical and Industrial Loans	68,096	14.70%	35,841	13.11%

Real Estate Construction:
Acquisition and Land	48,167	10.40%	42,956	15.71%
Single Family Residences	53,743	11.60%	26,756	9.79%
Multi-family	6,881	1.49%	6,373	2.33%
Commerical	70,727	15.27%	24,361	8.91%
Government Guaranteed	3,750	0.81%	256	0.09%
Participations	(14,134)	-3.05%	(5,383)	-1.97%
Total Real Estate Construction	169,134	36.51%	95,319	34.86%

Real Estate Term:
Single Family Residences	875	0.19%	4,376	1.60%
Multi-family	6,700	1.45%	6,477	2.37%
Commerical	206,814	44.64%	110,688	40.48%
Government Guaranteed	779	0.17%	494	0.18%
Participations	(10,876)	-2.35%	(2,390)	-0.87%
Total Real Estate Term	204,292	44.10%	119,645	43.76%

Consumer Loans:
Consumer	4,869	1.05%	3,421	1.25%
Home Equity Lines of Credit	4,668	1.01%	5,044	1.84%
Credit Cards and Overdraft Protection	360	0.08%	120	0.04%
Other	395	0.09%	61	0.02%
Total Consumer Loans	10,292	2.22%	8,646	3.16%

Loans before reserve for loan loss	463,293	100.00%	273,415	100.00%

Less:
Allowance for Loan Losses	5,502	1.19%	3,128	1.14%
Net Loans	$457,791		$270,287

(1) Deferred fees and costs have been deducted from loan totals

Table 7 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended
	March 31,	March 31,
	2007	2006
	(Dollars in thousands)
Allowance at the beginning of the period	$5,430	$2,655

Charge-offs:
Agricultural	—	—
Commercial & industrial loans	128	—
Real estate construction	—	—
Real estate term	—	—
Consumer loans	5	—
Total Loans Charged-Off	133	—

Recoveries:
Agricultural	—	—
Commercial & industrial loans	25	—
Real estate construction	—	—
Real estate term	—	—
Consumer loans	—	—
Total Loans Recovered	25	—

Net loan charge offs	(108)	—

Provision (recapture) charged to expense	180	473

Balance	$5,502	$3,128

Average gross loans outstanding during period *	$469,549	$258,086
Gross loans outstanding at end of period *	$463,293	$273,415

RATIOS
Net Charge-offs to Average Loans (annualized)	0.09%	n/a
Allowance for Loan Losses to Gross Loans at End of Period	1.19%	1.14%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	1.96%	n/a
Net Loan Charge-offs to Provision for Loan Losses	60.00%	n/a

* Deferred fees and costs have been deducted from loan totals

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

	As of March 31		As of December 31,
	2007		2006
		% Total		% Total
	Amount	Loans(1)	Amount	Loans(1)
	(Dollars in thousands)
USDA Agriculture Loans	$—	2.48%	$—	2.74%

Commercial and Industrial
Revolving Lines of Credit	522		427
Unsecured and Other Collateral	489		444
Total Commerical Loans	1,011	14.70%	871	16.03%

Real Estate Construction:
Acquisition and Land	1,419		1,711
SFR, Commercial and Multifamily	1,508		1,379
Government Guaranteed	316		259
Total Real Estate Construction Loans	3,243	36.51%	3,349	33.15%

Real Estate Term:
SFR and Multifamily	217		193
Commercial	949		1,003
Total Real Estate Term Loans	1,166	44.10%	1,196	46.36%

Consumer loans	80	2.22%	13	1.72%
Unallocated	2	0.00%	1	0.00%
	$5,502	100.00%	$5,430	100.00%

(1) Represents percentage of loans in category to total loans.

Table 9 - Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on our net interest income over a 12 month period following March 31, 2007 in the event of a ramping up  or down in the indicated market interest rates.

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 200 basis points	$1,135	0.19%
Up 100 basis points	$608	0.10%
Down 100 basis points	$(915)	-0.15%
Down 200 basis points	$(2,445)	-0.40%

Table 10 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$68,567	13.06%	$41,998	8.00%	NA	NA
Nevada Security Bank	$53,598	10.73%	$39,966	8.00%	$49,957	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$58,370	11.12%	$20,999	4.00%	NA	NA
Nevada Security Bank	$47,790	9.57%	$19,983	4.00%	29,974	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$58,370	9.30%	$26,435	4.00%	NA	NA
Nevada Security Bank	$47,790	8.02%	$23,848	4.00%	$29,811	5.00%

December 31, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$67,001	12.98%	$41,527	8.00%	NA	NA
Nevada Security Bank	$53,084	10.74%	$39,545	8.00%	$49,431	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$51,431	9.97%	$20,763	4.00%	NA	NA
Nevada Security Bank	$47,310	9.57%	$17,372	4.00%	29,659	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$51,431	9.85%	$22,221	4.00%	NA	NA
Nevada Security Bank	$47,310	8.04%	$19,973	4.00%	$26,240	5.00%

Table 11 -QUARTERLY DATA (UNAUDITED)

2007	2006				2005				2004
First	Fourth	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$11,342	$10,203	$7,736	$6,916	$6,184	$5,293	$4,643	$3,864	$3,366	$3,256	$2,683	$2,458	$2,139
Interest Expense	5,992	4,887	3,855	3,274	3,067	2,631	1,964	1,533	1,216	1,080	947	825	817
Net interest income	5,350	5,316	3,881	3,642	3,117	2,662	2,679	2,331	2,150	2,176	1,736	1,633	1,322

Provision for Loan Losses	180	175	247	(124)	473	377	292	186	214	167	207	170	220
Net interest income after Provision for Loan Losses	5,170	5,141	3,634	3,766	2,644	2,285	2,387	2,145	1,936	2,009	1,529	1,463	1,102

Non-interest income	422	677	535	249	221	153	376	97	146	98	45	122	155
Non-interest expenses	4,933	4,102	3,250	3,348	2,882	2,569	2,382	1,967	1,905	1,775	1,716	1,499	1,252

Income (Loss) before taxes	659	1,716	919	667	(17)	(131)	381	275	177	332	(142)	86	5

Income/Losses attributable to Minority Shareholders	(24)	159	3	(35)	—	—	—	—	—	—	—	—	—

Provision (Benefit) for taxes	226	653	382	33	7	(710)	—	—	—	—	—	—	—

Net Income (Loss)	$457	$904	$534	$669	$(24)	$579	$381	$275	$177	$332	$(142)	$86	$5

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	38	(563)	186	(83)	193	(144)	(88)	266	(225)	(117)	1,005	(1,409)	419

Comprehensive Income (Loss)	$495	$341	$720	$586	$169	$435	$293	$541	$(48)	$215	$863	$(1,323)	$424

Earnings (loss) per common share:
Basic	$0.08	$0.18	$0.14	$0.20	$(0.01)	$0.19	$0.12	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00
Diluted	$0.08	$0.18	$0.13	$0.19	$(0.01)	$0.18	$0.11	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00

Table 12 - Operating Segment Information

Segment information is divided into the Parent, Bank and non-bank segments.

Non-bank segments includes the Company’s 1031 qualified intermediary companies.

	For the Three Months Ending
	March 31, 2007
	Bank	1031	Parent	Eliminations	Consolidated
	(in thousands - unaudited)
Condensed Income Statement

Interest Income	11,027	352	137	(129)	11,387
Interest Expense	5,604	160	357	(129)	5,992
Provision for Loan Losses	180	—	—	—	180
Non-interest Income	280	14	83		377
Non-interest Expense	3,834	453	646		4,933
Net Income/(Loss) before taxes and other	1,689	(248)	(782)		659

Income/(Loss) attributable to minority shareholders	—	—	—	24	24
Income Taxes/(Benefit)	587	(97)	(264)		226

NET INCOME/(LOSS)	1,103	(150)	(520)	24	457

Statement of Condition

ASSETS
Cash and Due from Banks	13,291	45,930	3,103	(30,507)	31,817
Investments
Investments in subsidiaries	—	—	70,821	(70,202)	619
Investment Portfolio	84,837	—	5,707		90,544
Loans	457,791	—	—		457,791
Fixed Assets	7,431	128	158		7,717
Intangibles	21,173	—	10,141		31,314
Other Assets	21,742	179	5,694		27,615
Total Assets	606,266	46,236	95,624	(100,708)	647,418

LIABILITIES
Deposits	515,405	29,943	—	(30,507)	514,841
Borrowing	15,500	—	20,884		36,384
Other Liabilities	5,820	15,633	962		22,415
Total Liabilities	536,725	45,576	21,847	(30,507)	573,640

Shareholders’ equity	69,541	660	73,778	(70,201)	73,778

Total Liabilities and Shareholders’ Equity	606,266	46,236	95,624	(100,708)	647,418

TABLE 12 CONTINUED

	For the Three Months Ending
	March 31, 2006 (a)
	Bank	1031	Parent	Eliminations	Consolidated
	(in thousands - unaudited)
Condensed Income Statement

Interest Income	6,077	—	107	—	6,184
Interest Expense	2,835	—	232	—	3,067
Provision for Loan Losses	473	—	—	—	473
Non-interest Income	175	—	46		221
Non-interest Expense	2,492	—	390		2,882
Net Income/(Loss) before taxes and other	452	—	(469)		(17)

Income/(Loss) attributable to minority shareholders	—	—	—	—	—
Income Taxes/(Benefit)	7	—	—		7

NET INCOME/(LOSS)	445	—	(469)	—	(24)

Statement of Condition

ASSETS
Cash and Due from Banks	15,234	—	1,674	(662)	16,246
Investments
Investments in subsidiaries	(945)	—	32,842	(31,433)	464
Investment Portfolio	85,215	—	6,154		91,369
Loans	270,286	—	—		270,286
Fixed Assets	2,743	—	269		3,012
Intangibles	500	—	5,298		5,798
Other Assets	12,333	—	1,478		13,811
Total Assets	385,366	—	47,715	(32,095)	400,986

LIABILITIES
Deposits	317,865	—	—	(662)	317,203
Borrowing	34,500	—	16,181		50,681
Other Liabilities	1,568	—	2,270		3,838
Total Liabilities	353,933	—	18,451	(662)	371,722

Shareholders’ equity	31,433	—	29,264	(31,433)	29,264

Total Liabilities and Shareholders’ Equity	385,366	—	47,715	(32,095)	400,986

(a)  The 1031 qualified financial intermediaries were acquired at the end of the first quarter and there is no meaningfull information

Part II — Other Information

Item 1.  Legal Proceedings

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceeding would not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

The Company believes there have been no significant changes in risk factors to the disclosures contained in The Bank Holdings Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

—   None

Item 3.  Defaults Upon Senior Securities

—   not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

—   None

Item 5.  Other Information

—   None

Item 6.  Exhibits

(a)           The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
Exhibit 11	Computation of Per Share Earnings (1)
Exhibit No.31.1	Certification of Hal Giomi Pursuant to Rules 13a-14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended (2)
Exhibit No.31.2	Certification of Jack Buchold Pursuant to Rules 13a-14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended (2)
Exhibit No.32.1	Certification of Hal Giomi Pursuant to 18 U.S.C. § 1350 (2)
Exhibit No.32.2	Certification of Jack Buchold Pursuant to 18 U.S.C. § 1350 (2)

(1)                                  Data required by Statement of Financial Accounting Standards No 128, Earnings per Share, is provided in Note 4 to the condensed, consolidated financial statements in this report.

 (2)                               Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date: May 15, 2007	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date: May 15, 2007	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)