Form 10-Q
period 2007-06-30
BANK HOLDINGS
filed 2007-08-14
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Common stock, $0.01 par value, 5,831,099 shares outstanding as of August 10, 2007

Table of Contents

PART I. FINANCIAL INFORMATION
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

Signatures
Exhibits

PART I – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2007 (1)	2006
ASSETS
Cash and due from banks	$28,797	$31,851
Liquid money market funds	1,175	1,337
Federal funds sold	13,900	535
Cash and cash equivalents	43,872	33,723
Securities available for sale, at fair value	12,081	16,337
Securities held to maturity, at amortized cost	71,000	76,590
Securities - trading, at market value	4,903	4,299
Other equity securities, at cost	4,396	4,750
USDA/SBA loans (at fair value, unpaid principal $10,683)	10,064	—
Loans, gross	466,872	463,858
Allowance for loan losses	(5,584)	(5,430)
Deferred loan fees, net	(832)	(997)
Loans, net	470,520	457,431
Premises and equipment, net	7,558	7,857
Bank Owned Life Insurance	9,290	11,868
Intangible assets	1,652	2,373
Goodwill	29,781	28,344
Other assets	6,947	7,968
TOTAL ASSETS	$662,000	$651,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$59,026	$73,748
Interest bearing demand	10,776	10,921
Savings	73,081	77,767
Money Market	109,690	107,107
IRA’s	4,180	4,398
Time deposits < $100,000	162,730	155,903
Time deposits > $100,000	64,224	67,153
Total deposits	483,707	496,997
Short term borrowed funds	50,000	31,265
Long term borrowed funds	8,000	8,265
Junior subordinated debt	20,619	20,619
Exchange liabilities	18,434	13,290
Minority shareholder interest in subsidiaries	1,000	1,427
Accrued interest payable and other liabilities	5,736	6,109
Total Liabilities	587,496	577,972
Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 5,831,099 issued and outstanding as of June 30, 2007 and December 31, 2006	58	54
Surplus	73,600	73,345
Accumulated earnings	1,671	878
Accumulated other comprehensive loss	(825)	(709)
Total shareholders’ equity	74,504	73,568
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$662,000	$651,540

(1) The June 30, 2007 information is unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Three-Month Period		For the Six Month Period
	Ended June 30, (1)		Ended June 30, (1)
	2007	2006	2007	2006

Interest income:
Federal funds sold and other	$165	$219	$465	$345
Debt securities, taxable	694	920	1,556	1,771
Debt securities, non-taxable	184	59	360	90
Dividends	57	23	107	50
Loans, including fees	10,122	5,695	20,076	10,844
Total interest and dividend income	11,222	6,916	22,564	13,100

Interest expense:
Deposits	4,496	2,810	9,576	5,450
Other borrowed funds, notes payable and debt	1,088	464	2,000	891
Total interest expense	5,584	3,274	11,576	6,341

Net interest income	5,638	3,642	10,988	6,759

Provision (recapture) for loan losses	234	(124)	414	349
Net interest income, after provision for loan losses	5,404	3,766	10,574	6,410

Non-interest income:
Service charges on deposit accounts	83	56	160	108
Other service charges, commissions and fees	127	36	206	69
Pre-underwriting fees	—	—	—	9
Income on bank owned life insurance	101	63	210	132
Exchange fee income	65	40	79	52
Unrealized gain on trading securities	356	53	436	101
Unrealized loss on loans at fair value	(130)	—	(85)	—
Realized gain on sale of fixed assets	(3)	2	11	2
Realized gain (loss) on sale of investments, net	6	(1)	10	(3)
Total non-interest income	605	249	1,027	470

Non-interest expense:
Salaries and employee benefits	2,333	1,750	4,978	3,390
Occupancy and equipment	709	494	1,516	906
Marketing	264	126	484	216
Data processing	146	195	312	384
Deposit servicing costs	275	76	528	145
Accounting, legal and tax	240	134	392	263
Other professional services	153	136	333	261
Telephone and data communications	182	58	303	102
Other	377	379	766	563
Total non-interest expense	4,679	3,348	9,612	6,230
Net income before income tax provision and minority shareholder allocation	1,330	667	1,989	650

Loss attributable to minority shareholders	(15)	(35)	(39)	(35)

Provision for income taxes	541	33	767	40

NET INCOME	$804	$669	$1,261	$645

Net earnings per share:
Basic	0.14	0.19	0.22	0.19
Diluted	0.13	0.18	0.21	0.18

(1) The period ending data for June 30, 2007 and 2006 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Six Month Periods Ending June 30, 2007 and June 30, 2006 (1)

	Comprehensive Income/Loss	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings/ Deficit	Accumulated Other Comprehensive Income/Loss	Total

Balance at December 31, 2005		3,124,266	$30	$30,431	$(1,205)	$(554)	$28,702

Stock options exercised		1,000	—	10	—	—	10
Warrants exercised		323,738	3	3,386			3,389
Stock Dividend February 15, 2007		172,450

Net Income	$645	—	—	—	645	—	645

Compensation expense related to stock options		—	—	329	—	—	329

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period	108
Less reclassification adjustment for gains included in net income	2
Net unrealized holding gains	110		—	—	—	110	110
Comprehensive Income	$755

Balance at June 30, 2006		3,621,454	$33	$34,156	$(560)	$(444)	$33,185

Balance at December 31, 2006		5,831,099	54	73,345	878	(709)	73,568

Stock dividend February 15, 2007			4		(4)		—
Cumulative adjustment effect of FAS 159 adoption					(464)		(464)

Net Income	$1,261	—	—	—	1,261	—	1,261

Compensation expense related to stock options		—	—	255	—	—	255

Other comprehensive income:
Unrealized holding losses on securities available for sale arising during the period	(106)
Less reclassification adjustment for losses included in net income	(10)
Net unrealized holding losses	(116)		—	—	—	(116)	(116)
Comprehensive Income	$1,145

Balance at June 30, 2007		5,831,099	$58	$73,600	$1,671	$(825)	$74,504

(1) The periods ending June 30, 2007 and 2006 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	For the Six Months Ended June 30,
	2007	2006
Cash Flows from operating activities:
Net Income	$1,261	$645
Adjustments to reconcile net income to cash
provided (used) by operating activities:
Provision for loan losses	414	349
Stock option compensation expense	255	329
Net amortization of securities	215	86
Depreciation	724	233
Unrealized (gain) loss on trading account	(436)	(101)
Activity of trading account, net	(168)	(2,709)
Unrealized loss on loans carried at fair value	85	—
Loss attributable to minority shareholders	(39)	(35)
Activity of exchange assets, net	5,144	—
Realized (gain) loss on sales of fixed assets, net	(11)	—
Realized (gain) loss on sales of available for sale investments, net	(10)	3
Net change in:
Other assets and liabilities, net	(739)	(720)
Net cash provided by operating activities	6,695	(1,920)

Cash flows from investing activities:
Activity in the available for sale securities:
Proceeds from sales, maturities, prepayments and calls	5,406	3,514
Purchases	(1,684)	(1,340)
Activity in held to maturity securities:
Proceeds from maturities, prepayments, and calls	12,325	8,241
Purchases	(6,814)	(16,626)
Activity of non-marketable securities, net	354	(224)
Investment in non-bank subsidiaries, net	(370)	(3,722)
(Decrease) Increase in bank owned life insurance	2,578	(132)
Loan originations and principal collections, net	(13,242)	(35,560)
Purchases of premises and equipment	(279)	(409)
Net cash provided by (used in) investing activities	(1,726)	(46,258)

Cash flows from financing activities:
Net (decrease) increase in deposits	(13,290)	4,068
(Repayment)/ proceeds from other borrowed funds, net	18,470	22,530
Proceeds from exercise of stock warrants	—	3,389
Proceeds from exercise of stock options	—	10
Net cash provided by (used in) financing activities	5,180	29,997

Net change in cash and cash equivalents	10,149	(18,181)

Cash and cash equivalents at beginning of the period	33,723	42,271
Cash and cash equivalents at end of the period	$43,872	$24,090

(1) The periods ending June 30, 2007 and 2006 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2007

NOTE – 1 THE BUSINESS OF THE BANK HOLDINGS

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (“the Bank”).  The Bank has six banking offices in northern Nevada and two offices in California.  The California branches are separately branded as Silverado Bank.

The Company, during the first quarter of 2006 acquired two qualified intermediary companies Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and Granite Exchange, Inc. which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  Rocky Mountain is located in Bozeman Montana, and Granite is headquartered in Roseville, California.  Qualified intermediaries select the financial institution to hold the depositor accounts created as part of the exchange transactions.  These subsidiaries have been consolidated on the Company’s books.

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

Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2006 is from the audited financial statements at that date, but this document does not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  The interim financial information should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

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

Operating Segment Information

We manage our operations and prepare management reports and other information with a primary focus on lines of business.  As of June 30, 2007, we operated one bank located in two distinctive regional markets in two states, and two qualified intermediary companies in two distinct geographic areas.  The operating segments are separated into bank, non-bank financial services and parent.  Such segment reporting eliminates transactions between noted operating areas, and the accounting policies of the individual segments are the same as those of the Company.  Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.  Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

Table 8 presents selected operating segment information for the six and three month periods ended June 30, 2007 and 2006.

Loans

The Company grants real estate, commercial, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans throughout northern Nevada and northern California.  The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  The Company has adopted FAS 159 “Fair Value Option of Financial Assets and Financial Liabilities” for those USDA/SBA loans which were purchased by the Company during 2003 and 2004 when the loan portfolio was smaller than the investment portfolio.  The Company took a charge of $464,000 to retained earnings on January 1, 2007 when the loans were initially marked to market.  The Company recorded $85,000 of mark to market losses on these loans during the first half of 2007.  The Company includes these fair value loans in its gross loan totals.

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

Reclassification

Various reclassifications may have been made in the prior periods in order to be consistent with the presentation as of June 30, 2007.  Further, certain captions may have had minor revisions to more accurately reflect activities of the Company.  There were no changes to previously reported shareholders’ equity or net income.

NOTE 3 – FAIR VALUE MEASUREMENT

Effective January 1, 2007, the Company adopted FAS 157 “Fair Value Measurements,” concurrent with its early adoption of FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”   FAS 157 clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with generally accepted accounting principles.  This statement applies whenever other accounting pronouncements require or permit fair value measurements.  FAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur.  FAS 159 also requires entities to report those financial assets and liabilities that are measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial condition.  FAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities.  The Company has elected early adoption of FAS 159 effective January 1, 2007 for USDA/SBA loans purchased during late 2003 and early 2004.

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

FAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participant’s use in pricing the financial instrument.  In developing those assumptions, the

Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.  These loans may be sold in a secondary market with a limited number of active market participants.  An active market quote to determine pricing and the current market value of these loans in the secondary market was completed as of December 31, 2006 and June 30, 2007 and obtained from a recognized investment brokerage house.  These factors met the definition of the most advantageous market and form the basis of the determination of a precise method for determining the value of these loans.

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

The following table summarizes the Company’s financial instruments that were measured at fair value as of June 30, 2007.

Description of Financial Instrument	June 30, 2007	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)

Securities Available for Sale	$12,081	$12,081	$—	$—
USDA/SBA Loans	10,064	—	10,064	—

Total	$22,145	$12,081	$10,064	$—

The following table presents a reconciliation of retained earnings at the initial adoption of FAS 159 for the Company’s USDA/SBA loan portfolio.

January 1, 2007 Prior to Adoption	January 1, 2007 Prior to Adoption	Net Gain (Loss) upon Adoption	January 1, 2007 After Adoption
	(Dollars in thousand)
USDA/SBA Loans	$14,448	$(736)	$13,712

Pre-tax cumulative effect of adoption of the fair value option	(736)
Increase in deferred tax asset	272

Cumulative effect of adoption of the fair value option (charge to retained earnings)	(464)

During the first six months of 2007, a pre-tax unrealized loss of $85,000 was recorded in earnings, representing the change in fair value of these loans from the fair value election date of January 1, 2007.  The fair value at June 30, 2007 was calculated using fair value hierarchy level two and in the same manner as the valuation at January 1, 2007.

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

The Company has adopted FAS 123(R) using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the six months ended June 30, 2007 includes: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and b) compensation cost for all share-based awards granted subsequent to January 1, 2006.  The results for prior periods have not been restated.

	Quarter Ended June 30, 2007
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	727,117	13.62
Granted	—	—
Cancelled/Forfeited	—	—
Exercised	—	—
Options outstanding at end of period	727,117	13.62	$2,190,900	7.11 Years

Exercisable (vested) at end of period	573,837	12.52	$2,185,405	6.62 Years

	Six Months Ended June 30, 2007
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	630,717	12.83
Granted	96,400	18.83
Cancelled/Forfeited	—	—
Exercised	—	—
Options outstanding at end of period	727,117	13.62	$2,190,900	7.12 Years

Exercisable (vested) at end of period	573,837	12.52	$2,185,405	6.62 Years

Six Months Ended June 30, 2007
Weighted average grant-date fair value of stock options granted	$6.71
Total fair value of stock options vested	$4,103,810

For the six months ending June 30, 2007 the Company recognized $255,000 of compensation expense related to stock options.  As of the period ending June 30, 2007, there was $821,000 in unrecognized compensation expense related to non-vested stock options with a weighted average life of 6.74 years.

Six Months Ended June 30, 2007
Risk free interest rate	4.98%
Expected dividend yield	0.0%
Expected life in years	7.0
Expected price volatility	21.1%

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

NOTE 5 – EARNINGS PER SHARE

Income per share for all periods presented in the unaudited Consolidated Statements of Operations and Comprehensive Income are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of June 30, 2007 totaled 727,117. Warrants were exercisable during the period beginning March 23, 2006 and ending June 30, 2006.  Unexercised warrants expired.  The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Quarter Ending June 30,		Six Months Ending June 30,
	2007	2006 (1)	2007	2006 (1)

Average number of common shares outstanding	5,831,099	3,444,489	5,831,099	3,363,531
Effect of dilutive options	163,064	119,927	155,066	121,295
Effect of dilutive warrants	—	75,349	—	109,841
Average number of common shares outstanding used to calculate diluted earnings per common share	5,994,163	3,639,765	5,986,165	3,594,667

Net income	$804	$669	$1,261	$645
Basic net income per share	$0.14	$0.19	$0.22	$0.19
Diluted net income per share	$0.13	$0.18	$0.21	$0.18

(1) Adjusted for 5% stock dividend declared February 15, 2007.

NOTE 6 – INCOME TAXES

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

The Company has not been previously examined by any income tax authority. Management believes that in the event of an examination by a taxing authority, that it is more likely than not that the reported tax positions will be upheld. Accordingly, because management expects the taxing authority to allow the reported positions when and if examined, the more-likely-than-not recognition threshold has been met.

NOTE 7 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $11.5 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There were no balances outstanding under these agreements at June 30, 2007, and December 31, 2006.

As part of the purchase price of the Company’s two exchange intermediaries, the Company issued two notes payable in the amount of $265,000 each, with one and two year maturities payable at prime.  One note was paid off during the quarter ended March 31, 2007 and the other was paid during the quarter ended June 30, 2007.

Other borrowed funds include $20.6 million of subordinated debentures. The Company originally issued $15.5 million of these debentures and $4.2 million of such funds were invested in the Bank to maintain adequate capital levels in line with regulatory guidelines.  An additional $5.1 million in debentures were acquired in the merger with NNB Holdings, Inc.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with the FHLB.  Under such agreements there were overnight advances of $50.0 million and $31.0 million outstanding as of June 30, 2007, and December 31, 2006, respectively.  In addition to the overnight advances there were term advances in the amount of $8.0 million outstanding as of June 30, 2007 and December 31, 2006 pursuant to previous agreements with Northern Nevada Bank, which was purchased in November 2006.  There were $44.3 million in securities collateral and $57.8 million borrowing capacity in loan collateral available for this source as of June 30, 2007 as compared to $64.0 million available as of December 31, 2006.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB 159

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted under certain circumstances. Management has adopted FAS 159 and FAS 157 concurrently as of January 1, 2007 for certain USDA/SBA loans that were purchased in late 2003 and early 2004.  Management is evaluating the impact this Statement may have on the rest of the Company’s financial statements.

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

In the Company’s Form 10-K for the fiscal year ended December 31, 2006, a FAS 158 transition adjustment in the amount of $522,000 net of tax, was recognized as a component of the ending balance of Accumulated Other Comprehensive Income / (Loss).  This adjustment was misapplied as a component of Comprehensive Income.  The table below reflects the misapplication of this adjustment at December 31, 2006:

	As Reported	Misapplied	As Revised

Other Comprehensive Loss, Net of Tax	$(155)	$(522)	$367

Comprehensive Income	$1,928	$(522)	$2,450

The Company will correct the Other Comprehensive Loss and Comprehensive Income presentations in the Form 10-K for the fiscal year ending December, 31 2007.

FASB 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. FAS 157 must be adopted concurrently with FAS 159.  The Company adopted FAS 157 as of January 1, 2007.

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

FASB FIN 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which provides clarification for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 31, 2006.  The adoption of FIN 48 as of January 1, 2007 did not have a material affect on the Company’s financial positions, results of operations or cash flows.

Summary

The list of recent accounting pronouncements noted above, while not an exhaustive list, includes those which we believe will, or may, have the greatest likelihood of application to the Company’s consolidated balance sheets and/or consolidated statements of income.  We believe that adoption of these standards will not have a material impact on our financial condition or results of operations, however, no absolute assurance can be given that this in fact, will occur.

NOTE 9 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the six months ended June 30, 2007 and 2006, cash paid for interest expense on interest bearing liabilities was $12.1 million and $6.4 million, respectively.  There was no real estate acquired in the settlement of loans for the periods ending June 30, 2007 or 2006.

Summary Selected Consolidated Financial Data

	Six Months Ended June 30,		Year Ended
	2007	2006 (3)	December 31, 2006
	(Dollars in thousands, except per share data)
Condensed Statement of Operations
Interest Income	$22,564	$13,100	$31,039
Interest Expense	11,576	6,341	15,083
Net Interest Income	10,988	6,759	15,956
Provision for Loan Losses	414	349	771
Non-interest income	1,027	470	1,682
Non-interest expense	9,612	6,230	13,582
Loss attributable to minority shareholders	(39)	(35)	127
Provision for income taxes	767	40	1,075
Net Income	$1,261	$645	$2,083

Period End Data
Assets	662,000	418,548	651,540
Loans, gross (4)	476,936	280,890	463,858
Securities	83,082	89,827	92,927
Deposits	483,707	342,266	496,997
Other borrowed funds	78,619	37,994	60,149
Shareholders’ Equity	74,504	33,185	73,568

Average Balance Sheet
Assets	651,972	391,145	452,179
Loans, gross	471,789	266,127	308,411
Securities	90,389	92,573	91,736
Deposits	495,063	325,825	359,932
Shareholders’ Equity	74,133	30,011	41,256

Asset Quality
Non-performing assets (1)	1,881	—	549
Allowance for loan loss	5,584	3,004	5,430
Net Charge-offs	260	—	—
Non-performing assets to total assets	0.28%	—	0.08%
Allowance for loan loss to loans	1.17%	1.07%	1.17%
Net Charge-offs to average loans	0.06%	—	—

Per Common Share (3)
Basic income per share	0.22	0.19	0.51
Diluted income per share	0.21	0.18	0.49
Book value per share	12.78	9.62	12.62
Period end common shares outstanding	5,831,099	3,621,454	5,831,099
Average shares outstanding - basic	5,831,099	3,363,531	4,117,351
Average shares outstanding - diluted	5,997,156	3,594,667	4,290,122

Financial Ratios
Return on average assets	0.39%	0.33%	0.46%
Return on average equity	3.43%	4.33%	5.05%
Net interest margin (2)	3.77%	3.62%	3.81%
Tier 1 leverage capital ratio	10.41%	8.39%	9.85%

(1)  Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status, and other real estate owned.

(2)  Net interest income calculated on a fully-taxable equivalent basis divided by average interest-earning assets.

(3)  Reflects 5% stock dividend declared on February 15, 2007.

(4)  Includes USDA/SBA loans carried at fair value.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable charge-offs on loans deemed to be uncollectible based on continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $5.6 million and $3.0 million at June 30, 2007 and 2006, respectively. The provision for loan losses was $234,000 for the quarter ended June 30, 2007 and a reversal of $124,000 for the quarter ended June 30, 2006.

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

SUMMARY: Results of Operations – 2nd Quarter

Net income for the quarter ended June 30, 2007 was $804,000 as compared with $669,000 for the quarter ended June 30, 2006.  Basic and diluted earnings per share for the second quarter of 2007 were $0.14 and $0.13 compared with basic and diluted earnings per share of $0.19 and $0.18, respectively for the same quarter of 2006.  The Company’s quarterly return on average equity was 4.40% and quarterly return on average assets was 0.51% for the quarter ended June 30, 2007, compared to a return on average equity of 8.70% and average assets of 0.67% for the quarter ended June 30, 2006.  The primary drivers behind the variance in net income for the second quarter of 2007 relative to the second quarter of 2006 are as follows:

•                  Net income was $804,000, an increase of 20% over the second quarter of 2006.

•                  Non-interest income was $605,000, an increase of 143% over the second quarter of 2006.

•                  Total loans outstanding increased to a record $477 million, a 70% increase over the second quarter of 2006.

•                  Core earnings, (income from continuing operations before income taxes) were $1.345 million, an increase of 92% from the same quarter of last year.

•                  Net interest margin was 3.94%, a 12 basis point increase over the same period last year.

•                  Net interest income increased by $2.0 million, or 55% due primarily to an increase of $194.3 million in average earning assets along with a 12 basis point increase in net interest margin.

•                  Bank owned life insurance cash surrender value increase amounted to $101,000 for the second quarter of 2007, an increase of $38,000 or 60% over the same period in 2006.

•                  Unrealized gains on trading securities amounted to $356,000 for the quarter ending June 30, 2007 as compared to $53,000 for the same period in 2006, an increase of $303,000 or 572%.

•                  Salaries and benefits increased $583,000 or 33% as compared to the same period in 2006.  These increases reflect the 54% increase in FTE from period to period.

•                  Occupancy expense increased $215,000 or 44% for June 30, 2007 as compared to June 30, 2006 largely due to the addition of de novo branches opened by the Company along with the locations acquired in the merger with NNB Holdings, Inc.

•                  The Company recorded $110,000 in amortization costs for intangible assets that were acquired in the merger, during the quarter ending June 30, 2007 and had no corresponding expenses for the same period of 2006.

Quarterly Average balances and rates are provided in Table 1.

SUMMARY: Results of Operations – YTD

Net income for the six months ended June 30, 2007 was $1.3 million as compared with $645,000 for the same period ending June 30, 2006, an increase of $616,000 or 96%.  Basic and diluted earnings per share for the six months of 2007 were $0.22 and $0.21 respectively, compared with basic and diluted earnings per share of $0.19 and $0.18, respectively, for the same period of 2006 based on a substantially lower number of shares outstanding.  The Company’s YTD return on average equity was 3.43% and YTD return on average assets was 0.39% for the six months ended June 30, 2007, compared to a return on average equity of 4.33% and average assets of 0.33% for the same period ended June 30, 2006.  The primary drivers behind the variance in net income for the first half of 2007 relative to the same period of 2006 are as follows:

•                  Net income was $1.261 million for the first six months of 2007, and was an increase of 96% over the same period in 2006.

•                  Non-interest income was $1.027 million, an increase of 119% for the six months ended June 30, 2007 compared to the same period in 2006.

•                  Core earnings (income from continuing operations before income taxes) were $1.989 million, an increase of 206% over the first six months of 2006.

•                  Net interest margin was 3.77% for the first six months of 2007, a 15 basis point increase over the same period in 2006.

•                  Net interest income increased by $4.2 million, or 63% due primarily to an increase of $212.0 million in average earning assets along with a 15 basis point increase in net interest margin.

•                  Bank owned life insurance cash surrender value increase amounted to $210,000 for the first six months of 2007, an increase of $78,000 or 59% over the same period in 2006.

•                  Unrealized gains on trading equities amounted to $436,000 for the six months ending June 30, 2007 as compared to $101,000 for the same period in 2006, an increase of $335,000 or 332%.

•                  Salaries and benefits increased $1.6 million or 47% as compared to the same period in 2006.  These increases reflect the 54% increase in FTE from period to period.

•                  Occupancy expense increased $610,000 or 67% for June 30, 2007 as compared to June 30, 2006 largely due to the addition of de novo branches opened by the Company along with the locations acquired in the merger with NNB Holdings, Inc.

•                  The Company recorded $220,000 in amortization costs for intangible assets that were acquired during the merger during the six months ending June 30, 2007 and had no corresponding expenses for the same period of 2006.

YTD Average balances and rates are provided in Table 1a.

SUMMARY: Financial Condition

The Company’s total assets were slightly over $662 million at June 30, 2007, an increase of $10 million or 2%, over total assets of $652 million at December 31, 2006.  The most significant characteristics of and changes in the company’s balance sheet during the first six months of 2007 are outlined below:

•                  For the six months ended June 30, 2007 investment securities decreased $9.8 million from December 31, 2006 or 11%. Average investment securities decreased $2.2 million to $90.4 million or 2% at June 30, 2007 compared to the same period ended 2006.  The Company did not acquire any investment securities in the merger with NNB Holdings, Inc.

•                  Gross loans including USDA/SBA loans at fair value were $477 million at June 30, 2007 compared with $464 million at December 31, 2006.  Average gross loans as of June 30, 2007 of $472 million when compared with June 30, 2006 showed an increase of $206 million or 77%.  The Company acquired $120 million in loans during the merger with NNB Holdings, Inc.  Without the acquired loans, average gross loans increased $86 million or 32%.

•                  For the YTD period ended June 30, 2007 total assets increased $10 million or 2% to $662 million from December 31, 2006.  Compared with June 30, 2006 average assets increased $261 million or 67%.  The Company acquired $150 million in assets during the merger with NNB Holdings, Inc.  Without those acquired assets, average assets increased $111 million or 28%.

•                  The Company sold, during the quarter, $3.3 million of bank owned life insurance acquired in the merger with NNB Holdings, Inc. and its subsidiary Northern Nevada Bank.

•                  Total deposits decreased by $13 million or 3% during the six month period ending June 30, 2007 to $484 million.  Average deposits increased $169 million to $495 million or 52% at June 30, 2007 compared with the same period in 2006.  The Company acquired $126 million in deposits during the merger with NNB Holdings, Inc.  Without the acquired deposits, average deposits increased $43 million or 13%.

•                  Short term borrowings increased by $19 million between December 31, 2006 and June 30, 2007.

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

Quarterly Analysis

Net interest income for the second quarter of 2007 was $5.6 million, an increase of $2.0 million or about 54.8% compared to the same quarter of 2006.  This increase was primarily due to the increases in the volume of interest earning assets.  Average earning assets decreased $6.8 million or 1.2% for the quarter ended June 30, 2007 compared to an increase of $126.8 million or 48.8% for the same period in the prior year. Average loans increased by $4.4 million or 0.9% during the second quarter of 2007 compared to the increase of $16.0 million or 6.2% for the second quarter 2006. The growth for the second quarter of 2007 as well as 2006 was primarily due to internal growth and participations purchased, however growth comparisons from 2007 to 2006 also reflect the acquisition and merger with NNB Holdings, Inc. and its subsidiary bank. Average gross loans as a percent of average earning assets was 81.6% and 70.9% for the quarters ended June 30, 2007 and 2006, respectively.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 3.94% from 3.82% during the three months ended June 30, 2007 as compared to the same period in 2006, respectively, an increase of twelve basis points or 3.1%.

The increase in the Company’s net interest margin is largely a result of increases in volumes of interest earning assets and interest bearing liabilities and rate and volume mix changes.  While earning asset growth was greater than the interest bearing liability growth, changes in the interest rate environment impacted both the asset and liability side of the balance sheet.  The magnitude of the $194.3 million change in average earning asset volumes over the periods reported resulted in a $4.3 million change in the Company’s gross interest income, as noted in Table 1.

The change in the mix of liability funding had an impact on the Company’s net interest margin.  The Company increased its use of brokered certificates of deposit to $141.0 million compared to $42.5 million for the quarter ended June 30, 2006.  The Company also had $18.4 million of exchange deposits with subsidiaries as of June 30, 2007 on deposit with non-affiliated financial institutions and $9.9 million during the second quarter of 2006.  The changes in liability mix along with the $172.2 million increase in average interest bearing liabilities over the period resulted in a $2.3 million increase in the Company’s interest expense, as noted in Table 2.

YTD Analysis

Net interest income for the first half of 2007 was $11.0 million, an increase of $4.2 million or about 62.6% compared to the same period of 2006.  This increase was primarily due to the increases in the volume of interest earning assets.  Average earning assets increased $111.3 million or 23.3% for the six month period ended June 30, 2007 compared to an increase of $125.5 million or 50.0% for the same period in the prior year. Average loans increased by $163.4 million or 53.0% during the first half of 2007 compared to the increase of $89.7 million or 51.0% for the same period in 2006. The growth for the first half of 2007 as well as 2006 was primarily due to internal growth and participations purchased, however growth comparisons from 2007 to 2006 also reflects the acquisition and merger with NNB Holdings, Inc. and its subsidiary bank. Average gross loans as a percent of average earning assets was 80.2% and 70.8% for the six months ended June 30, 2007 and 2006, respectively.

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 3.77% from 3.62% during the six months ended June 30, 2007 as compared to the same period in 2006, respectively, an increase of fifteen basis points or 4.1%.

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

Quarterly Analysis

We provided $234,000 and a reversal of $124,000 for probable loan losses in the quarters ended June 30, 2007, and 2006, respectively.  The Company had four non-accrual loans amounting to $1.9 million at the end of the second quarter 2007, and none at June 30, 2006.  The Company charged-off $152,000 in loans, during the quarter ending June 30, 2007 and none for the second quarter of 2006.  Including the non-accrual loans, there were six 30 day or more past due loans as of June 30, 2007, and none during the same period of 2006.  The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit.  This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.  The provision for the off-balance-sheet reserve reflected a reduction of $21,000 and a provision of $88,000 for the quarters ending June 30, 2007 and 2006, respectively.  The Company continues to believe that although loan quality remains high, at some point we may experience increased delinquencies and more loan charge-offs.  For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

YTD Analysis

We provided $414,000 and $349,000 for probable loan losses in the six months ended June 30, 2007, and 2006, respectively.  The Company had four non-accrual loans amounting to $1.9 million at June 30, 2007, and none at June 30, 2006.  The Company charged-off $285,000 in loans during the six months ending June 30, 2007 and none for the same period of 2006.  The Company has recovered $25,000 in previously charged off loans during the six month period ending June 30, 2007 and none during the same period in 2006.  The provision for the off-balance-sheet reserve reflected a reduction of $59,000 and a provision of $99,000 for the six months ending June 30, 2007 and 2006, respectively.

Non-interest Income

Quarterly Analysis

Second quarter non-interest income (excluding realized fixed asset and securities gains and losses) totaled $602,000, an increase of $354,000 or 142.7% from the same quarter of 2006.  The Company recorded $101,000 of cash surrender value increases on bank owned life insurance during the second quarter, an increase of $38,000 compared to the same period of the prior year.  The Company’s unrealized gains in trading securities were $356,000, an increase of $303,000 over the same period in 2006.

Service charges on loan and deposit accounts and other service charges, commissions and fees increased $119,000 from the same period in 2006.  At the current time the Company is reviewing various initiatives to enhance companywide non-interest income including income on deposit accounts.

During the second quarter of 2007 the Company recognized $130,000 in net unrealized losses stemming from the mark to market for the loans that are carried at fair value.  The Company had no such losses during the second quarter of 2006.

During the second quarter of 2007 the Company recognized $3,000 in net losses from the sales of assets and $6,000 of recognized net gains on the sale of securities as compared with losses on the sale of securities of $1,000 and $2,000 in gains on asset sales during the second quarter of 2006.  Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

YTD Analysis

First half non-interest income (excluding realized fixed asset and securities gains and losses) totaled $1.0 million, an increase of $535,000 or 113.6% from the same period of 2006.  During the same period the Company recorded $210,000 of cash surrender value increases on bank owned life insurance, an increase of $78,000.  The Company’s unrealized gains in trading securities were $436,000, an increase of $335,000 over the same period in 2006.

Service charges on loan and deposit accounts and other service charges, commissions and fees increased $181,000 from the same period in 2006.

The Company has YTD recognized $85,000 in net unrealized losses pertaining to the USDA/SBA loans which are being carried at fair value pursuant to FAS 159.  The Company had no such losses for the same period in 2006.

During the first half of 2007 the Company recognized $11,000 in net gains from the sales of assets and $10,000 of recognized net gains on the sale of securities as compared with losses on the sale of securities of $3,000 and $2,000 in gains on asset sales during the same period of 2006.  Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $4.7 million and $3.3 million for the quarters ended June 30, 2007 and 2006, respectively, which represented an increase of approximately $1.4 million or 42.4%.  Expense categories that increased the most include salaries and benefits, which represented $583,000 or 43.8% of the total non-interest expense increase, occupancy, deposit servicing, and marketing costs.  These increases were primarily driven by the acquisition of NNB Holdings, Inc., and its subsidiary Northern Nevada Bank, with its two branches and data processing center, and additional staffing for the new branch office in northern California.  The efficiency ratio was 75.0% and 86.1% for the quarters ended June 30, 2007 and 2006, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended June 30, 2007 was $2.3 million, an increase of $583,000 or 33.3% from the same quarter 2006.  The increase in salaries and benefits was primarily due to additional employees being hired in the new branch offices, along with the employees gained in the acquisitions.  The full time equivalent (FTE) staffing level is 122 at June 30, 2007 and was 79 as of June 30, 2006, an increase of 54%.  Of this increase in staffing levels, 40 individuals were added with the acquisition of NNB Holdings, Inc.  The remainder of the increase in personnel was added to support the larger Company, and increases in the lending staff for the new branch opening in the northern California market.  For the quarter ended June 30, 2007, such costs approximated 1.61% of average earning assets, as compared to 1.81% for the same period in 2006.

Occupancy and equipment expense amounted to $709,000 for the quarter ended June 30, 2007, an increase of $215,000 or 43.5% from the same quarter in 2006, primarily due to the addition of NNB Holding, Inc. locations and the new California branch.  The Company now has six northern Nevada banking offices, two existing banking offices in California, a data operations center and two exchange company offices.  Occupancy expenses for the quarter ended June 30, 2007 approximated 0.49% of average earning assets, as compared to 0.51% for the same period in 2006.

Deposit and loan servicing costs amounted to $333,000 for the quarter ending June 30, 2007 compared to $86,000 for the same period in 2006 an increase of $247,000 or 287.2%.  The increase in those costs primarily reflect the new account charges related to the acquisition of deposit and loan accounts held by Northern Nevada Bank.  Deposit and loan servicing costs represent 0.19% of average earning assets for the quarter ending June 30, 2007 compared with 0.08% for the same period in 2006.

Marketing expenses amounted to $264,000 for the quarter ended June 30, 2007 an increase of $138,000 or 109.5% over the same period in 2006.  The Company heavily marketed its purchase of NNB and is spending more on marketing and advertising to support the exchange companies and the bank which exist in three distinct regional markets.  Marketing and advertising represented 0.18% of average assets for the quarter ended June 30, 2007 compared with 0.13% for the same period in 2006.

Accounting, legal and other professional services expense totaled $393,000 and $270,000 at June 30, 2007 and 2006, respectively, an increase of $123,000 or 45.6%.  These costs represent 0.28% of average earning assets compared with 0.28% for the same period in 2006.

The remainder of expenses which were not noted separately above amounted to $647,000 and $622,000, a $25,000 increase or 4.0% during the quarter ended June 30, 2007 as compared to 2006.  These increases are primarily due to growth of the Company, costs related to the exchange companies, and the acquisition of NNB Holdings, Inc.  For the quarter ended June 30, 2007 these other expenses represented 0.45% of average earning assets, as compared to 0.64% for the same period of 2006.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

YTD Analysis

Non-interest expense was $9.6 million and $6.2 million for the six months ended June 30, 2007 and 2006, respectively, which represented an increase of approximately $3.4 million or 54.8%.  Expense categories that increased the most include salaries and benefits, which represented $586,000 or 44% of the total non-interest expense increase, occupancy, deposit servicing, and marketing costs.  These increases were primarily driven by the acquisition of NNB Holdings, Inc., and its subsidiary Northern Nevada Bank, additional staffing for the new branch office in northern California, and the addition of new facilities (the addition of two exchange company offices).  The efficiency ratio was 80.1% and 86.2% for the six months ended June 30, 2007 and 2006, respectively.

Salary and employee benefit expense for the YTD period ended June 30, 2007 was $5.0 million, an increase of $1.6 million or 46.8% from the same period 2006.  The increase in salaries and benefits was primarily due to additional employees being hired for the new branch office, along with the employees gained in the acquisitions.  For the YTD period ended June 30, 2007, such costs approximated 1.81% of average earning assets, as compared to 1.82% for the same period in 2006.

Occupancy and equipment expense amounted to $1.5 million for the six months ended June 30, 2007, an increase of $610,000 or 67.3% from the same period in 2006, primarily due to the addition of NNB Holding, Inc. locations and the new California branch.  The Company now has six Nevada banking offices, two banking offices in California, a data operations center and four exchange company offices.  Occupancy expenses for the six months ended June 30, 2007 approximated 0.52% of average earning assets, as compared to 0.49% for the same period in 2006.

Deposit and loan servicing costs amounted to $587,000 for the six months ending June 30, 2007 compared to $166,000 for the same period in 2006, an increase of $421,000 or 253.6%.  The increase in those costs primarily reflect the new account charges related to the acquisition of deposit and loan accounts held by Northern Nevada Bank.  Deposit and loan servicing costs represent 0.20% of average earning assets for the YTD period ending June 30, 2007 compared with 0.09% for the same period in 2006.

Marketing expenses amounted to $484,000 for the six months ended June 30, 2007, an increase of $268,000 or 124.1% over the same period in 2006.  The Company is spending more on marketing and advertising to support the exchange companies and the bank which exists in three distinct regional markets.  Marketing and advertising represented 0.17% of average assets for the YTD period ended June 30, 2007 compared with 0.12% for the same period in 2006.

Accounting, legal and other professional services expense totaled $725,000 and $525,000 at June 30, 2007 and 2006, respectively, an increase of $201,000 or 38.4%.  These costs represent 0.24% of average earning assets compared with 0.28% for the same period in 2006.

The remainder of expenses which were not noted separately above amounted to $1.3 million and $1.0 million, a $294,000 increase or 28.6% during the six months ended June 30, 2007 as compared to 2006.  These increases are primarily due to growth of the Company, costs related to the acquisition of the exchange companies, and the acquisition of NNB Holdings, Inc.  For the YTD period ended June 30, 2007 these other expenses represented 0.45% of average earning assets, as compared to 0.55% for the same period of 2006.

Provision for Income Taxes

For the quarter ending June 30, 2007 the Company had a net provision for income taxes in the amount of $541,000 and $33,000 for the same period in 2006.  The Company has provided $767,000 in net tax provisions for the first six months of 2007 as compared to $40,000 for the same period in 2006.

Comprehensive Income

Our available for sale investment portfolio had net unrealized losses of $303,000 at June 30, 2007, $444,000 at June 30, 2006 and $187,000 at December 31, 2006.  At June 30, 2007 the net unrealized loss net of deferred taxes represented 2.5% of securities available for sale.  Comprehensive income or loss differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive loss for FAS 115 reported in the financial statements are due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.  As financial rates flatten over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio may depreciate in value over the remainder of the year.

Another component of comprehensive income is the result of the adoption of FAS 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” by the Company in 2006.  As part of the Company’s Plan the Company recognized a prior service cost which is amortized over an estimated 11 year life from the date of the Plan in 2005.  This service cost resulted in a charge to other comprehensive income of $522,000 net of deferred taxes and is adjusted annually as of December of each year.  In the Company’s Form 10-K for the fiscal year ended December 31, 2006, the FAS-158 transition adjustment of $522,000 net of tax, was recognized as a component of the ending balance of Other Comprehensive Income.  This adjustment was misapplied as a component of Comprehensive Income.  The Company will correct the Other Comprehensive Loss and Comprehensive Income presentations in the Form 10-K for the fiscal year ending December 31, 2007.

FINANCIAL CONDITION

Our consolidated total assets were $662 million and $652 million at June 30, 2007 and December 31, 2006, respectively.  Total average assets were $652 million and $391 million for the six months ended June 30, 2007 and 2006, respectively, an increase of 67%.  This change reflects the continuing internal growth and acquisitions of the Company.

Securities and Other Earning Assets

Quarterly Analysis

The securities portfolio was $83.1 million at June 30, 2007 and averaged $87.4 million during the second quarter of 2007 as compared to $89.8 million and an average of $91.2 million in the second quarter of 2006.  The securities portfolio consists primarily of Mortgage-backed securities and U.S. Government agency securities.  The average yield on investments was 4.17% for the quarter ended June 30, 2007 and

4.39% for the quarter ended June 30, 2006.  Securities available for sale had a net unrealized loss of $303,000 at June 30, 2007 as compared to the net unrealized loss of $187,000 at December 31, 2006.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.  The Company has $4.9 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the quarter ending June 30, 2007 the Company had unrealized gains of $356,000 from these trading equities as compared to $53,000 for the same period in 2006.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the Bank’s investment securities portfolio at June 30, 2007 is 3.05, as compared with 2.50 as of June 30, 2006.  This change is due to the addition of longer term tax free municipal bonds in the Company’s investment portfolio over the last year, to mitigate some of the tax liability of the Company.  At December 31, 2006 the portfolio’s effective duration was 2.53.  The Company’s investment securities portfolio duration does not substantially differ from that of the Bank, since approximately 94% of the Company’s securities portfolio is held in the subsidiary bank.

The ratio of average total investments to average total assets was 16.6%, 26.2% and 27.9% at the quarter ended June 30, 2007, the year ended December 31, 2006 and the quarter ended June 30, 2006, respectively.

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

At June 30, 2007 debt securities have an aggregate depreciation of about 1.9% from the Company’s amortized cost basis as compared to 1.1% at December 31, 2006.  In the available for sale portfolio twenty-three securities have an unrealized loss as of June 30, 2007.  In thirteen of those securities the unrealized loss has exceeded one year.  There are one hundred and forty-nine securities in the held to maturity portfolio that have an unrealized loss as of June 30, 2007.  For seventy-eight of those securities, the loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

YTD Analysis

The securities portfolio averaged $90.4 million during the first six months of 2007 as compared to an average of $92.6 million in the same period of 2006.  The average yield on investments was 4.32% for the six month period ended June 30, 2007 and 4.14% for the same period ended June 30, 2006.  The Company has $4.9 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the YTD period ending June 30, 2007 the Company had unrealized gains of $436,000 from these trading equities as compared to $101,000 for the same period in 2006.

The ratio of average total investments to average total assets was 17.8%, 26.2% and 28.1% at the six month period ended June 30, 2007, the year ended December 31, 2006 and the six month period ended June 30, 2006, respectively.

During the second quarter ending June 30, 2007, the Company sold $3.3 million in bank owned life insurance that it acquired in the merger with NNB Holdings, Inc. and its subsidiary Northern Nevada Bank.  The Company recorded a tax expense of $63,800 related to this sale.

Loans

Quarterly Analysis

Gross loans amounted to $466.9 million and UDSA/SBA loans carried at fair value amounted to $9.2 million for total gross loans of $476.9 million, at June 30, 2007, $463.9 million at December 31, 2006, and $280.9 million at June 30, 2006, respectively.  Gross loans averaged $474.0 million for the second quarter of 2007, an increase of $199.9 million or 73.0% from the average amount of such loans during the second quarter of 2006.

As noted in Table 4 “Composition of Loan Portfolio”, real estate construction loans amounted to $172.6 million and $104.4 million at June 30, 2007 and June 30, 2006, respectively.  These loans increased $68.4 million or 65.9% from the amount of such loans at June 30, 2006.  Commercial construction loans increased $35.4 million, while single and multi-family residential construction increased $16.7 million.  These items taken together represents the majority of the increases over June 30, 2006 balances.  These increases are due to internal growth and loans acquired in the acquisition of NNB Holdings, Inc. and Northern Nevada Bank.

The yield on average gross loans for the quarter ending June 30, 2007 was 8.66% as compared to 8.43% for the same period in 2006.   This twenty three basis point improvement in yield was primarily a result of the volume increase as noted in Table 2.

Term real estate loans amounted to $216.2 million as of June 30, 2007 compared to $120.3 million for the quarter ending June 30, 2006 an increase of $95.5 million or 79.7%.  Commercial term loans which increased $103.1 million or 90.6% to $217.0 million over the second quarter of 2006 represents the majority of the quarter to quarter comparison.

Commercial and industrial loans approximated $66.8 million and $37.0 million at June 30, 2007 and June 30, 2006, respectively.  Commercial loans increased about $29.9 million or 80.8% over the balances at June 30, 2006.  Revolving lines of credit increased $23.2 million or 134.3% to $40.4 million and represents the majority of the increase over the second quarter of 2006.

Consumer loans amounted to $12.3 million and $6.8 million at June 30, 2007 and June 30, 2006, respectively.  Consumer loans increased $5.5 million or 80.9% from the balances outstanding as of June 30, 2006.

The ratio of average gross loans to average total assets for the quarter was 73.5% and 67.7% at June 30, 2007 and 2006, respectively.

YTD Analysis

Total gross loans averaged $471.8 million for the first six months of 2007, an increase of $205.7 million or 77.3% from the average amount of such loans during the first six months of 2006.

The yield on average loans for the six months ending June 30, 2007 was 8.58% as compared to 8.22% for the same period in 2006.   This thirty six basis point improvement in yield was primarily a result of the volume increase as noted in Table 2.

The ratio of average gross loans to average total assets for the YTD period was 72.4% and 68.0% at June 30, 2007 and 2006, respectively, reflecting the continuing change in the overall asset portfolio distribution of the Company.

Deposits

Total deposits were $484 million and $497 million as of June 30, 2007 and December 31, 2006 respectively, a decrease of $13 million or 2.6%.  Core deposits (deposits, excluding certificates of deposit greater than $100,000), have decreased about $10.4 million or 2.47% since December 31, 2006.  The ratio of gross loans to deposits was 98.6% and 93.3% at June 30, 2007 and December 31, 2006, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $59.0 million at June 30, 2007, $73.7 million at December 31, 2006, and $40.0 million at June 30, 2006, respectively.  Average non-interest bearing deposits totaled $57.7 million during the second quarter of 2007, which represented 12.0% of average total deposits and $38.3 million during the second quarter of 2006.  This is an increase of $19.4 million or 50.7% for the 12 month period ending June 30, 2007.  The increase in non-interest bearing deposits reflected growth in commercial and personal accounts, including those acquired in the merger with NNB Holdings, Inc.

Interest bearing deposits amounted to approximately $424.7 million, $423.2 million and $302.3 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.  Average interest-bearing deposits were $422.2 million, an increase of approximately $126.8 million during the quarter ended June 30, 2007, as compared to the average of $295.4 million in interest-bearing deposits during the quarter ended June 30, 2006.

The cost of interest bearing deposits for the quarter ended June 30, 2007 was 4.32% as compared to 3.86% for the same period in 2006.  This forty six basis point increase was the result of volume, rate and volume/rate mix changes as noted in Table 2.

Included in the deposit categories above are public deposits, which averaged $7.0 million for the quarter ending June 30, 2007 and $8.0 million for the quarter ending June 30, 2006.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

YTD Analysis

Average non-interest bearing deposits totaled $59.7 million during the first six months of 2007, which represented 12.0% of average total deposits and $38.8 million during same period of 2006.  This is an increase of $20.9 million or 53.9% for the 12 month period ending June 30, 2007.  The increase in non-interest bearing deposits reflected growth in commercial and personal accounts, including those acquired in the merger with NNB Holdings, Inc. and Northern Nevada Bank.

Average interest-bearing deposits were $435.4 million, an increase of approximately $148.4 million during the six months ended June 30, 2007, as compared to the average of $287.0 million in interest-bearing deposits during the six months ended June 30, 2006.

The cost of interest bearing deposits for the six months ended June 30, 2007 was 4.44% as compared to 3.83% for the same period in 2006.  This sixty one basis point increase was the result of volume changes as noted in Table 2.

Included in the deposit categories above are public deposits, which averaged $7.2 million for the six months ending June 30, 2007 and $7.3 million for the six months ending June 30, 2006.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased, other short term borrowings, short term notes payable and lease obligations, amounted to $50.0 million at June 30, 2007 and $31.3 million at December 31, 2006, respectively.  The Company has available federal funds borrowing lines amounting to $11.5 million as of June 30, 2007.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit the amount of which is predicated on the value of collateral held at June 30, 2007, the gross amount of all collateral was about $102 million.

Long term other borrowed funds includes FHLB advances, subordinated debt, capital lease obligations and other debt with terms greater than one year.  The Company had $8.0 million in FHLB term advances, and $20.6 million in subordinated debt as of June 30, 2007 and December 31, 2006.

The Company’s financial intermediaries during their course of business place exchange liability deposits with non-affiliated financial institutions.  Those deposits amounted to $18.4 million as of June 30, 2007 and $13.3 million as of December 31, 2006.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $91.7 million at June 30, 2007 as compared to $107.5 million at December 31, 2006.  These commitments represented 19% and 23% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters-of-credit totaled $1.8 million as of June 30, 2007 and $545,000 at December 31, 2006.

The importance to and effect on the Company’s revenues, expenses, cash flows, liquidity, capital resources and market risk support from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  The unused portion of such commitments has declined over the last year, however.

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

Our real estate loan portfolio accounted for 81.4% of the total loan portfolio as of June 30, 2007 and 79.5% at December 31, 2006.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial business loans accounted for 14.1% of the total loan portfolio as of June 30, 2007 as compared to 16.0% at December 31, 2006.  Commercial business loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economy of our market area.  Commercial loans consist primarily of loans secured by various pieces of equipment or machinery and other corporate assets including real property.  USDA purchased loans outstanding were about $9.0 million and $12.7 million respectively, as of June 30, 2007 and December 31, 2006.

Consumer loans accounted for 2.6% of our total loan portfolio as of June 30, 2007 as compared to 1.7% at December 31, 2006.

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

At the current time, the short and long term liquidity needs of the Bank primarily relate to funds required to support loan commitments and lease obligations.  These needs can currently be met by cash flows from investment payments and maturities, and investment sales if need be.

As of June 30, 2007 the Company had about $117 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash, securities and borrowings.  This represented approximately 24% of deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.  Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At June 30, 2007, shareholders’ equity amounted to $74.5 million or approximately 11% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 6.  As indicated in such table, we currently exceed all regulatory capital requirements.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting has been initiated, starting with entity controls in the holding company, and information technology controls in both the holding company and the Bank.  Subsidiary companies acquired last year utilize the Bank’s internal data system, which has been evaluated. Entity controls are currently being evaluated in these subsidiary organizations.  Such complete assessments as have been initiated have been documented and made a part of the permanent record of Sarbanes-Oxley Act Section 404 compliance.

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

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which does not include accruing loans 90 days or more overdue, none for all periods under review), other real estate owned, repossessed assets and certain securities available for sale.  The Company had four non-accrual loans totaling $1.9 million at June 30, 2007, and two non-accrual loans totaling $549,000 in December 31, 2006 and none as of June 30, 2006, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

–  None

Item 3.  Defaults Upon Senior Securities

–  not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

–                                                            On June 14, 2007 the Annual Meeting of Shareholders was held.  Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for directorship as listed in the proxy statement, and all such nominees were duly elected pursuant to the vote of shareholders.  The directors noted below were elected to serve a one year term.  The votes tabulated were:

	Authority Given	Authority Withheld
Edward Allison	4,762,621	77,387
Marybel Batjer	4,672,959	167,049
Joseph Bourdeau	4,675,420	164,588
Edward Coppin	4,829,724	10,284
Lance Faulstich	4,833,192	6,560
David A. Funk	4,673,215	166,793
Harold Giomi	4,673,215	166,793
Jesse Haw	4,833,192	6,816
Mark Knobel	4,833,448	6,560
Kelvin Moss	4,692,362	147,646
James Pfrommer	4,762,877	77,131

Item 5.  Other Information

–                 None

Item 6.  Exhibits

(a)          The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description

Exhibit No.31.1	Certification of Hal Giomi Pursuant to Rules 13a-14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended (1)
Exhibit No.31.2	Certification of Jack Buchold Pursuant to Rules 13a-14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended (1)
Exhibit No.32.1	Certification of Hal Giomi Pursuant to 18 U.S.C. § 1350 (1)
Exhibit No.32.2	Certification of Jack Buchold Pursuant to 18 U.S.C. § 1350 (1)

(1)                                  Filed herewith.

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

	For the Quarter Ended June 30,			For the Quarter Ended June 30,
	2007 (a),(b),(e)			2006 (a),(b),(e)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$15,175	$165	4.41%	$16,174	$219	5.49%
Securities	87,413	878	4.07%	91,222	979	4.35%
Equity	4,514	57	5.12%	5,371	23	1.74%
Total Investments	107,102	1,100	4.17%	112,767	1,221	4.39%

Loans: (c)
Agriculture	10,173	137	5.46%	13,199	209	6.42%
Commercial	70,431	1,414	8.14%	36,268	750	8.39%
Real Estate Construction	171,532	4,030	9.53%	95,945	2,279	9.63%
Real Estate Term	210,340	4,283	8.26%	120,522	2,297	7.73%
Consumer	10,396	244	9.53%	7,950	155	7.93%
Credit Card and Overdraft Protection	371	14	15.30%	135	5	15.02%
Other	767	—	0.00%	61	—	0.00%
Total Loans	474,010	10,122	8.66%	274,080	5,695	8.43%
Total Earning Assets	581,112	11,222	7.83%	386,847	6,916	7.25%
Non-Earning Assets	63,455			18,035
Total Assets	$644,567			$404,882
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$11,463	$27	0.96%	$7,147	$12	0.68%
Savings Accounts	66,629	679	4.13%	103,882	1,020	3.98%
Money Market	105,313	1,056	4.07%	92,043	763	3.36%
IRA’s	4,292	50	4.72%	1,172	10	3.46%
Certificates of Deposit<$100,000	168,546	1,934	4.65%	53,330	612	4.65%
Certificates of Deposit>$100,000	65,966	751	4.62%	37,804	393	4.22%
Total Interest Bearing Deposits	422,209	4,497	4.32%	295,378	2,810	3.86%
Borrowed Funds:
Short term debt	44,957	825	7.44%	15,725	219	5.65%
Long term debt	31,934	262	3.33%	15,793	245	6.29%
Total Borrowed Funds	76,891	1,087	5.73%	31,518	464	5.97%
Total Interest Bearing Liabilities	499,100	5,584	4.54%	326,896	3,274	4.06%
Demand Deposits	57,678			38,346
Other Liabilities	13,718			8,450
Shareholders’ Equity	74,071			31,190
Total Liabilities and Shareholders’ Equity	$644,567			$404,882

Interest Rate Spread (d)			3.29%			3.19%

Interest Income/Earning Assets			7.83%			7.25%
Interest Expense/Earning Assets			3.90%			3.43%
Net Interest Income and Margin (f)		$5,638	3.94%		$3,642	3.82%

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

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2007 (a),(b),(e)			2006 (a),(b),(e)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$21,329	$465	4.40%	$12,758	$345	5.45%
Securities	90,389	1,916	4.27%	92,573	1,861	4.05%
Equity	4,548	107	4.74%	4,600	50	2.19%
Total Investments	116,266	2,488	4.32%	109,931	2,256	4.14%

Loans: (c)
Agriculture	11,237	278	4.99%	13,331	417	6.31%
Commercial	72,032	2,949	8.26%	36,790	1,444	7.92%
Real Estate Construction	167,930	8,319	9.99%	91,216	4,207	9.30%
Real Estate Term	209,754	8,064	7.75%	116,590	4,427	7.66%
Consumer	9,532	435	9.20%	7,995	336	8.46%
Credit Card and Overdraft Protection	383	31	16.32%	128	13	20.48%
Other	921	—	0.00%	77	—	0.00%
Total Loans	471,789	20,076	8.58%	266,127	10,844	8.22%
Total Earning Assets	588,055	22,564	7.74%	376,058	13,100	7.02%
Non-Earning Assets	63,917			15,087
Total Assets	$651,972			$391,145
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$11,600	$51	0.89%	$7,633	$25	0.66%
Savings Accounts	72,684	1,673	4.64%	57,991	1,106	3.85%
Money Market	107,390	2,153	4.04%	128,451	2,305	3.62%
IRA’s	4,386	100	4.60%	1,159	19	3.31%
Certificates of Deposit<$100,000	172,909	4,124	4.81%	53,478	1,215	4.58%
Certificates of Deposit>$100,000	66,424	1,476	4.48%	38,337	780	4.10%
Total Interest Bearing Deposits	435,393	9,577	4.44%	287,049	5,450	3.83%
Borrowed Funds:
Short term debt	35,665	1,142	6.46%	15,085	414	5.53%
Long term debt	37,947	857	4.55%	15,634	477	6.15%
Total Borrowed Funds	73,612	1,999	5.48%	30,719	891	5.85%
Total Interest Bearing Liabilities	509,005	11,576	4.59%	317,768	6,341	4.02%
Demand Deposits	59,670			38,776
Other Liabilities	9,164			4,590
Shareholders’ Equity	74,133			30,011
Total Liabilities and Shareholders’ Equity	$651,972			$391,145

Interest Rate Spread (d)			3.15%			3.00%

Interest Income/Earning Assets			7.74%			7.02%
Interest Expense/Earning Assets			3.97%			3.40%
Net Interest Income and Margin (f)		$10,988	3.77%		$6,759	3.62%

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

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2007 vs. 2006				2007 vs. 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$(14)	$(43)	$3	$(54)	$232	$(66)	$(46)	$120
Securities	(41)	(63)	3	(101)	(44)	101	(2)	55
Equity	(4)	45	(7)	34	(1)	58	—	57
Total Investment Income	(59)	(61)	(1)	(121)	187	93	(48)	232

Loans:
Agriculture	(48)	(31)	7	(72)	(66)	(87)	14	(139)
Commerical	707	(22)	(21)	664	1,384	62	59	1,505
Real Estate Construction	1,795	(24)	(20)	1,751	3,538	312	262	4,112
Real Estate Term	1,712	158	116	1,986	3,539	52	46	3,637
Consumer	48	31	10	89	64	29	6	99
Credit Card and Overdraft Protection	9	—	—	9	26	(3)	(5)	18
Other	—	—	—	—	—	—	—	—
Total Loan Income	4,223	112	92	4,427	8,485	365	382	9,232

Total Interest Income	4,164	51	91	4,306	8,672	458	334	9,464

Interest Expense
Interest Bearing Deposits:
Now Accounts	7	5	3	15	13	9	4	26
Savings	(366)	38	(13)	(341)	281	227	59	567
Money market	110	161	22	293	(378)	267	(41)	(152)
IRA’s	27	4	9	40	53	7	21	81
Certificates of deposit<$100,000	1,322	—	—	1,322	2,713	61	135	2,909
Certificates of deposit>$100,000	293	37	28	358	571	72	53	696
Total interest-bearing deposits	1,393	245	49	1,687	3,253	643	231	4,127

Borrowed Funds	668	(19)	(26)	623	1,244	(56)	(80)	1,108

Total interest expense	2,061	226	23	2,310	4,497	587	151	5,235

Net Interest Income	$2,103	$(175)	$68	$1,996	$4,175	$(129)	$183	$4,229

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

 Table 3 - Non-Interest Income and Non-Interest Expense

 The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$83	13.72%	$56	22.49%	$160	15.58%	$108	22.98%
Other service charges, commissions and fees	11	1.82%	36	14.46%	25	2.43%	69	14.68%
Loan Charges and Fees	117	19.34%	—	0.00%	182	17.72%	—	0.00%
Pre-underwriting fees	—	0.00%	—	0.00%	—	0.00%	9	1.91%
Income on bank owned life insurance	101	16.69%	63	25.30%	210	20.45%	132	28.09%
Exchange fee income	65	10.74%	40	16.06%	79	7.69%	52	11.06%
Unrealized gains on trading securities	356	58.84%	53	21.29%	436	42.45%	101	21.49%
Unrealized (loss) on fair value loans	(130)	-21.49%	—	0.00%	(85)	-8.28%	—	0.00%
(Loss)/gain on sale of Fixed Assets	(3)	-0.50%	2	0.80%	11	1.07%	2	0.43%
Gain/(loss) on sale of investments	5	0.83%	(1)	-0.40%	9	0.88%	(3)	-0.64%
Total non-interest income	605	100.00%	249	100.00%	1,027	100.00%	470	100.00%

As a percentage of average earning assets		0.42%		0.26%		0.35%		0.25%

Other Operating Expense:

Salaries and employee benefits	2,333	49.86%	1,750	52.27%	4,978	51.79%	3,390	54.41%
Occupancy costs	709	15.15%	494	14.76%	1,516	15.77%	906	14.54%
Advertising and marketing costs	264	5.64%	126	3.76%	484	5.04%	216	3.47%
Data processing costs	146	3.12%	195	5.82%	312	3.25%	384	6.16%
Deposit services costs	275	5.88%	76	2.27%	566	5.89%	145	2.33%
Loan servicing costs	58	1.24%	10	0.30%	21	0.22%	21	0.34%
Provision for undisbursed loan commitments	(21)	-0.45%	88	2.63%	(59)	-0.61%	99	1.59%
Telephone and data communication costs	126	2.69%	58	1.73%	247	2.57%	102	1.64%
Postage	10	0.21%	24	0.72%	56	0.58%	41	0.66%
Legal and accounting costs	240	5.13%	134	4.00%	392	4.08%	263	4.22%
Other professional services	153	3.27%	136	4.06%	333	3.46%	261	4.19%
Directors fees	76	1.62%	59	1.76%	148	1.54%	112	1.80%
Travel and education costs	106	2.27%	98	2.93%	168	1.75%	120	1.93%
Stationery and supplies	69	1.47%	68	2.03%	145	1.51%	104	1.67%
Other	135	2.89%	32	0.96%	305	3.17%	66	1.06%
Total non-interest expense	$4,679	100.00%	$3,348	100.00%	$9,612	100.00%	$6,230	100.00%

As a percentage of average earning assets		3.23%		3.47%		3.30%		3.34%
Net non-interest income/expense as a percentage of average earning assets		2.81%		3.21%		2.94%		3.09%

Efficiency ratio (a)		74.97%		86.06%		80.13%		86.17%

 (a)  Represents non-interest expense as a percentage of net interest income and non-interest income excluding realized securities gains and losses.

Table 4 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of
	June 30,		June 30,		December 31,
	2007		2006		2006
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
USDA Agriculture Loans	$9,026	1.89%	$12,939	4.61%	$12,698	2.74%

Commercial and Industrial
Revolving Lines of Credit	40,443	8.48%	17,265	6.15%	38,271	8.25%
Other Collateral	22,131	4.64%	15,835	5.64%	21,212	4.57%
Unsecured	9,145	1.92%	3,927	1.40%	16,885	3.64%
Participations	(4,916)	-1.03%	—	0.00%	(2,000)	-0.43%
Total Commerical and Industrial Loans	66,803	14.01%	37,027	13.18%	74,368	16.03%

Real Estate Construction:
Acquisition and Land	57,676	12.09%	42,171	15.01%	50,826	10.96%
Single Family Residences	47,339	9.93%	37,395	13.31%	63,255	13.64%
Multi-family	6,757	1.42%	—	0.00%	—	0.00%
Commerical	65,013	13.63%	29,691	10.57%	49,099	10.58%
Government Guaranteed	9,146	1.92%	1,079	0.38%	3,000	0.65%
Participations	(13,310)	-2.79%	(5,945)	-2.12%	(12,419)	-2.68%
Total Real Estate Construction	172,621	36.20%	104,391	37.16%	153,761	33.15%

Real Estate Term:
Single Family Residences	2,065	0.43%	2,305	0.82%	878	0.19%
Multi-family	7,001	1.47%	5,956	2.12%	6,729	1.45%
Commerical	217,895	45.69%	114,394	40.73%	217,465	46.88%
Government Guaranteed	1,254	0.26%	—	0.00%	916	0.20%
Participations	(12,052)	-2.53%	(2,380)	-0.85%	(10,936)	-2.36%
Total Real Estate Term	216,163	45.32%	120,275	42.82%	215,052	46.36%

Total Real Estate Loans	388,784	81.52%	224,666	79.98%	368,813	79.51%

Consumer Loans:
Consumer	6,265	1.31%	1,819	0.65%	1,848	0.40%
Home Equity Lines of Credit	5,632	1.18%	4,276	1.52%	5,710	1.23%
Credit Cards and Overdraft Protection	377	0.08%	148	0.05%	364	0.08%
Other	49	0.01%	14	0.00%	57	0.01%
Total Consumer Loans	12,323	2.58%	6,257	2.23%	7,979	1.72%

Gross Loans	476,936	100.00%	280,889	100.00%	463,858	100.00%

Less:
Deferred Fees and Costs	832	0.17%	501	0.18%	997	0.21%
Allowance for Loan Losses	5,584	1.17%	3,003	1.07%	5,430	1.17%
Net Loans	$470,520		$277,385		$457,431

 Table 5 - Table of Activity in the Allowance for Loan Losses

 The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)

Allowance at the beginning of the period	$5,502	$3,128	$5,430	$2,655

Charge-offs:
Agricultural	—	—	—	—
Commercial & industrial loans	150	—	278	—
Real estate construction	—	—	—	—
Real estate term	—	—	—	—
Consumer loans	2	—	7	—
Total Loans Charged-Off	152	—	285	—

Recoveries:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	25	—
Real estate construction	—	—	—	—
Real estate term	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Recovered	—	—	25	—

Net loan charge offs	(152)	—	(260)	—

Provision (recapture) charged to expense	234	(124)	414	349

Balance	$5,584	$3,004	$5,584	$3,004

Average gross loans outstanding during period	$474,010	$274,080	$471,789	$266,127
Gross loans outstanding at end of period	$476,936	$280,889	$476,936	$280,889

RATIOS
Net Charge-offs to Average Loans (annualized)	0.13%	n/a	0.11%	n/a
Allowance for Loan Losses to Gross Loans at End of Period	1.17%	1.07%	1.17%	1.07%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	2.72%	n/a	4.66%	n/a
Net Loan Charge-offs to Provision for Loan Losses	64.96%	n/a	62.80%	n/a

Table 6 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$69,667	12.46%	$44,727	8.00%	NA	NA
Nevada Security Bank	$55,604	10.74%	$41,401	8.00%	$51,752	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$63,797	11.41%	$23,934	4.00%	NA	NA
Nevada Security Bank	$49,734	9.61%	$20,701	4.00%	31,051	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$63,797	10.41%	$24,522	4.00%	NA	NA
Nevada Security Bank	$49,734	8.46%	$23,511	4.00%	$29,389	5.00%

March 31, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$68,567	13.06%	$41,998	8.00%	NA	NA
Nevada Security Bank	$53,598	10.73%	$39,966	8.00%	$49,957	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$58,370	11.12%	$20,999	4.00%	NA	NA
Nevada Security Bank	$47,790	9.57%	$19,983	4.00%	29,974	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$58,370	9.30%	$26,435	4.00%	NA	NA
Nevada Security Bank	$47,790	8.02%	$23,848	4.00%	$29,811	5.00%

December 31, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$67,001	12.98%	$41,527	8.00%	NA	NA
Nevada Security Bank	$53,084	10.74%	$39,545	8.00%	$49,431	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$51,431	9.97%	$20,763	4.00%	NA	NA
Nevada Security Bank	$47,310	9.57%	$17,372	4.00%	29,659	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$51,431	9.85%	$22,221	4.00%	NA	NA
Nevada Security Bank	$47,310	8.04%	$19,973	4.00%	$26,240	5.00%

Table 7 -QUARTERLY DATA (UNAUDITED)

2007		2006				2005				2004
Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$11,222	$11,342	$10,203	$7,736	$6,916	$6,184	$5,293	$4,643	$3,864	$3,366	$3,256	$2,683	$2,458	$2,139
Interest Expense	5,584	5,992	4,887	3,855	3,274	3,067	2,631	1,964	1,533	1,216	1,080	947	825	817
Net interest income	5,638	5,350	5,316	3,881	3,642	3,117	2,662	2,679	2,331	2,150	2,176	1,736	1,633	1,322

Provision for Loan Losses	234	180	175	247	(124)	473	377	292	186	214	167	207	170	220
Net interest income after Provision for Loan Losses	5,404	5,170	5,141	3,634	3,766	2,644	2,285	2,387	2,145	1,936	2,009	1,529	1,463	1,102

Non-interest income	605	422	677	535	249	221	153	376	97	146	98	45	122	155
Non-interest expenses	4,679	4,933	4,102	3,250	3,348	2,882	2,569	2,382	1,967	1,905	1,775	1,716	1,499	1,252

Income (Loss) before taxes	1,330	659	1,716	919	667	(17)	(131)	381	275	177	332	(142)	86	5

Income/(losses) attributable to
Minority Shareholders	(15)	(24)	159	3	(35)	—	—	—	—	—	—	—	—	—

Provision (Benefit) for taxes	541	226	653	382	33	7	(710)	—	—	—	—	—	—	—

Net Income (Loss)	$804	$457	$904	$534	$669	$(24)	$579	$381	$275	$177	$332	$(142)	$86	$5

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	(116)	38	71	186	(83)	193	(144)	(88)	266	(225)	(117)	1,005	(1,409)	419

Comprehensive Income (Loss)	$688	$495	$975	$720	$586	$169	$435	$293	$541	$(48)	$215	$863	$(1,323)	$424

Earnings (loss) per common share:
Basic	$0.14	$0.08	$0.18	$0.14	$0.20	$(0.01)	$0.19	$0.12	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00
Diluted	$0.13	$0.08	$0.18	$0.13	$0.19	$(0.01)	$0.18	$0.11	$0.09	$0.06	$0.11	$(0.05)	$0.03	$0.00

 Table 8 - Operating Segment Information

 Segment information is divided into the Parent, Bank and non-bank segments.

 Non-bank segments includes the Company’s 1031 qualified intermediary companies.

	For the Six Months Ending					For the Six Months Ending
Condensed Income Statement	June 30, 2007					June 30, 2006
(in thousands - unaudited)	Bank	1031	Parent	Eliminations	Consolidated	Bank	1031	Parent	Eliminations	Consolidated

Interest Income	$22,073	$763	$170	$(442)	$22,564	$12,776	$115	$209	$—	$13,100
Interest Expense	10,954	370	694	(442)	11,576	5,851	—	490	—	6,341
Provision for Loan Losses	414	—	—		414	349	—	—		349
Non-interest Income	502	79	446		1,027	319	52	99		470
Non-interest Expense	7,530	904	1,178		9,612	4,877	467	886		6,230
Net Income/(Loss) before taxes and other	3,677	(432)	(1,256)	—	1,989	2,018	(300)	(1,068)	—	650

Income/(Loss) attributable to minority shareholders	—	—	(39)		(39)	—	—	(35)		(35)
Income Taxes/(Benefit)	1,303	(147)	(389)		767	505	(102)	(363)		40

NET INCOME/(LOSS)	$2,374	$(285)	$(828)	$—	$1,261	$1,513	$(198)	$(670)	$—	$645

Statement of Condition

ASSETS
Cash and Due from Banks	$9,005	$34,348	$1,865	$(16,421)	$28,797	$10,531	$10,088	$2,955	$(3,185)	$20,388
Investments
Investments in subsidiaries	—	—	71,983	(71,366)	617	—	—	33,473	(32,777)	696
Investment Portfolio	95,918	—	10,920		106,838	91,502	—	8,311		99,813
Loans	470,520	—	—		470,520	277,385	—	—		277,385
Fixed Assets	7,286	121	151		7,558	2,762	120	157		3,039
Intangibles	21,662	—	9,771		31,433	—	—	5,320		5,320
Other Assets	14,968	102	1,167		16,237	10,720	303	884		11,907
Total Assets	$619,359	$34,571	$95,857	$(87,787)	$662,000	$392,900	$10,511	$51,100	$(35,962)	$418,548

LIABILITIES
Deposits	484,258	15,870	—	(16,421)	483,707	335,593	—	—	(3,185)	332,408
Borrowing	58,000	—	20,619		78,619	22,000	—	15,994		37,994
Other Liabilities	6,353	18,083	734		25,170	3,013	10,028	1,920		14,961
Total Liabilities	548,611	33,953	21,353	(16,421)	587,496	360,606	10,028	17,914	(3,185)	385,363

Shareholders’ equity	70,748	618	74,504	(71,366)	74,504	32,294	483	33,185	(32,777)	33,185

Total Liabilities and Shareholders’ Equity	$619,359	$34,571	$95,857	$(87,787)	$662,000	$392,900	$10,511	$51,099	$(35,962)	$418,548

TABLE 8 CONTINUED

	For the Three Months Ending					For the Three Months Ending
	June 30, 2007					June 30, 2006
(in thousands - unaudited)	Bank	1031	Parent	Eliminations	Consolidated	Bank	1031	Parent	Eliminations	Consolidated

Condensed Income Statement
Interest Income	$11,046	$411	$33	$(268)	$11,222	$6,699	$115	$102	$—	$6,916
Interest Expense	5,305	210	337	(268)	5,584	3,016	—	258	—	3,274
Provision for Loan Losses	234	—	—		234	(124)	—	—		(124)
Non-interest Income	177	65	363		605	141	52	56		249
Non-interest Expense	3,696	451	532		4,679	2,385	467	496		3,348
Net Income/(Loss) before taxes and other	1,988	(185)	(473)	—	1,330	1,563	(300)	(596)	—	667

Income/(Loss) attributable to minority shareholders	—	—	(15)		(15)	—	—	(35)		(35)
Income Taxes/(Benefit)	715	(50)	(124)		541	502	(102)	(367)		33

NET INCOME/(LOSS)	$1,273	$(135)	$(334)	$—	$804	$1,061	$(198)	$(194)	$—	$669

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date:	August 14, 2007	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date:	August 14, 2007	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)