Form 10-Q
period 2007-09-30
BANK HOLDINGS
filed 2007-11-07
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Common stock, $0.01 par value, 5,831,099 shares outstanding as of November 5, 2007

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Summary
Results of Operations
Net Interest Income
Provision and Allowance for Loan Losses
Non-interest Income
Non-interest Expense
Provision for Income Taxes
Comprehensive Income
Financial Condition
Securities and Other Earning Assets
Loans
Deposits
Other Funding Sources
Off Balance Sheet Arrangements
Risk Management
Credit Risk Management
Asset Liability Management
Market Risk
Interest Rate Risk
Liquidity
Capital Resources

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Changes in Internal Controls
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—none
Item 3.	Defaults Upon Senior Securities—none
Item 4.	Submission of Matters to a Vote of Security Holders—none
Item 5.	Other Information—none
Item 6.	Exhibits

Signatures
Exhibits

PART I—FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2007 (1)	2006 (2)
ASSETS
Cash and due from banks	$15,668	$31,851
Liquid money market funds	968	1,337
Federal funds sold	8,965	535
Cash and cash equivalents	25,601	33,723
Securities available for sale, at fair value	12,084	16,337
Securities held to maturity, at amortized cost	67,903	76,590
Securities—trading, at market value	4,942	4,299
Other equity securities, at cost	5,027	4,750
USDA loans (at fair value, unpaid principal $932)	905	—
Loans, gross	489,080	463,858
Allowance for loan losses	(5,480)	(5,430)
Deferred loan fees, net	(1,191)	(997)
Loans, net	483,314	457,431
Premises and equipment, net	7,352	7,857
Bank owned life insurance	9,383	11,868
Intangible assets	1,542	2,373
Goodwill	29,781	28,344
Other assets	6,418	7,968
TOTAL ASSETS	$653,347	$651,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$56,866	$73,748
Interest bearing demand	10,839	10,921
Savings	95,525	77,767
Money Market	114,723	107,107
IRA’s	4,144	4,398
Time deposits < $100,000	172,579	155,903
Time deposits > $100,000	62,165	67,153
Total deposits	516,841	496,997
Short term borrowed funds	20,500	31,265
Long term borrowed funds	8,000	8,265
Junior subordinated debt	20,619	20,619
Exchange liabilities	5,127	13,290
Minority shareholder interest in subsidiaries	1,040	1,427
Accrued interest payable and other liabilities	6,017	6,109
Total Liabilities	578,144	577,972

Consolidated Balance Sheets Continued:

Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 5,831,099 issued and outstanding as of September 30, 2007 and December 31, 2006	58	54
Surplus	73,671	73,345
Accumulated earnings	2,421	878
Accumulated other comprehensive loss	(947)	(709)
Total shareholders’ equity	75,203	73,568
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$653,347	$651,540

(1)          The September 30, 2007 information is unaudited.

(2)          The condensed balance sheet as of December 31, 2006 has been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Three-Month Period Ended September 30, (1)		For the Nine Month Period Ended September 30, (1)

	2007	2006	2007	2006

Interest income:
Federal funds sold and other	$242	$324	$707	$669
Debt securities, taxable	684	882	2,240	2,653
Debt securities, non-taxable	206	94	566	184
Dividends	43	61	150	111
Loans, including fees	10,368	6,375	30,444	17,219
Total interest and dividend income	11,543	7,736	34,107	20,836

Interest expense:
Deposits	5,011	3,343	14,587	8,793
Other borrowed funds, notes payable and debt	912	512	2,912	1,403
Total interest expense	5,923	3,855	17,499	10,196

Net interest income	5,620	3,881	16,608	10,640

Provision for loan losses	346	247	760	596
Net interest income, after provision for loan losses	5,274	3,634	15,848	10,044

Non-interest income:
Service charges on deposit accounts	155	56	315	164
Other service charges, commissions and fees	73	35	280	104
Pre-underwriting fees	26	-	26	9
Income on bank owned life insurance	93	63	303	195
Exchange fee income	45	237	124	289
Unrealized (loss)/gain on trading securities	(240)	130	196	231
Unrealized gain/(loss) on loans at fair value	9	—	(76)	—
Realized (loss)/gain on sale of fixed assets	—	—	11	2
Realized gain on sale of fair value loans	5	—	5	—
Realized (loss) gain on sale of investments, net	(3)	14	6	11
Total non-interest income	163	535	1,190	1,005

Non-interest expense:
Salaries and employee benefits	2,161	1,837	7,139	5,227
Occupancy and equipment	698	482	2,214	1,388
Advertising and marketing costs	191	121	675	337
Data processing	178	250	490	634
Deposit servicing costs	384	82	912	227
Accounting, legal and tax	205	134	597	397
Other professional services	109	123	442	384
Telephone and data communications	126	49	429	151
Other	211	172	977	735
Total non-interest expense	4,263	3,250	13,875	9,480

Consolidated Statements of Operations Continued:

Net income before minority shareholder allocation and provision for income taxes	1,174	919	3,163	1,569

Gain (loss) attributable to minority shareholders	11	3	(28)	(32)

Provision for income taxes	413	382	1,180	422

NET INCOME	$750	$534	$2,011	$1,179

Net earnings per share:
Basic	0.13	0.13	0.34	0.33
Diluted	0.13	0.13	0.34	0.31

(1) The period ending data for September 30, 2007 and 2006 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

For the Nine Month Periods Ending September 30, 2007 and September 30, 2006 (1)

	Comprehensive Income/(Loss)	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings/ Deficit	Accumulated Other Comprehensive Income/(Loss)	Total

Balance at December 31, 2005		3,124,266	$30	$30,431	$(1,205)	$(554)	$28,702

Stock options exercised		20	—	11	—	—	11
Warrants exercised		323,738	3	3,386			3,389
Private Placement		678,740	7	11,532			11,539
Stock Dividend February 15, 2007		206,338

Net Income	$1,179	—	—	—	1,179	—	1,179

Compensation expense related to stock options		—	—	373	—	—	373

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period	307
Less reclassification adjustment for gains included in net income	(11)
Net unrealized holding gains	296		—	—	—	296	296
Comprehensive Income	$1,475

Balance at September 30, 2006		4,333,102	$40	$45,733	$(26)	$(258)	$45,489

Balance at December 31, 2006		5,831,099	54	73,345	878	(709)	73,568

Stock dividend February 15, 2007			4		(4)		—
Cumulative adjustment effect of FAS 159 adoption					(464)		(464)

Net Income	$2,011	—	—	—	2,011	—	2,011

Compensation expense related to stock options		—	—	326	—	—	326

Other comprehensive income:
Unrealized holding losses on securities available for sale arising during the period	(216)
Less reclassification adjustment for losses included in net income	(22)
Net unrealized holding losses	(238)		—	—	—	(238)	(238)
Comprehensive Income	$1,741

Balance at September 30, 2007		5,831,099	$58	$73,671	$2,421	$(947)	$75,203

(1) The periods ending September 30, 2007 and 2006 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	For the Nine Months Ended September 30,

	2007	2006
Cash Flows from operating activities:
Net Income	$2,011	$1,179
Adjustments to reconcile net income to cash
provided (used by operating activities:
Provision for loan losses	760	596
Stock option compensation expense	326	373
Net amortization of securities	313	126
Depreciation	939	393
Unrealized (gain on trading account	(196)	(231)
Activity of trading account, net	(447)	(2,669)
Unrealized loss on loans carried at fair value	76	—
Loss attributable to minority shareholders	(28)	(32)
Activity of exchange liabilities, net	(8,163)	—
Realized (gain on sales of fixed assets, net	(11)	(2)
Realized (gain on sales of available for sale investments, net	(6)	—
Net change in:
Other assets and liabilities, net	(191)	1,740
Net cash provided by (used in) operating activities	(4,769)	1,473

Cash flows from investing activities:
Activity in the available for sale securities:
Proceeds from sales, maturities, prepayments and calls	5,358	4,636
Purchases	(2,074)	(3,277)
Activity in held to maturity securities:
Proceeds from maturities, prepayments, and calls	15,384	10,900
Purchases	(6,814)	(24,569)
Activity of non-marketable securities, net	277	(320)
Investment in non-bank subsidiaries, net	(370)	(3,722)
Decrease (increase) in bank owned life insurance	2,485)	(195)
Loan originations and principal collections, net	(25,979)	(65,320)
Purchases of premises and equipment	(434)	(534)
Net cash provided by (used in) investing activities	(12,167)	(82,401)

Cash flows from financing activities:
Net increase in deposits	19,844	13,804
Repayment / proceeds from other borrowed funds, net	(11,030)	38,030
Proceeds from exercise of stock warrants	—	3,389
Proceeds from private placement	—	11,539
Proceeds from exercise of stock options	—	11
Net cash provided by (used in) financing activities	8,814	66,773

Net change in cash and cash equivalents	(8,122)	(14,155)

Cash and cash equivalents at beginning of the period	33,723	42,271
Cash and cash equivalents at end of the period	$25,601	$28,116

(1) The periods ending September 30, 2007 and 2006 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2007

NOTE—1 THE BUSINESS OF THE BANK HOLDINGS

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (“the Bank”).  The Bank has six banking offices in northern Nevada and two offices in northern California.  The California branches are separately branded as Silverado Bank.

During the first quarter of 2006 the Company acquired two qualified intermediary companies; Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and Granite Exchange, Inc. both of which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  Rocky Mountain is located in Bozeman Montana, and Granite is headquartered in Roseville, California.  Qualified intermediaries select the financial institution to hold the depositor accounts created as part of the exchange transactions.  These subsidiaries have been consolidated on the Company’s books.

The Company’s other direct subsidiaries are The Bank Holdings Statutory Trust I, a Connecticut statutory trust which was formed in November 2005 to solely facilitate the issuance of variable rate capital trust pass through securities and NNB Holdings Statutory Trust I which was formed in September 2005 as a subsidiary of NNB Holdings, Inc., and was acquired by the Company in the merger with NNB Holdings, Inc.  NNB Holdings Statutory Trust I is a Delaware Statutory Trust also formed to facilitate the issuance of capital trust pass through securities.  Pursuant to FASB Interpretation No. 46R Consolidation of Variable Interest Entities (FIN 46R), The Bank Holdings Statutory Trust I and NNB Holdings Statutory Trust I are not reflected on a consolidated basis in the financial statements of the Company.

These entities are collectively referred to herein as the Company.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

NOTE 2—BASIS OF PRESENTATION

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

Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2006 is from the audited financial statements at that date, but this document does not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  The interim financial information should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

Analysis of certain interim financial information has been presented for both end-of-period and reporting period average balances.  It is anticipated that for historical review, average balances may be more pertinent to eliminate seasonality, quarter-end growth anomalies, and computational rounding.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the adequacy of the allowance for loan losses.

Operating Segment Information

We manage our operations and prepare management reports and other information with a primary focus on lines of business.  As of September 30, 2007, we operated one bank located in two distinctive regional markets in two states, and two qualified intermediary companies in two distinct geographic areas.  The operating segments are separated into bank, non-bank financial services and parent.  Such segment reporting eliminates transactions between noted operating areas, and the accounting policies of the individual segments are the same as those of the Company.  Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.  Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

Table 8 presents selected operating segment information for the nine and three month periods ended September 30, 2007 and 2006.

Loans

The Company grants real estate, commercial, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans throughout northern Nevada and northern California.  The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  The Company has adopted FAS 159 “Fair Value Option of Financial Assets and Financial Liabilities” for those USDA/SBA loans which were purchased by the Company during 2003 and 2004 when the loan portfolio was smaller than the investment portfolio.  The Company took a charge of $464,000 to retained earnings on January 1, 2007 when the loans were initially marked to market.  The Company recorded $76,000 of mark to market losses on these loans during the first nine months of 2007.  The Company includes these fair value loans in its gross loan totals.

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

Reclassification

Various reclassifications may have been made in the prior periods in order to be consistent with the presentation as of September 30, 2007.  Further, certain captions may have had minor revisions to more accurately reflect activities of the Company.  There were no changes to previously reported shareholders’ equity or net income.

NOTE 3—FAIR VALUE MEASUREMENT

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

FAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participants use in pricing the financial instrument.  In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.  These loans may be sold in a secondary market with a limited number of active market participants.  An active market quote to determine pricing and the current market value of these loans in the secondary market was completed as of December 31, 2006 and September 30, 2007 and obtained from a recognized investment brokerage house.  These factors met the definition of the most advantageous market and form the basis of the determination of a precise method for determining the value of these loans.

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

The following table summarizes the Company’s financial instruments that were measured at fair value as of September 30, 2007.

Description of Financial Instrument	September 30, 2007	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)

Securities Available for Sale	$12,084	$12,084	$—	$—
USDA Loans	905	—	905	—

Total	$12,989	$12,084	$905	$—

The following table presents a reconciliation of retained earnings at the initial adoption of FAS 159 for the Company’s USDA/SBA loan portfolio.

January 1, 2007 Prior to Adoption	January 1, 2007 Prior to Adoption	Net Gain (Loss) upon Adoption	January 1, 2007 After Adoption
	(Dollars in thousand)
USDA/SBA Loans	$14,448	$(736)	$13,712

Pre-tax cumulative effect of adoption of the fair value option	(736)
Increase in deferred tax asset	272

Cumulative effect of adoption of the fair value option (charge to retained earnings)	(464)

During the first nine months of 2007, a pre-tax net unrealized loss of $76,000 was recorded in earnings, representing the change in fair value of these loans from the fair value election date of January 1, 2007.  The fair value at September 30, 2007 was calculated using fair value hierarchy level two and in the same manner as the valuation at January 1, 2007.

NOTE 4—SHARE BASED COMPENSATION

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

The Company has adopted FAS 123(R) using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the nine months ended September 30, 2007 includes: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and b) compensation cost for all share-based awards granted subsequent to January 1, 2006.  The results for prior periods have not been restated.

	Quarter Ended September 30, 2007
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	727,117	13.62
Granted	5,000	14.79
Cancelled/Forfeited	293	16.82
Exercised	—	—
Options outstanding at end of period	731,824	13.63	$1,437,804	6.88 Years

Exercisable (vested) at end of period	583,212	12.53	$1,436,336	6.36 Years

	Nine Months Ended September 30, 2007
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	630,717	12.83
Granted	101,400	18.63
Cancelled/Forfeited	293	16.82
Exercised	—	—
Options outstanding at end of period	731,824	13.63	$1,437,804	6.88 Years

Exercisable (vested) at end of period	583,212	12.53	$1,436,336	6.36 Years

Nine Months Ended September 30,
2007
Weighted average grant-date fair value of stock options granted	$6.62
Total fair value of stock options vested	$4,177,595

For the nine months ending September 30, 2007 the Company recognized $326,000 of compensation expense related to stock options.  As of the period ending September 30, 2007, there was $750,000 in unrecognized compensation expense related to non-vested stock options with a weighted average life of 6.29 years.

Nine Months Ended September 30, 2007
Risk free interest rate	4.25%
Expected dividend yield	0.0%
Expected life in years	7.0
Expected price volatility	23.8%

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

NOTE 5 —EARNINGS PER SHARE

Income per share for all periods presented in the unaudited Consolidated Statements of Operations and Comprehensive Income are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of September 30, 2007 totaled 731,824. Warrants were exercisable during the period beginning March 23, 2006 and ending June 30, 2006.  Unexercised warrants expired.  The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Quarter Ending September 30,		Nine Months Ending September 30,

	2007	2006 (1)	2007	2006 (1)

Average number of common shares outstanding	5,831,099	4,117,086	5,831,099	3,616,771
Effect of dilutive options	132,359	125,992	152,881	122,821
Effect of dilutive warrants	—	—	—	73,350
Average number of common shares outstanding used to calculate diluted earnings per common share	5,963,458	4,243,078	5,983,980	3,812,942

Net income	$750	$534	$2,011	$1,179
Basic net income per share	$0.13	$0.13	$0.34	$0.33
Diluted net income per share	$0.13	$0.13	$0.34	$0.31

(1) Adjusted for 5% stock dividend declared February 15, 2007.

NOTE 6—INCOME TAXES

FAS 109, “Accounting for Income Taxes” and FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The application of FIN 48 may also affect the tax basis of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

The Company has not been examined by any income tax authority. Management believes that in the event of an examination by a taxing authority, that it is more likely than not that the reported tax positions will be upheld. Accordingly, because management expects the taxing authority to allow the reported positions when and if examined, the more-likely-than-not recognition threshold has been met.

NOTE 7—OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $11.5 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There were no balances outstanding under these agreements at September 30, 2007, and December 31, 2006.

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

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with the FHLB.  Under such agreements there were overnight advances of $20.5 million and $31.0 million outstanding as of September 30, 2007, and December 31, 2006, respectively.  In addition to the overnight advances there were term advances in the amount of $8.0 million outstanding as of September 30, 2007 and December 31, 2006, respectively pursuant to previous agreements between FHLB and Northern Nevada Bank, which was purchased in November 2006.  There were borrowing capacities of $42.0 million in securities collateral and $61.3 million borrowing capacity in loan collateral available from the FHLB as of September 30, 2007 as compared to $64.0 million available as of December 31, 2006.

NOTE 8—RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB 158

In September 2006, the FASB issued Statement of Accounting Standards No. 158 (“FAS 158”) Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87,88,106 and 132(R).  This statement changes financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  Public companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

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

EITF 06-04

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. EITF 06-5 provides that in determining the amount recognized as an asset, a policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. The amount that could be realized should be calculated at the individual policy level and consider any probable contractual limitations, including the exclusion of any additional amounts paid for the surrender of an entire group of policies. The Issue is effective for fiscal years beginning after December 15, 2007. The banking subsidiary of the Company has life insurance arrangements.  We are currently evaluating the impact of adoption of this rule on the Company’s financial statements, results of operations, and stockholders’ equity.

FIN 48

In September 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which provides clarification for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 31, 2006.  The adoption of FIN 48 as of January 1, 2007 did not have a material affect on the Company’s financial position, results of operations, or cash flows.

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

NOTE 9—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended September 30, 2007 and 2006, cash paid for interest expense on interest bearing liabilities was $18.1 million and $10.5 million, respectively.  There was no real estate acquired in the settlement of loans for the periods ending September 30, 2007 or 2006.

Summary Selected Consolidated Financial

Data	Nine Months Ended September 30,		Year Ended
	2007	2006 (1)	December 31, 2006
Condensed Statement of Operations	(Dollars in thousands, except per share data)
Interest Income	$34,107	$20,836	$31,039
Interest Expense	17,499	10,196	15,083
Net Interest Income	16,608	10,640	15,956
Provision for Loan Losses	760	596	771
Non-interest income	1,190	1,005	1,682
Non-interest expense	13,875	9,480	13,582
Loss attributable to minority shareholders	(28)	(32)	127
Provision for income taxes	1,180	422	1,075
Net Income	$2,011	$1,179	$2,083

Period End Data
Assets	653,347	461,335	651,540
Loans, gross (2)	489,931	310,716	463,858
Securities	79,987	96,168	92,927
Deposits	516,841	352,002	496,997
Other borrowed funds	49,119	53,494	60,149
Shareholders’ Equity	75,203	45,489	73,568

Average Balance Sheet
Assets	652,789	412,153	452,179
Loans, gross	476,274	276,090	308,411
Securities	87,583	92,666	91,736
Deposits	497,151	335,440	359,932
Shareholders’ Equity	74,410	33,796	41,256

Asset Quality
Non-performing assets (3)	5,660	528	549
Allowance for loan loss	5,480	3,251	5,430
Net Charge-offs	710	—	—
Non-performing assets to total assets	0.87%	0.11%	0.08%
Allowance for loan loss to loans	1.12%	1.05%	1.17%
Net Charge-offs to average loans	0.15%	—	—

Per Common Share
Basic income per share	0.34	0.33	0.51
Diluted income per share	0.34	0.31	0.49
Book value per share	12.90	10.50	12.62
Period end common shares outstanding	5,831,099	4,333,102	5,831,099
Average shares outstanding - basic	5,831,099	3,616,771	4,117,351
Average shares outstanding - diluted	5,983,980	3,812,942	4,290,122

Financial Ratios (Annualized)
Return on average assets	0.41%	0.38%	0.46%
Return on average equity	3.61%	4.66%	5.05%
Net interest margin (4)	3.77%	3.64%	3.81%
Tier 1 leverage capital ratio	10.40%	12.00%	9.85%

(1) Reflects 5% stock dividend declared on February 15, 2007

(2) Includes USDA/SBA loans carried at fair value.

(3) Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or       loans placed on non-accrual status, and other real estate owned.

(4) Net interest income is divided by average interest-earning assets.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Critical accounting policies are those that involve the most complex and subjective decision and assessments, and have the greatest potential impact on the Company’s stated results of operations.  We consider the following allowance for loan losses to be a critical accounting policy due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.  The Company has made no substantive changes in its critical accounting policies and assumptions compared to the disclosures made in The Bank Holdings Annual Report on Form 10-K for the year ended December 31, 2006.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable charge-offs on loans deemed to be uncollectible based on continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $5.5 million and $3.3 million at September 30, 2007 and 2006, respectively. The provision for loan losses was $346,000 for the quarter ended September 30, 2007 and $247,000 for the quarter ended September 30, 2006.

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

SUMMARY: Results of Operations — 3rd Quarter

Net income for the quarter ended September 30, 2007 was $750,000 as compared with $534,000 for the quarter ended September 30, 2006.  Basic and diluted earnings per share for the third quarter of 2007 were $0.13 and $0.13 compared with basic and diluted earnings per share of $0.13 and $0.13, respectively for the same quarter of 2006 on approximately 41% fewer average outstanding and diluted shares.  The Company’s quarterly return on average equity was 3.97% and quarterly return on average assets was 0.45% for the quarter ended September 30, 2007, compared to a return on average equity of 5.17% and average assets of 0.48% for the quarter ended September 30, 2006.  The primary drivers behind the variance in net income for the third quarter of 2007 relative to the third quarter of 2006 are as follows:

•                  Interest income increased by 49% to $11.5 million from $7.7 million.

•                  Net interest income increased by $1.7 million, or 45%.

•                  Net interest margin was 3.77%, a 7 basis point increase over the same period last year.

•                  Non-interest income was $163,000, a decrease of 70% over the third quarter of 2006.  Unrealized losses on the trading portfolio of $240,000 were a substantial factor in the decrease of non-interest income over the third quarter of 2006.

•                  Core earnings, (income from continuing operations before income taxes) were $1.174 million, an increase of 28% from the same quarter of last year.

•                  Net income was $750,000, an increase of 40% over the third quarter of 2006.

•                  Salaries and benefits increased $324,000 or 18% as compared to the same period in 2006 while FTE increased 52% over the same period.

•                  Occupancy expense increased $216,000 or 45% for September 30, 2007 as compared to September 30, 2006 while the number of operating locations increased from five to nine during the same period.

•                  Bank owned life insurance cash surrender value increase amounted to $93,000 for the third quarter of 2007, an increase of $30,000 or 48% over the same period in 2006.

•                  The Company recorded $110,000 in amortization costs for intangible assets that were acquired in the merger with NNB, during the quarter ending September 30, 2007 while there was no corresponding expense for the same period of 2006.

•                  Average earning assets increased $176 million to $592 million over the third quarter 2006.

•                  Total loans outstanding increased to a record $490 million, a 58% increase over the third quarter of 2006.

•                  Total deposits increased to $517 million, a 46.9% increase over the third quarter of 2006.

Quarterly Average balances and rates are provided in Table 1.

SUMMARY: Results of Operations — YTD

Net income for the nine months ended September 30, 2007 was $2.0 million as compared with $1.2 million for the same period ending September 30, 2006, an increase of $800,000 or 71%.  Basic and diluted earnings per share for the nine months of 2007 were $0.34 and $0.34 respectively, compared with basic and diluted earnings per share of $0.33 and $0.31, respectively, for the same period of 2006 based on about 41% fewer shares outstanding.  The Company’s YTD return on average equity was 3.61% and YTD return on average assets was 0.41% for the nine months ended September 30, 2007, compared to a return on average equity of 4.66% and average assets of 0.38% for the same period ended September 30, 2006.  The primary drivers behind the variance in net income for the first nine months of 2007 relative to the same period of 2006 are as follows:

•                  Interest income increased by $13.3 million to $34.1 million and increase of about 64% over the same period in 2006.

•                  Net interest income increased by $6.0 million, or 56%.

•                  Net interest margin was 3.77% for the first nine months of 2007, an 13 basis point increase over the same period in 2006.

•                  Non-interest income was $1.190 million, an increase of 18% for the nine months ended September 30, 2007 compared to the same period in 2006.

•                  Core earnings (income from continuing operations before income taxes) were $3.163 million, an increase of 102% over the first nine months of 2006.

•                  Net income was $2.011 million for the first nine months of 2007, and was an increase of 71% over the same period in 2006.

•                  Salaries and benefits increased $1.9 million or 37% as compared to the same period in 2006, while there was a 52% increase in FTE from period to period.

•                  Occupancy expense increased $826,000 or 60% for September 30, 2007 while the number of operating locations increased from five to nine during the same period.

•                  The Company recorded $330,000 in amortization costs for intangible assets that were acquired in the merger with NNB during the nine months ending September 30, 2007 and no corresponding expenses for the same period of 2006.

•                  Average earning assets increased $199 million to $591 compared with the first nine months of 2006.

YTD Average balances and rates are provided in Table 1a.

SUMMARY: Financial Condition

The Company’s total assets were slightly over $653 million at September 30, 2007, an increase of $2 million over total assets of $651 million at December 31, 2006.  The most significant characteristics of and changes in the company’s balance sheet during the first nine months of 2007 are outlined below:

•                  For the nine months ended September 30, 2007 investment securities decreased $13 million from December 31, 2006 or 14%. Average investment securities decreased $5 million to $80 million or 5% at September 30, 2007 compared to the same period ended 2006.  The Company did not acquire any investment securities in the merger with NNB Holdings, Inc.

•                  Gross loans including USDA/SBA loans at fair value were $490 million at September 30, 2007 compared with $464 million at December 31, 2006.  Average gross loans as of September 30, 2007 were $476 million when compared with September 30, 2006 and showed an increase of $200 million or 72%.  The Company acquired $120 million in loans during the merger with NNB Holdings, Inc.  Without the acquired loans, average gross loans increased $80 million or 32%.

•                  For the YTD period ended September 30, 2007 total assets increased $2 million to $653 million from December 31, 2006.  Compared with September 30, 2006 average assets increased $241 million or 58%.  The Company acquired $150 million in assets during the merger with NNB Holdings, Inc.  Without those acquired assets, average assets increased $121 million or 29%.

•                  Total deposits increased by $20 million or 4% during the nine month period ending September 30, 2007 to $517 million.  Average deposits increased $161 million to $497 million or 48% at September 30, 2007 compared with the same period in 2006.  The Company acquired $126 million in deposits during the merger with NNB Holdings, Inc.  Without the acquired deposits, average deposits increased $36 million or 11%.

•                  Short term borrowings decreased by $11 million between December 31, 2006 and September 30, 2007.

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

Quarterly Analysis

Net interest income for the third quarter of 2007 was $5.6 million, an increase of $1.7 million or about 44.8% compared to the same quarter of 2006.  This increase was primarily due to the increases in the volume of interest earning assets.

Average earnings assets for the quarter ending September 30, 2007 were $591.8 million, an increase of $175.7 million or 42.2% over the average earning assets outstanding as of September 20, 2006.  Average loans for the third quarter of 2007 were $485.1 million an increase of $189.4 million or 64.1% over the same quarterly period of 2006.

Average earning assets increased $10.7 million or 1.9% for the quarter ended September 30, 2007 compared to June 30, 2007.  This compares to an increase of $29.3 million or 7.6% for the same quarterly period in 2006. Average loans increased by $11.1 million or 2.3% during the third quarter of 2007 compared to the increase of $21.1 million or 7.9% for the third quarter 2006. The growth for the third quarter of 2007 as well as 2006 was primarily due to internal growth and participations purchased. Average gross loans as a percent of average earning assets was 82.0% and 71.1% for the quarters ended September 30, 2007 and 2006, respectively, and 74% of average total assets as compared to 67% at the same respective periods.

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

The Company’s net interest margin represents net interest income as a percentage of average earning assets.  Net interest margin was 3.69% for the first quarter of 2007, 3.94% for the second quarter of 2007 and 3.77% for the third quarter ending September 30, 2007.  This compares to 3.51% for the first quarter of 2006, 3.82% for the second quarter of 2006 and 3.70% for the third quarter ending September 30, 2006.

The increase in the Company’s net interest margin is largely a result of increases in volumes of interest earning assets.  While earning asset growth was greater than the interest bearing liability growth, changes in the interest rate environment impacted both the asset and liability side of the balance sheet.  The magnitude of the $175.7 million change in average earning asset volumes over the periods reported resulted in a $3.8 million change in the Company’s gross interest income, as noted in Table 1.

The change in the mix of liability funding had an impact on the Company’s net interest margin.  The Company increased its use of brokered certificates of deposit to $151.2 million compared to $42.5 million for the quarter ended September 30, 2006.  The Company also had $44.9 million of exchange deposits from subsidiaries as of September 30, 2007, as well as $47.1 million on deposit from non-affiliated exchange companies, as compared to $50.2 and $79.6 respectively, during the third quarter of 2006.  The changes in liability mix along with the $150.7 million increase in average interest bearing liabilities over the period resulted in a $2.1 million increase in the Company’s interest expense, as noted in Table 2.

YTD Analysis

Net interest income for the first nine months of 2007 was $16.6 million, an increase of $6.0 million or about 56.1% compared to the same period of 2006.  This increase was primarily due to the increases in the volume of interest earning assets.

Average earning assets for the year to date period ending September 30, 2007 were $589.7 million, an increase of $198.8 million or 50.9% over the average earning assets outstanding as of September 30, 2006.  Average loans for the first nine months of 2007 were $476.3 million an increase of $200.2 million or 72.5% over the same period of 2006.

The loan growth for the first nine months of 2007 as well as 2006 was primarily due to internal growth and participations purchased, however, growth comparisons from 2007 to 2006 also reflect the acquisition and merger with NNB Holdings, Inc. and its subsidiary bank. Average gross loans as a percentage of average earning assets was 80.8% and 70.6% for the nine months ended September 30, 2007 and 2006, respectively.

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 3.77% from 3.64% during the nine months ended September 30, 2007 as compared to the same period in 2006, respectively, an increase of thirteen basis points or 3.6%.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined to be adequate by management to absorb losses inherent in the loan portfolio.  This allowance is increased by the provision charged to income and by recoveries on loans previously charged off.  Arriving at an appropriate level of allowance for possible loan losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation.  As discussed under “Critical Accounting Policies”, we believe that the methods we utilize to determine the adequacy of the allowance for possible loan losses constitute a critical accounting policy.  Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management” there can be no assurance that we will not have to increase the amount of our historical provisions for loan losses in future periods.  Please see Table 5.

Quarterly Analysis

We provided $346,000 and $247,000 for probable loan losses in the quarters ended September 30, 2007, and 2006, respectively.  The Company placed six loans amounting to $3.8 million in non-accrual status during the third quarter of 2007, compared with two loans amounting to $528,000 which were placed on non-accrual during the quarter ending September 30, 2006.  Total non-accrual loans at September 30, 2007 were $5.7 million as compared to $528,000 at September 30, 2006.  Management believes that early identification of potential problem credits is a critical element in maintaining the quality of our loan portfolio and underwriting standards.  The Company had net charged-off loans of $450,000 during the third quarter ending September 30, 2007 and none for the same quarter of 2006.  Not counting the non-accrual loans, there were three 30 day or more past due loans as of September 30, 2007, and two during the same period of 2006.  The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit.  This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.  The provision for the off-balance-sheet reserve reflected a reduction of $56,000 and a provision of $37,000 for the quarters ending September 30, 2007 and 2006, respectively.  Commitments to extend credit were $79.0 million at September 30, 2007 as compared to $107.5 million at December 31, 2006.  These commitments represented 16% and 23% of outstanding gross loans at each of the periods noted, respectively. The Company continues to believe that although loan quality remains high, with a slowing economy we may experience increased delinquencies and more loan charge-offs.  For that reason, we believe that maintaining an adequate loan loss reserve and provision is essential to the proactive management of the Company’s loan portfolio.

YTD Analysis

We provided $760,000 and $596,000 for probable loan losses in the nine months ended September 30, 2007, and 2006, respectively.  The Company had placed on non-accrual ten loans amounting to $5.7 million at September 30, 2007, and two loans amounting to $528,000 as of September 30, 2006.  The Company charged-off $735,000 in loans during the nine months ending September 30, 2007 and none for the same period of 2006.  The Company has recovered $25,000 in previously charged off loans during the nine month period ending September 30, 2007 and none during the same period in 2006.  The provision for the off-balance-sheet reserve reflected a reduction of $115,000 and a provision of $62,000 for the nine months ending September 30, 2007 and 2006, respectively.

Non-interest Income

Quarterly Analysis

Third quarter non-interest income (excluding realized fixed asset, loan and securities gains and losses) totaled $161,000, a decrease of $360,000 or 69.1% from the same quarter of 2006.  The Company recorded $93,000 of cash surrender value increases on bank owned life insurance during the third quarter, an increase of $30,000 compared to the same period of the prior year.  The Company’s unrealized losses in trading securities were $240,000, while we reported a gain of $130,000 for 2006.

Service charges on loan and deposit accounts and other service charges, commissions and fees increased $163,000 from the same period in 2006.  At the current time the Company continues to implement various initiatives to enhance companywide non-interest income, including income on deposit accounts.

During the third quarter of 2007 the Company recognized $9,000 in net unrealized gains stemming from the mark to market for the loans that are carried at fair value.  The Company had no such gains during the third quarter of 2006.

During the third quarter of 2007 the Company recognized $3,000 of recognized net losses on the sale of securities as compared with gains on the sale of securities of $14,000 during the third quarter of 2006.

Gains and losses from the sale of securities and other assets are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

YTD Analysis

YTD non-interest income (excluding realized fixed asset, loan and securities gains and losses) totaled $1.2 million, an increase of $176,000 or 17.7% from the same period of 2006.  During the same period the Company recorded $303,000 of cash surrender value increases on bank owned life insurance, an increase of $108,000 over the corresponding period of the previous year.  The Company’s unrealized gains in trading securities were $196,000 at September 30, 2007, a decrease of $35,000 from the same period in 2006.

Service charges on loan and deposit accounts and other service charges, commissions and fees increased $344,000 for the first nine months of 2007 from the same period in 2006.

At September 30, 2007 the Company had YTD recognized $76,000 in net unrealized losses pertaining to the USDA/SBA loans which are being carried at fair value pursuant to FAS 159.  The Company had no such losses for the same period in 2006.

During the first nine months of 2007 the Company recognized $11,000 in net gains from the sales of assets and $6,000 of recognized net gains on the sale of securities as compared with gains on the sale of assets of $2,000 and $11,000 in gains on securities sales during the same period of 2006.  Gains and losses from the sale of securities or other assets are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in any period will be achievable in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $4.3 million and $3.3 million for the quarters ended September 30, 2007 and 2006, respectively, which represented an increase of approximately $1.0 million or 31.2%.  Expense categories that increased the most include salaries and benefits, which represented $324,000 or 32.0% of the total non-interest expense increases, occupancy, deposit servicing, advertising and marketing, and other professional service costs.  These increases were primarily driven by the acquisition of NNB Holdings, Inc., and its subsidiary Northern Nevada Bank, with its two branches and data processing center, and additional staffing for the new branch office in northern California.  The efficiency ratio was 73.7% and 73.8% for the quarters ended September 30, 2007 and 2006, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Salary and employee benefit expense for the quarter ended September 30, 2007 was $2.2 million, an increase of $324,000 or 17.6% from the same quarter 2006.  The increase in salaries and benefits was primarily due to additional employees being hired in the new branch offices, along with the employees gained in the acquisitions.  The full time equivalent (FTE) staffing level is 120 at September 30, 2007 and was 79 as of September 30, 2006, an increase of 52%.  Of this increase in staffing levels, 40 individuals were added with the acquisition of NNB Holdings, Inc.  The remainder of the increase in personnel was added to support the larger Company, and increases in the lending staff for the new branch which opened in Rancho Cordova in the northern California market.  For the quarter ended September 30, 2007, such costs approximated 1.45% of average earning assets, as compared to 1.75% for the same period in 2006.

Occupancy and equipment expense amounted to $698,000 for the quarter ended September 30, 2007, an increase of $216,000 or 44.8% from the same quarter in 2006, primarily due to the addition of NNB Holding, Inc. locations and the new California branch.  The Company now has six northern Nevada banking offices, two existing banking offices in California, a data operations center and two exchange company offices.  Occupancy expenses for the quarter ended September 30, 2007 approximated 0.47% of average earning assets, as compared to 0.46% for the same period in 2006.

Deposit and loan servicing costs amounted to $351,000 for the quarter ending September 30, 2007 compared to $84,000 for the same period in 2006 an increase of $267,000 or 317.9%.  The increase in those costs primarily reflect the new account charges related to the acquisition of deposit and loan accounts held by Northern Nevada Bank.  Deposit and loan servicing costs represent 0.23% of average earning assets for the quarter ending September 30, 2007 compared with 0.08% for the same period in 2006.

Advertising and marketing expenses amounted to $191,000 for the quarter ended September 30, 2007 an increase of $70,000 or 57.9% over the same period in 2006.  The Company heavily marketed its purchase of NNB and is spending more on marketing and advertising to support the exchange companies and the bank which exist in three distinct regional markets.  Advertising and marketing represented 0.13% of average earning assets for the quarter ended September 30, 2007 compared with 0.12% for the same period in 2006.

Accounting, legal and other professional services expense totaled $314,000 and $257,000 at September 30, 2007 and 2006, respectively, an increase of $57,000 or 22.2%.  These costs represent 0.21% of average earning assets at September 30, 2007, compared with 0.25% for the same period in 2006.  As a result of SOX 404 requirements, these costs have escalated and are not expected to abate in the near term.

The remainder of expenses which were not noted separately above amounted to $548,000 and $469,000, a $79,000 increase or 16.8% during the quarter ended September 30, 2007 as compared to 2006.  These increases are primarily due to growth of the Company, costs related to the exchange companies, and the acquisition of NNB Holdings, Inc.  For the quarter ended September 30, 2007 these other expenses represented 0.37% of average earning assets, as compared to 0.45% for the same period of 2006.

YTD Analysis

Non-interest expense was $13.9 million and $9.5 million for the nine months ended September 30, 2007 and 2006, respectively, which represented an increase of approximately $4.4 million or 46.4%.  Expense categories that increased the most include salaries and benefits, which represented $1.9 million or 43.5% of the total non-interest expense increase; occupancy, deposit servicing, advertising and marketing and other professional costs primarily represented the rest.  These increases were primarily driven by the acquisition of NNB Holdings, Inc., and its subsidiary Northern Nevada Bank, additional staffing for the new branch office in northern California, and the addition of new facilities (the addition of two exchange company offices).  The efficiency ratio was 78.0% and 81.5% for the nine months ended September 30, 2007 and 2006, respectively.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Salary and employee benefit expense for the YTD period ended September 30, 2007 was $7.1 million, an increase of $1.9 million or 36.6% from the same period 2006.  The increase in salaries and benefits was primarily due to additional employees being hired for the new branch office, along with the employees gained in the three acquisitions.  For the YTD period ended September 30, 2007, such costs approximated 1.61% of average earning assets, as compared to 1.79% for the same period in 2006.

Occupancy and equipment expense amounted to $2.2 million for the nine months ended September 30, 2007, an increase of $826,000 or 59.5% from the same period in 2006, primarily due to the addition of four NNB Holding, Inc. locations and the new California branch.  The Company now has six Nevada banking offices, two banking offices in California, a data operations center and two exchange company offices.  Occupancy expenses for the nine months ended September 30, 2007 approximated 0.50% of average earning assets, as compared to 0.47% for the same period in 2006.

Deposit and loan servicing costs amounted to $938,000 for the nine months ending September 30, 2007 compared to $250,000 for the same period in 2006, an increase of $688,000 or 275.2%.  The increase in those costs primarily reflect the new account charges related to the acquisition of deposit and loan accounts held by Northern Nevada Bank.  Deposit and loan servicing costs represent 0.22% of average earning assets for the YTD period ending September 30, 2007 compared with 0.09% for the same period in 2006.

Advertising and marketing expenses amounted to $675,000 for the nine months ended September 30, 2007, an increase of $338,000 or 100.3% over the same period in 2006.  The Company is spending more on marketing and advertising to support the exchange companies and the bank which exist in three distinct regional markets.  Marketing and advertising represented 0.15% of average assets for the YTD period ended September 30, 2007 as compared with 0.12% for the same period in 2006.

Legal, accounting, and other professional services expense totaled $1.0 million and $781,000 at September 30, 2007 and 2006, respectively, an increase of $258,000 or 33.0%.  These costs have increased as the Company implements Section 404 of the Sarbanes Oxley Act.  These costs represent 0.24% of average earning assets for the nine months ended September 30, 2007, as compared with 0.27% for the same period in 2006.

The remainder of expenses which were not noted separately above amounted to $1.9 million and $1.5 million, a $373,000 increase or 24.9% during the nine months ended September 30, 2007 as compared to 2006.  These increases are primarily due to growth of the Company, costs related to the acquisition of the exchange companies, and the acquisition of NNB Holdings, Inc.  For the YTD period ended September 30, 2007 these other expenses represented 0.42% of average earning assets, as compared to 0.51% for the same period of 2006.

Provision for Income Taxes

For the quarter ending September 30, 2007 the Company had a net provision for income taxes in the amount of $413,000 compared to $382,000 for the same period in 2006.  The Company has provided $1.2 million in net tax provisions for the first nine months of 2007 as compared to $422,000 for the same period in 2006.  The Company operates on a fully taxable basis for 2007, as compared to 2006 when a net operating loss carry forward favorably impacted gross earnings.

Comprehensive Income

Our available for sale investment portfolio had net unrealized losses of $425,000 at September 30, 2007, $258,000 at September 30, 2006 and $187,000 at December 31, 2006.  At September 30, 2007 the net unrealized loss net of deferred taxes represented 3.5% of securities available for sale.  Comprehensive income or loss differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale as well as changes in the fair value of our assets selected under FAS 159.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive losses for FAS 115 reported in the financial statements are due to changes in interest rates and do not reflect an impairment in the quality of the securities contained in the investment portfolio or the loans carried at fair value.  As financial rates flatten over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that such accounts may appreciate in value over the remainder of the year.

Another component of comprehensive income is the result of the adoption of FAS 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” by the Company in 2006.  As part of the Company’s plan the Company recognized a prior service cost which is amortized over an estimated 11 year life from the date of the plan in 2005.  This service cost resulted in a charge to other comprehensive income of $522,000 net of deferred taxes and is adjusted annually as of December of each year.  In the Company’s Form 10-K for the fiscal year ended December 31, 2006, the FAS 158 transition adjustment of $522,000 net of tax was recognized as a component of the ending balance of Other Comprehensive Income.  This adjustment was misapplied as a component of Comprehensive Income.  The Company will correct the Other Comprehensive Loss and Comprehensive Income presentations in the Form 10-K for the fiscal year ending December 31, 2007.

FINANCIAL CONDITION

Our consolidated total assets were $653 million and $652 million at September 30, 2007 and December 31, 2006, respectively.  Total average assets were $653 million and $412 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of 59%.  This change reflects the continuing internal growth and acquisitions of the Company.

Securities and Other Earning Assets

Quarterly Analysis

The securities portfolio was $80.0 million at September 30, 2007 and averaged $82.1 million during the third quarter of 2007 as compared to $96.2 million and an average of $91.2 million in the third quarter of 2006.  The securities portfolio consists primarily of mortgage-backed securities and U.S. Government agency securities.  The average yield on investments was 4.37% for the quarter ended September 30, 2007 and 4.48% for the quarter ended September 30, 2006.  Securities available for sale had a net unrealized loss of $425,000 at September 30, 2007 as compared to the net unrealized loss of $187,000 at December 31, 2006.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.  The Company has $4.9 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the quarter ending September 30, 2007 the Company had unrealized losses of $240,000 from these trading equities as compared to gains of $130,000 for the same period in 2006.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the Bank’s investment securities portfolio at September 30, 2007 is 2.78, as compared with 2.54 as of September 30, 2006.  This change is due to the addition of longer term tax free municipal bonds in the Company’s investment portfolio over the last year, to mitigate some of the tax liability of the Company.  At December 31, 2006 the portfolio’s effective duration was 2.53.  The Company’s investment securities portfolio duration does not substantially differ from that of the Bank, since approximately 94% of the Company’s securities portfolio is held in the subsidiary bank.

The ratio of average total investments to average total assets was 16.3%, 26.2% and 27.3% at the quarter ended September 30, 2007, the year ended December 31, 2006 and the quarter ended September 30, 2006, respectively.

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

At September 30, 2007 AFS debt securities have an aggregate depreciation of about 2.4% from the Company’s amortized cost basis as compared to 1.1% at December 31, 2006.  In the available for sale portfolio twenty-two securities have an unrealized loss as of September 30, 2007.  In eleven of those securities the unrealized loss has exceeded one year.  There are one hundred and twenty-five securities in the held to maturity portfolio that have an unrealized loss as of September 30, 2007.  For eighty-one of those securities, the loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

YTD Analysis

The securities portfolio averaged $87.6 million during the first nine months of 2007 as compared to an average of $92.7 million in the same period of 2006.  The average yield on investments was 4.32% for the nine month period ended September 30, 2007 and 4.21% for the same period ended September 30, 2006.  In addition the Company has $4.9 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the YTD period ending September 30, 2007 the Company had unrealized gains of $196,000 from these trading equities as compared to $231,000 for the same period in 2006.

The ratio of average total investments to average total assets was 17.4%, 26.2% and 27.9% at the nine month period ended September 30, 2007, the year ended December 31, 2006 and the nine month period ended September 30, 2006, respectively.

During the second quarter ending June 30, 2007 the Company sold $3.3 million in bank owned life insurance that it acquired in the merger with NNB Holdings and its subsidiary Northern Nevada Bank.  The Company recorded a tax expense of $63,800 related to this sale.

Loans

Quarterly Analysis

Gross loans amounted to $489.1 million and UDSA/SBA loans carried at fair value amounted to $905,000 for total gross loans of $489.9 million, at September 30, 2007, $463.9 million at December 31, 2006, and $310.7 million at September 30, 2006, respectively.  Gross loans averaged $485.1 million for the third quarter of 2007, an increase of $189.4 million or 64.1% from the average amount of such loans during the third quarter of 2006.

The yield on average gross loans for the quarter ending September 30, 2007 was 8.48% as compared to 8.55% for the same period in 2006.   This seven basis point decrease in yield was primarily due to the increase in non-accrual loans over the period.

As noted in Table 4 “Composition of Loan Portfolio”, real estate construction loans amounted to $171.7 million and $121.0 million at September 30, 2007 and September 30, 2006, respectively.  These loans increased $50.7 million or 41.9% from the amount of such loans at September 30, 2006.  Commercial construction loans increased $23.5 million, while single and multi-family residential construction increased $4.8 million.  Acquisition and land loans increased $18.7 million or 42.1% from the amount of such loans at September 30, 2006.  These items taken together represents the majority of the increases over September 30, 2006 balances.  These increases are due to internal growth and loans acquired in the acquisition of NNB Holdings, Inc. and Northern Nevada Bank.

Term real estate loans amounted to $224.5 million as of September 30, 2007 compared to $127.1 million for the quarter ending September 30, 2006 an increase of $97.4 million or 76.6%.  Commercial term loans which increased $105.4 million or 86.7% to $227.1 million over the third quarter of 2006 represent the majority of the quarter to quarter comparison.

Commercial and industrial loans approximated $83.9 million and $43.9 million at September 30, 2007 and September 30, 2006, respectively, an increase of $40.0 million or 91.3%.  Revolving lines of credit increased $22.6 million or 82.3% to $50.0 million.  Other collateral commercial loans increased $19.4 million or 141.3% to $33.2 million and these captions represent the majority of the increase over the third quarter of 2006.

Consumer loans amounted to $9.0 million and $5.9 million at September 30, 2007 and September 30, 2006, respectively.  Consumer loans increased $3.1 million or 52.8% from the balances outstanding as of September 30, 2006.

The ratio of average gross loans to average total assets for the quarter was 74.1% and 67.0% at September 30, 2007 and 2006, respectively.

YTD Analysis

Total gross loans averaged $476.3 million for the first nine months of 2007, an increase of $200.2 million or 72.5% from the average amount of such loans during the first nine months of 2006.

The yield on average loans for the nine months ending September 30, 2007 was 8.55% as compared to 8.34% for the same period in 2006.   This twenty one basis point improvement in yield was primarily a result of the volume increase as noted in Table 2.

The ratio of average gross loans to average total assets for the YTD period was 73.0% and 67.0% at September 30, 2007 and 2006, respectively, reflecting the continuing change in the overall asset portfolio distribution of the Company.

Deposits

Total deposits were $517 million and $497 million as of September 30, 2007 and December 31, 2006 respectively, an increase of $20 million or 4.0%.  Core deposits (deposits, excluding certificates of deposit greater than $100,000), have increased about $24.8 million or 5.8% since December 31, 2006.  The ratio of gross loans (including fair value loans) to deposits was 94.8% and 93.3% at September 30, 2007 and December 31, 2006, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $56.9 million at September 30, 2007, $73.7 million at December 31, 2006, and $49.5 million at September 30, 2006, respectively.  Average non-interest bearing deposits totaled $61.0 million during the third quarter of 2007, which represented 12.2% of average total deposits and $52.1 million during the third quarter of 2006.  This is an increase of $8.9 million or 17.1% for the 12 month period ending September 30, 2007.  The increase in non-interest bearing deposits reflected growth in commercial and personal accounts, including those acquired in the merger with NNB Holdings, Inc.

Interest bearing deposits amounted to approximately $460.0 million, $423.2 million and $302.5 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.  Average interest-bearing deposits were $440.3 million, an increase of approximately $129.9 million during the quarter ended September 30, 2007, as compared to the average of $310.3 million in interest-bearing deposits during the quarter ended September 30, 2006.

The cost of interest bearing deposits for the quarter ended September 30, 2007 was 4.51% as compared to 4.27% for the same period in 2006.  This twenty four basis point increase was primarily the result of volume changes as noted in Table 2.

Included in the deposit categories above are public deposits, which averaged $7.7 million for the quarter ending September 30, 2007 and $7.9 million for the quarter ending September 30, 2006.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

YTD Analysis

Average non-interest bearing deposits totaled $60.1 million during the first nine months of 2007, which represented 12.1% of average total deposits and $40.5 million during same period of 2006.  This is an increase of $19.6 million or 48.3% for the 12 month period ending September 30, 2007.  The increase in non-interest bearing deposits reflected growth in commercial and personal accounts, including those acquired in the merger with NNB Holdings, Inc. and Northern Nevada Bank.

Average interest-bearing deposits were $437.0 million, an increase of approximately $142.1 million or 48.2% during the nine months ended September 30, 2007, as compared to the average of $294.9 million in interest-bearing deposits during the nine months ended September 30, 2006.

The cost of interest bearing deposits for the nine months ended September 30, 2007 was 4.46% as compared to 3.99% for the same period in 2006.  This forty seven basis point increase was the result of volume, rate, and rate/volume changes as noted in Table 2.

Included in the deposit categories above are public deposits, which averaged $7.7 million for the nine months ending September 30, 2007 and $7.6 million for the nine months ending September 30, 2006.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased, other short term borrowings, short term notes payable and lease obligations, amounted to $20.5 million at September 30, 2007 and $31.3 million at December 31, 2006, respectively.  In addition the Company has available federal funds borrowing lines amounting to $11.5 million as of September 30, 2007.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit the amount of which is predicated on the value of collateral held at September 30, 2007, the gross amount of all collateral was about $103 million.

Long term other borrowed funds includes term FHLB advances, subordinated debt, capital lease obligations and other debt with terms greater than one year.  The Company had $8.0 million in FHLB term advances, and $20.6 million in subordinated debt as of September 30, 2007 and December 31, 2006.

The Company’s deferred tax exchange financial intermediaries during their usual course of business, place exchange liability deposits with non-affiliated financial institutions.  Those deposits amounted to $5.2 million as of September 30, 2007 and $13.3 million as of December 31, 2006.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $79.0 million at September 30, 2007 as compared to $107.5 million at December 31, 2006.  These commitments represented 16% and 23% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters-of-credit totaled $1.8 million as of September 30, 2007 and $545,000 at December 31, 2006.

The importance to and effect on the Company’s revenues, expenses, cash flows, liquidity, capital resources and market risk support from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  The unused portion of such commitments has declined over the last year, however.

RISK MANAGEMENT

The primary goal of our risk management program is to determine how certain existing or emerging issues in the financial services industry affect the nature and extent of the risks faced by the Company.  Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk.  Our board of directors and management believe that the nine regulatory agency applicable “risk categories” consist of compliance, credit, foreign exchange, interest rate, liquidity, price, strategic, reputation and transaction risk.  Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective review.  In addition, an aggregate level of risk is assigned as a whole, and the direction of risk (stable, increasing or decreasing) is determined.  Each risk category and the overall risk level is compared to regulatory views and internal criteria on a regular basis and then reported to the board with an accompanying explanation as to the existence of any differences.   The risk program includes risk identification, measurement, control and monitoring.

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

Our real estate loan portfolio accounted for 80.9% of the total loan portfolio as of September 30, 2007 and 79.5% at December 31, 2006.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial business loans accounted for 17.1% of the total loan portfolio as of September 30, 2007 as compared to 16.0% at December 31, 2006.  Commercial business loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economy of our market area.  Commercial loans consist primarily of loans secured by various pieces of equipment or machinery and other corporate assets including real property.

Consumer loans accounted for 1.8% of our total loan portfolio as of September 30, 2007 as compared to 1.7% at December 31, 2006.

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

At the current time, the short and long term liquidity needs of the Bank primarily relate to funds required to support loan commitments and premises lease obligations.  These needs can currently be met by cash flows from investment payments and maturities, and investment sales if need be.

As of September 30, 2007 the Company had about $117 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash, securities and borrowings.  This represented approximately 23% of deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.  Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At September 30, 2007, shareholders’ equity amounted to $75.2 million or approximately 11.5% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 6.  As indicated in such table, we currently exceed all regulatory capital requirements.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting has been initiated, starting with entity controls in the holding company; information technology controls in both the holding company and the Bank and operating controls throughout the three segment reported divisions.  Subsidiary companies acquired last year utilize the Bank’s internal data system, which has been evaluated. Entity controls are currently being evaluated in these subsidiary organizations.  Such complete assessments as have been initiated have been documented and made a part of the permanent record of Sarbanes-Oxley Act Section 404 compliance.

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

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in personnel or conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Part II — Other Information

Item 1.  Legal Proceedings

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceeding would not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

The Company believes there have been no significant changes in risk factors to the disclosures contained in The Bank Holdings Annual Report on Form 10-K for the year ended December 31, 2006, however, continuing risk factors are noted below.

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

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which do not include accruing loans 90 days or more overdue, none for all periods under review), other real estate owned, repossessed assets and certain securities available for sale.  The Company had ten non-accrual loans totaling $5.7 million at September 30, 2007, two non-accrual loans totaling $549,000 in December 31, 2006 and two non-accrual loans totaling $528,000 as of September 30, 2006, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

—   None

Item 3.  Defaults Upon Senior Securities

—   not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

—           None

Item 5.  Other Information

—           None

Item 6.  Exhibits

(a)           The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description

Exhibit No.31.1	Certification of Hal Giomi Pursuant to Rules 13a-14(a) and 15d — 14(a) under the Securities Exchange Act of 1934, as amended (1)
Exhibit No.31.2	Certification of Jack Buchold Pursuant to Rules 13a-14(a) and 15d — 14(a) under the Securities Exchange Act of 1934, as amended (1)
Exhibit No.32.1	Certification of Hal Giomi Pursuant to 18 U.S.C. § 1350 (1)
Exhibit No.32.2	Certification of Jack Buchold Pursuant to 18 U.S.C. § 1350 (1)

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

	For the Quarter Ended September 30,			For the Quarter Ended September 30,
	2007 (a,b,e)			2006 (a,b,e)
	Average Balance	Interest	Yield/ Rate	Average Balance		Interest	Yield/ Rate

	(Dollars in thousands )
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$19,699	$242	4.87%	$20,247		$324	6.35%
Securities	82,063	890	4.30%	91,222		975	4.24%
Equity	4,977	43	3.43%	8,993		62	2.74%
Total Investments	106,739	1,175	4.37%	120,462		1,361	4.48%

Loans: (c)
Agriculture	5,966	112	7.45%	12,879		204	6.28%
Commercial	76,788	1,901	9.82%	40,907		816	7.91%
Real Estate Construction	171,027	3,644	8.45%	111,752		2,632	9.34%
Real Estate Term	221,973	4,674	8.35%	123,609		2,610	8.38%
Consumer	8,857	25	1.12%	6,220		110	7.02%
Credit Card and Overdraft Protection	358	12	13.30%	142		3	8.38%
Other	133	-	0.00%	182		-	0.00%
Total Loans	485,102	10,368	8.48%	295,691		6,375	8.55%
Total Earning Assets	591,841	11,543	7.74%	416,153		7,736	7.38%
Non-Earning Assets	62,503			25,429
Total Assets	$654,344			$441,582
Liabilities and Shareholders' Equity
Interest Bearing Deposits:
NOW	$10,838	$24	0.88%	$6,951		$16	0.89%
Savings Accounts	78,705	803	4.05%	127,314		1,283	4.00%
Money Market	113,168	1,163	4.08%	84,251		1,000	4.71%
IRA's	4,286	53	4.91%	1,086		9	3.29%
Certificates of Deposit<$100,000	170,070	2,230	5.20%	53,990		627	4.61%
Certificates of Deposit>$100,000	63,183	737	4.63%	36,752		408	4.40%
Total Interest Bearing Deposits	440,250	5,010	4.51%	310,344		3,343	4.27%
Borrowed Funds:
Short term debt	27,908	487	6.92%	19,983		228	4.53%
Long term debt	28,619	426	5.91%	15,729		284	7.16%
Total Borrowed Funds	56,527	913	6.41%	35,712		512	5.69%
Total Interest Bearing Liabilities	496,777	5,923	4.73%	346,056		3,855	4.42%
Demand Deposits	61,010			52,108
Other Liabilities	21,603			2,459
Shareholders' Equity	74,954			40,959
Total Liabilities and Shareholders' Equity	$654,344			$441,582

Interest Rate Spread (d)			3.01				2.96

Interest Income/Earning Assets			7.74				7.38
Interest Expense/Earning Assets			3.97				3.68
Net Interest Income and Margin (f)		$5,620%	3.77		%	$3,881	3.70

(a)  Average balances are obtained from the best available daily or monthly data.

(b)  Yields are not reflected on a tax equivalent basis.

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

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2007 (a,b,e)			2006 (a,b,e)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

	(Dollars in thousands )
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$21,329	$707	4.43%	$16,712	$669	5.35%
Securities	87,583	2,806	4.28%	92,666	2,837	4.09%
Equity	4,548	150	4.41%	5,449	111	2.72%
Total Investments	113,460	3,663	4.32%	114,827	3,617	4.21%

Loans: (c)
Agriculture	9,461	390	5.51%	13,179	621	6.30%
Commercial	73,635	4,850	8.81%	38,178	2,260	7.91%
Real Estate Construction	168,974	11,963	9.47%	98,120	6,839	9.32%
Real Estate Term	213,871	12,738	7.96%	118,972	7,037	7.91%
Consumer	9,304	460	6.61%	7,396	446	8.06%
Credit Card and Overdraft Protection	374	43	15.36%	133	16	16.08%
Other	655	—	0.00%	112	—	0.00%
Total Loans	476,274	30,444	8.55%	276,090	17,219	8.34%
Total Earning Assets	589,734	34,107	7.74%	390,917	20,836	7.13%
Non-Earning Assets	63,055			21,236
Total Assets	$652,789			$412,153
Liabilities and Shareholders' Equity
Interest Bearing Deposits:
NOW	$11,343	$75	0.88%	$7,403	$41	0.74%
Savings Accounts	74,713	2,476	4.43%	81,353	2,389	3.93%
Money Market	109,337	3,316	4.05%	113,556	3,305	3.89%
IRA's	4,352	153	4.70%	1,135	28	3.30%
Certificates of Deposit<$100,000	171,952	6,354	4.94%	53,651	1,842	4.59%
Certificates of Deposit>$100,000	65,332	2,213	4.53%	37,803	1,188	4.20%
Total Interest Bearing Deposits	437,029	14,587	4.46%	294,901	8,793	3.99%
Borrowed Funds:
Short term debt	35,665	1,629	6.11%	18,715	642	4.59%
Long term debt	37,947	1,283	4.52%	15,509	761	6.56%
Total Borrowed Funds	73,612	2,912	5.29%	34,224	1,403	5.48%
Total Interest Bearing Liabilities	510,641	17,499	4.58%	329,125	10,196	4.14%
Demand Deposits	60,122			40,539
Other Liabilities	7,616			8,693
Shareholders' Equity	74,410			33,796
Total Liabilities and Shareholders' Equity	$652,789			$412,153

Interest Rate Spread (d)			3.16%			2.98%

Interest Income/Earning Assets			7.74			7.13
Interest Expense/Earning Assets			3.97			3.49
Net Interest Income and Margin (f)		$16,608	3.77%		$10,640	3.64%

(a) Average balances are obtained from the best available daily or monthly data.

(b) Yields are not reflected on a tax equivalent basis.

(c) Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d) Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e) Annualized.

(f) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 2 - Changes in Net Interest Income

The following table presents certain information regarding changes in our interest income and interest expense for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changesin volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) changes in rate/volume (Change in rate multiplied by change in volume).

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2007 vs. 2006				2007 vs. 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate and Volume (1)	Total Change	Volume	Rate	Rate and Volume (1)	Total Change

	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other
short term investments	$(9)	$(76)	$3	$(82)	$185	$(115)	$(32)	$38
Securities	(98)	14	(1)	(85)	(70)	42	(3)	(31)
Equity	(28)	16	(7)	(19)	(18)	69	(12)	39
Total Investment Income	(135)	(46)	(5)	(186)	97	(4)	(47)	46

Loans:
Agriculture	(109)	38	(21)	(92)	(175)	(78)	22	(231)
Commerical	715	197	173	1,085	2,098	257	235	2,590
Real Estate Construction	1,395	(251)	(132)	1,012	4,939	110	75	5,124
Real Estate Term	2,078	(9)	(5)	2,064	5,614	44	43	5,701
Consumer	47	(93)	(39)	(85)	115	(80)	(21)	14
Credit Card and Overdraft Protection	5	2	2	9	29	(1)	(1)	27
Other	—	—	—	—	—	—	—	—
Total Loan Income	4,131	(116)	(22)	3,993	12,620	252	353	13,225

Total Interest Income	3,996	(162)	(27)	3,807	12,717	248	306	13,271

Interest Expense
Interest Bearing Deposits:
Now Accounts	9	1	1	11	22	8	4	34
Savings	(490)	(186)	72	(604)	(196)	304	(21)	87
Money market	343	(214)	(73)	56	(123)	136	(2)	11
IRA's	27	4	10	41	79	12	34	125
Certificates of deposit<$100,000	1,349	(14)	(28)	1,307	4,061	140	311	4,512
Certificates of deposit>$100,000	293	30	20	343	865	93	67	1,025
Total interest-bearing deposits	1,531	(379)	2	1,154	4,708	693	393	5,794

Borrowed Funds	299	175	101	575	1,614	(49)	(56)	1,509

Total interest expense	1,830	(204)	103	1,729	6,322	644	337	7,303

Net Interest Income	$2,166	$42	$(130)	$2,078	$6,395	$(396)	$(31)	$5,968

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

 Table 3 - Non-Interest Income and Non-Interest Expense

 The following table sets forth the various components of the Company's non-interest income and expense for the periods indicated.

	For the Quarter Ended September 30,					For the Nine Months Ended September 30,
	2007	% of Total	2006		% of Total	2007	% of Total	2006	% of Total
	(Dollars in thousands )
Other Operating Income

Service charges on deposit accounts	$155	95.09%	$56		10.47%	$315	26.47%	$164	16.32%
Other service charges, commissions and fees	20	12.27%	35		6.54%	45	3.78%	104	10.35%
Loan Charges and Fees	53	32.52%	—		0.00%	235	19.75%	—	0.00%
Pre-underwriting fees	26	15.95%	—		0.00%	26	2.18%	9	0.90%
Income on bank owned life insurance	93	57.06%	63		11.78%	303	25.46%	195	19.40%
Exchange fee income	45	27.61%	237		44.30%	124	10.42%	289	28.76%
Unrealized gains on trading securities	(240)	-147.24%	130		24.30%	196	16.47%	231	22.99%
Unrealized (loss) on fair value loans	9	5.52%	—		0.00%	(76)	-6.39%	—	0.00%
(Loss)/gain on sale of Fixed Assets	—	0.00%	—		0.00%	11	0.92%	2	0.20%
Gain on sale of Loans	5	3.07%	—		0.00%	5	0.42%	—	0.00%
Gain/(loss) on sale of investments	(3)	-1.84%	14		2.62%	6	0.50%	11	1.09%
Total non-interest income	163	100.00%	535		100.00%	1,190	100.00%	1,005	100.00%

As a percentage of average earning assets	%	0.11%		%	0.52%		0.41		0.52

Other Operating Expense:

Salaries and employee benefits	2,161	50.69%	1,837		56.52%	7,139	51.45%	5,227	55.14%
Occupancy costs	698	16.37%	482		14.83%	2,214	15.96%	1,388	14.64%
Advertising and marketing costs	191	4.48%	121		3.72%	675	4.86%	337	3.55%
Data processing costs	178	4.18%	250		7.69%	490	3.53%	634	6.69%
Deposit services costs	346	8.12%	82		2.52%	912	6.57%	227	2.39%
Loan servicing costs	5	0.12%	2		0.06%	26	0.19%	23	0.24%
Provision for undisbursed loan commitments	(56)	-1.31%	(37)		-1.14%	(115)	-0.83%	62	0.65%
Telephone and data communication costs	79	1.85%	49		1.51%	326	2.35%	151	1.59%
Postage	46	1.08%	23		0.71%	102	0.74%	64	0.68%
Legal and accounting costs	205	4.81%	134		4.12%	597	4.30%	397	4.19%
Other professional services	109	2.56%	123		3.78%	442	3.19%	384	4.05%
Directors fees	66	1.55%	57		1.75%	214	1.54%	169	1.78%
Travel and education costs	74	1.74%	67		2.06%	242	1.74%	187	1.97%
Stationery and supplies	48	1.13%	55		1.69%	193	1.39%	159	1.68%
Other	113	2.65%	5		0.15%	418	3.01%	71	0.75%
Total non-interest expense	$4,263	100.00%	$3,250		100.00%	$13,875	100.00%	$9,480	100.00%

As a percentage of average earning assets		2.86%			3.10%		3.15%		3.24%
Net non-interest income/expense as a percentage of average earning assets		2.75%			2.59%		2.88%		2.90%

Efficiency ratio (a)		73.68%			73.83%		78.03%		81.50%

(a)  Represents non-interest expense as a percentage of net interest income and non-interest income excluding realized securities gains and losses.

Table 4 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of September 30, 2007		As of September 30, 2006		As of December 31, 2006
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands )

USDA Agriculture Loans	$851	0.17%	$12,843	4.13%	$12,698	2.74%

Commercial and Industrial
Revolving Lines of Credit	49,971	10.20%	27,413	8.82%	38,271	8.25%
Other Collateral	33,160	6.77%	13,740	4.42%	21,212	4.57%
Unsecured	10,009	2.04%	2,738	0.88%	16,885	3.64%
Participations	(9,200)	-1.88%	—	0.00%	(2,000)	-0.43%
Total Commerical and Industrial Loans	83,940	17.13%	43,891	14.13%	74,368	16.03%

Real Estate Construction:
Acquisition and Land	63,177	12.90%	44,447	14.30%	50,826	10.96%
Single Family Residences	37,459	7.65%	39,313	12.65%	63,255	13.64%
Multi-family	6,625	1.35%	—	0.00%	—	0.00%
Commerical	67,899	13.86%	44,359	14.28%	49,099	10.58%
Government Guaranteed	8,206	1.67%	2,290	0.74%	3,000	0.65%
Participations	(11,654)	-2.38%	(9,402)	-3.03%	(12,419)	-2.68%
Total Real Estate Construction	171,712	35.06%	121,007	38.94%	153,761	33.15%

Real Estate Term:
Single Family Residences	1,714	0.35%	1,902	0.61%	878	0.19%
Multi-family	6,967	1.42%	5,929	1.91%	6,729	1.45%
Commerical	227,117	46.36%	121,652	39.15%	217,465	46.88%
Government Guaranteed	652	0.13%	—	0.00%	916	0.20%
Participations	(11,986)	-2.45%	(2,373)	-0.76%	(10,936)	-2.36%
Total Real Estate Term	224,464	45.82%	127,110	40.91%	215,052	46.36%

Total Real Estate Loans	396,176	80.86%	248,117	79.85%	368,813	79.51%

Consumer Loans:
Consumer	2,483	0.51%	1,229	0.40%	1,848	0.40%
Home Equity Lines of Credit	6,124	1.25%	4,375	1.41%	5,710	1.23%
Credit Cards and Overdraft Protection	337	0.07%	157	0.05%	364	0.08%
Other	20	0.00%	104	0.03%	57	0.01%
Total Consumer Loans	8,964	1.83%	5,865	1.89%	7,979	1.72%

Gross Loans	489,931	100.00%	310,716	100.00%	463,858	100.00%

Less:
Deferred Fees and Costs	1,137	0.23%	566	0.18%	997	0.21%
Allowance for Loan Losses	5,480	1.12%	3,251	1.05%	5,430	1.17%
Net Loans	$483,314		$306,899		$457,431

Table 5 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2007	September 30 , 2006	September 30, 2007	September 30, 2006
	(Dollars in thousands )		(Dollars in thousands)

Allowance at the beginning of the period	$5,584	$3,004	$5,430	$2,655

Charge-offs:
Agricultural	—	—	—	—
Commercial & industrial loans	150	—	428	—
Real estate construction	300	—	300	—
Real estate term	—	—	—	—
Consumer loans	—	—	7	—
Total Loans Charged-Off	450	—	735	—

Recoveries:
Agricultural	—	—	—	—
Commercial & industrial loans	—	—	25	—
Real estate construction	—	—	—	—
Real estate term	—	—	—	—
Consumer loans	—	—	—	—
Total Loans Recovered	—	—	25	—

Net loan charge offs	(450)	—	(710)	—

Provision charged to expense	346	247	760	596

Balance	$5,480	$3,251	$5,480	$3,251

Average gross loans outstanding during period	$485,102	$295,691	$476,274	$276,090
Gross loans outstanding at end of period	$489,931	$310,716	$489,931	$310,716

RATIOS
Net Charge-offs to Average Loans (annualized)	0.37%	n/a	0.30%	n/a
Allowance for Loan Losses to
Gross Loans at End of Period	1.12%	1.05%	1.12%	1.05%
Net Loan Charge-offs to Allowance
for Loan Losses at End of Period	8.21%	n/a	12.96%	n/a
Net Loan Charge-offs to
Provision for Loan Losses	130.06%	n/a	93.42%	n/a

Table 6 - Capital Adequacy - Risk-based Ratios

					Minimum to
					be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$70,299	12.38%	$45,433	8.00%	NA	NA
Nevada Security Bank	$56,903	10.49%	$43,407	8.00%	$54,258	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$64,590	11.37%	$22,717	4.00%	NA	NA
Nevada Security Bank	$51,194	9.44%	$21,703	4.00%	32,555	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$64,590	10.40%	$24,850	4.00%	NA	NA
Nevada Security Bank	$51,194	8.61%	$23,728	4.00%	$29,660	5.00%

June 30, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$69,667	12.46%	$44,727	8.00%	NA	NA
Nevada Security Bank	$55,604	10.74%	$41,401	8.00%	$51,752	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$63,797	11.41%	$23,934	4.00%	NA	NA
Nevada Security Bank	$49,734	9.61%	$20,701	4.00%	31,051	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$63,797	10.41%	$24,522	4.00%	NA	NA
Nevada Security Bank	$49,734	8.46%	$23,511	4.00%	$29,389	5.00%

March 31, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$68,567	13.06%	$41,998	8.00%	NA	NA
Nevada Security Bank	$53,598	10.73%	$39,966	8.00%	$49,957	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$58,370	11.12%	$20,999	4.00%	NA	NA
Nevada Security Bank	$47,790	9.57%	$19,983	4.00%	29,974	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$58,370	9.30%	$26,435	4.00%	NA	NA
Nevada Security Bank	$47,790	8.02%	$23,848	4.00%	$29,811	5.00%

December 31, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$67,001	12.98%	$41,527	8.00%	NA	NA
Nevada Security Bank	$53,084	10.74%	$39,545	8.00%	$49,431	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$51,431	9.97%	$20,763	4.00%	NA	NA
Nevada Security Bank	$47,310	9.57%	$17,372	4.00%	29,659	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$51,431	9.85%	$22,221	4.00%	NA	NA
Nevada Security Bank	$47,310	8.04%	$19,973	4.00%	$26,240	5.00%

Table 7 - QUARTERLY DATA (UNAUDITED)

2007			2006				2005				2004
Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$11,543	$11,222	$11,342	$10,203	$7,736	$6,916	$6,184	$5,293	$4,643	$3,864	$3,366	$3,256	$2,683	$2,458	$2,139
Interest Expense	5,923	5,584	5,992	4,887	3,855	3,274	3,067	2,631	1,964	1,533	1,216	1,080	947	825	817
Net interest income	5,620	5,638	5,350	5,316	3,881	3,642	3,117	2,662	2,679	2,331	2,150	2,176	1,736	1,633	1,322

Provision for Loan Losses	346	234	180	175	247	(124)	473	377	292	186	214	167	207	170	220
Net interest income after Provision for Loan Losses	5,274	5,404	5,170	5,141	3,634	3,766	2,644	2,285	2,387	2,145	1,936	2,009	1,529	1,463	1,102

Non-interest income	163	605	422	677	535	249	221	153	376	97	146	98	45	122	155
Non-interest expenses	4,263	4,679	4,933	4,102	3,250	3,348	2,882	2,569	2,382	1,967	1,905	1,775	1,716	1,499	1,252

Income (Loss) before taxes	1,174	1,330	659	1,716	919	667	(17)	(131)	381	275	177	332	(142)	86	5

Income/(losses) attributable to Minority Shareholders	11	(15)	(24)	159	3	(35)	—	—	—	—	—	—	—	—	—

Provision (Benefit) for taxes	413	541	226	653	382	33	7	(710)	—	—	—	—	—	—	—

Net Income (Loss)	$750	$804	$457	$904	$534	$669	$(24)	$579	$381	$275	$177	$332	$(142)	$86	$5

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	(238)	(116)	38	71	186	(83)	193	(144)	(88)	266	(225)	(117)	1,005	(1,409)	419

Comprehensive Income (Loss)	$512	$688	$495	$975	$720	$586	$169	$435	$293	$541	$(48)	$215	$863	$(1,323)	$424

Earnings (loss) per common share:
Basic	$0.13	$0.14	$0.08	$0.18	$0.14	$0.20	$(0.01	$0.19	$0.12	$0.09	$0.06	$0.11	$(0.05	$0.03	$0.00
Diluted	$0.13	$0.13	$0.08	$0.02	$0.13	$0.19	$(0.01	$0.15	$0.11	$0.09	$0.06	$0.11	$(0.05	$0.03	$0.00

Table 8 - Operating Segment Information

Segment information is divided into the Parent, Bank and non-bank segments.

Non-bank segments includes the Company’s 1031 qualified intermediary companies.

	For the Nine Months Ending September 30, 2007					For the Nine Months Ending September 30, 2006
Condensed Income Statement	Bank	1031	Parent	Eliminations	Consolidated	Bank	1031	Parent	Eliminations	Consolidated
(in thousands - unaudited)

Interest Income	$33,367	$1,351	$243	$(854)	$34,107	$20,165	$252	$419	$—	$20,836
Interest Expense	16,645	678	1,030	(854)	17,499	9,420	—	776	—	10,196
Provision for Loan Losses	760	—	—		760	596	—	—		596
Non-interest Income	856	132	202		1,190	485	289	231		1,005
Non-interest Expense	10,926	1,255	1,695		13,876	7,469	805	1,206		9,480
Net Income/(Loss) before taxes and other	5,892	(450)	(2,280)	—	3,162	3,165	(264)	(1,332)	—	1,569

Income/(Loss) attributable to minority shareholders	—	—	(28)		(28)	—	—	(32)		(32)
Income Taxes/(Benefit)	2,057	(151)	(727)		1,179	921	(74)	(425)		422

NET INCOME/(LOSS)	$3,835	$(299)	$(1,525)	$—	$2,011	$2,244	$(190)	$(875)	$—	$1,179

Statement of Condition

ASSETS
Cash and Due from Banks	$9,691	$50,137	$859	$(45,217)	$15,470	$10,443	$4,828	$12,845	$—	$28,116
Investments
Investments in subsidiaries	—	—	74,090	(73,471)	619	—	—	33,764	(33,098)	666
Investment Portfolio	88,274	—	10,694	500	99,468	93,673	—	10,055		103,728
Loans	483,314	—	—		483,314	306,899	—	—		306,899
Fixed Assets	7,093	114	144		7,351	2,722	124	158		3,004
Intangibles	21,552	—	9,771		31,323	500	—	5,320		5,820
Other Assets	14,949	395	797	(339)	15,802	11,608	275	1,219		13,102
Total Assets	$624,873	$50,646	$96,355	$(118,527)	$653,347	$425,845	$5,227	$63,361	$(33,098)	$461,335

LIABILITIES
Deposits	517,162	—	—	(321)	516,841	352,137	—	—	(135)	352,002
Borrowing	28,500	—	20,619		49,119	37,500	—	15,994		53,494
Other Liabilities	6,923	49,963	533	(45,235)	12,184	3,561	4,911	1,878		10,350
Total Liabilities	552,585	49,963	21,152	(45,556)	578,144	393,198	4,911	17,872	(135)	415,846

Shareholders’ equity	72,288	683	75,203	(72,971)	75,203	32,647	316	45,489	(32,963)	45,489

Total Liabilities and Shareholders’ Equity	$624,873	$50,646	$96,355	$(118,527)	$653,347	$425,845	$5,227	$63,361	$(33,098)	$461,335

	For the Three Months Ending September 30, 2007					For the Three Months Ending September 30, 2006
Condensed Income Statement	Bank	1031	Parent	Eliminations	Consolidated	Bank	1031	Parent	Eliminations	Consolidated
(in thousands - unaudited)

Interest Income	$11,294	$588	$73	$(412)	$11,543	$7,389	$137	$210	$—	$7,736
Interest Expense	5,691	308	336	(412)	5,923	3,569	—	286	—	3,855
Provision for Loan Losses	346	—	—		346	247	—	—		247
Non-interest Income	353	53	(244)		162	166	237	132		535
Non-interest Expense	3,395	351	517		4,263	2,592	338	320		3,250
Net Income/(Loss) before taxes and other	2,215	(18)	(1,024)	—	1,173	1,147	36	(264)	—	919

Income/(Loss) attributable to minority shareholders	—	—	11		11	—	—	3		3
Income Taxes/(Benefit)	754	(4)	(338)		412	416	28	(62)		382

NET INCOME/(LOSS)	$1,461	$(14)	$(697)	$—	$750	$731	$8	$(205)	$—	$534

                                                                                        SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date: November 7, 2007	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date: November 7, 2007	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)