Form 10-K
period 2007-12-31
BANK HOLDINGS
filed 2008-04-01
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 000-50645

THE BANK HOLDINGS

(Exact name of Registrant as specified in its charter)

NEVADA	90-0071778
State of Incorporation	IRS Employer Identification No

Address of principal executive offices:	9990 Double R Boulevard, Reno, Nevada 89521

Registrant’s telephone number, including area code: 775-853-8600

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $0.01 Par Value
Securities registered pursuant to Section 12(g) of the Act:	Not Applicable
Name of Each Exchange on Which Registered:	NASDAQ Stock Market LLC

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐   No   ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or  Section 15(d) of the Act.    Yes    ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One)

Large Accelerated filer   ☐   Accelerated filer   ☒   Non-accelerated filer   ☐   Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Act)     Yes    ☐   No   ☒

For the year ending December 31, 2007 the Registrant’s revenues were $46,604,000.  As of March 3, 2008, the aggregate market value of the voting stock held by non – affiliates of the Registrant was approximately $37.8 million based on the NASDAQ closing price on that date of $8.49 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.  The number of shares of Common Stock of the registrant outstanding as of March 21, 2008 was 5,831,099 par value $0.01.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

This Annual Report and Form 10-K may be deemed to include forward looking statements, which management believes are a benefit to shareholders.  These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking and providing financial services and the strength or weakness of the local economies.  The word “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements.  Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially and adversely.  In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities:  (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets;  (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources;  (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged; and (7) the Company’s inability to realize the efficiencies it expects to receive from its investments in personnel and infrastructure.

ITEM 1.     BUSINESS

The Company

The Bank Holdings

The Bank Holdings is a bank holding company incorporated in Nevada on January 17, 2003 and registered under the Bank Holding Company Act of 1956, as amended.  We conduct banking operations through our principal subsidiary, Nevada Security Bank, a Nevada state-chartered commercial bank which also operates in northern California under the name Silverado Bank.  We and Nevada Security Bank are both headquartered in Reno, Nevada at 9990 Double R Boulevard.  We acquired all of the outstanding shares of Nevada Security Bank on August 29, 2003.  On November 6, 2006, the Company acquired through merger NNB Holdings, Inc. in Reno, Nevada and its subsidiary bank Northern Nevada Bank whose branches became part of Nevada Security Bank.

During the first quarter of 2006, the Company acquired two qualified intermediary (the “QI”) companies, Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and 75% of Granite Exchange, Inc., which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  In January 2007 the Company acquired an additional 5% of Granite Exchange, Inc. at a predetermined cost of $260,000 from one of its minority shareholders.  This transaction increased the Company’s ownership to 80% and allowed the Company to include Granite Exchange in its consolidated tax returns.  Effective February 1, 2008 the Company acquired the remaining 20% of Granite Exchange, at a predetermined cost of approximately $1.0 million, and is now the sole owner.  Rocky Mountain Exchange is located in Bozeman Montana, and Granite Exchange is headquartered in Roseville, California.  Qualified intermediaries select the financial institution to hold depositor accounts created as part of the exchange transactions.  The exchange balances deposited into the Bank should increase the Bank’s core deposits, decrease the Bank’s loan to deposit ratio, and support future loan growth.  These subsidiaries have been consolidated on the Company’s books.

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

The Bank Holdings and its QI subsidiaries have nine full and part-time employees who are not also employees of Nevada Security Bank.  The Company exists primarily for the purpose of holding the stock of the Bank and of other such subsidiaries it may acquire or establish.  References herein to the “Company” include the Company and its consolidated subsidiaries, unless the context indicates otherwise.

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

The Company’s strategy has been to profitably grow its business through internal growth and selective acquisitions.  We continue to look for profitable expansion opportunities in existing and contiguous markets.  At December 31, 2007, the Company had consolidated assets of $626.6 million, gross loans of $474.8 million, deposits of $451.3 million and shareholder’s equity of $74.8 million.

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

The 1031 Division

During March 2006, the Federal Reserve Board approved the Company’s acquisition of Rocky Mountain Exchange (formerly Big Sky Property Exchange) of Bozeman, Montana and Granite Exchange Inc., of

Roseville, California.  These companies are qualified intermediaries under Section 1031 of the Internal Revenue Code.  The websites for these companies are: www.rockymountainexchange.com for Rocky Mountain Exchange and www.ges1031.com for Granite Exchange.  These companies have seven full time equivalent employees.

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

The theory behind Section 1031 is that when a property owner has reinvested the sales proceeds into another property, the economic gain has not been realized in a way that generates funds to pay any tax.  This means that the taxpayers investment is still the same, only the form has changed (e.g. from a rental house to a rented six-unit apartment building).  Therefore, it would be unfair to force the taxpayer to pay tax on a “form, not substance”, transfer.  These like-kind exchanges under Section 1031 are tax deferred, not tax-free.  When the replacement property is ultimately sold, (not as part of another exchange) the original deferred gain, plus any additional gain realized since the purchase of the replacement property, is subject to tax.

The Company, through its 1031 Division, places funds that may be generated from such transactions in the subsidiary bank, or in other financial institutions where at least a portion of such funds are guaranteed by FDIC insurance.  Such funds are of a short term (less than 180 days until maturity) nature, and are traditionally characterized as savings or money market deposits.

The address of the Company’s 1031 QI’s are as follows:

Rocky Mountain Exchange:	1087 Stoneridge Drive Suite 3
Bozeman, Montana 59718
(866) 554-1031
Purchased: March 24, 2006

Granite Exchange:	1400 Rocky Ridge Drive, Suite 280
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

Nevada Security Bank (NSB) operates from its head office in Reno, Nevada.  Additional Reno branches are Moana and MaeAnne.  The Bank also has branch offices in Carson City, Sparks, and Incline Village, Nevada as well as Roseville and Rancho Cordova, California.  Incline Village is located on the north shore of Lake Tahoe, Nevada, approximately 25 miles south of Reno, Nevada.  Roseville and Rancho Cordova are located in the Sacramento, California environs, about 124 miles southwest of Reno, Nevada. These California branches are separately branded as Silverado Bank, a division of NSB.  Silverado Bank also focuses on government guaranteed loans through the Small Business Administration, or SBA.  The addresses of our locations are as follows:

Northern Nevada

Main	9990 Double R Boulevard
Office:	Reno, Nevada 98521
(775) 853-8600
Date of opening: 12/27/01

MaeAnne	1680 Robb Drive
Reno:	Reno, Nevada 89523
(775) 746-9800
Date of opening: 10/11/04

Moana	3490 So. Virginia St.
Reno:	Reno, Nevada 89502
(775) 689-6555
Date of Opening: 10/23/00

Operations	5450 Riggins Court #5
Center	Reno, Nevada
Reno:	(775) 689-6575
Date of Opening: 8/11/00

Northern California

Roseville:	2270 Douglas Blvd., Ste 220
Roseville, California 95661-4239
(916) 787-1900
Date of opening: 3/18/05

Rancho	2865 Sunrise Blvd. Ste 100
Cordova:	Rancho Cordova, CA 95742
(916) 288-1500
Date of opening: 6/4/07

Incline Village:	910 Tahoe Boulevard, Suite 101
Incline Village, Nevada 89451
(775) 832-8100
Date of opening: 3/6/02

Sparks:	150 Isidor Court #203
Sparks, NV 89431
Phone: (775) 424-1500
Date of Opening: 3/27/06

Carson City:	3120 Highway 50 East #1
Carson City, NV 89701
(775) 687-2323
Date of Opening: 5/9/05

As an independent community oriented commercial bank, Nevada Security Bank offers a full range of consumer and commercial banking services primarily to the business and professional community and individuals located in two primary areas; Washoe, Douglas and Carson City counties, in Nevada and Placer and Sacramento Counties, in California.  Nevada Security Bank has a full complement of lending activities, including commercial and industrial, real estate construction, real estate mortgage, as well as agricultural and consumer loans, with particular emphasis on short and medium-term obligations.  Nevada Security Bank’s loan portfolio is not concentrated in any one industry, although approximately 80% of Nevada Security

Bank’s loans are secured by real estate.  A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate.

As of December 31, 2006, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of those areas was responsible, were as follows:  (i) loans secured by real estate 79.7%; (ii) commercial and industrial (including USDA) loans, 18.6%, and (iii) consumer loans 1.7%.  See Appendix 6 for further information.

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

As of December 31, 2007 the Bank had 7,512 deposit accounts with balances totaling approximately $451.3 million and as of December 31, 2006 there were reported, 9,512 deposit accounts with balances totaling approximately $447.0 million, compared to 4,196 deposit accounts with balances totaling approximately $338.2 million at December 31, 2005.  After the data conversion in December, 2006 to accommodate the purchase of Northern Nevada Bank, the Company purged closed and zero balance accounts which lead to a reduction of 3,807 deposit accounts that were reported open as of December 31, 2006.  We attract deposits through our customer oriented product mix, competitive pricing, and convenient locations where all are provided with the highest level of customer service.  Further, we offer shared ATM and point-of-sale (POS) networks to allow customer access to national and international funds transfer networks, as well as remote capture devises to speed a customer’s deposit funding efficiency.

In addition to the loan and deposit services Nevada Security Bank also offers a wide range of specialized services designed to attract and meet the needs of commercial customers and personal account holders.  These services include cashiers’ checks, travelers’ checks and foreign drafts.  Nevada Security Bank does not operate a trust department; however, it has made an arrangement with a private trust company to offer trust services to its customers on request.  Most of Nevada Security Bank’s business originates from within Washoe and Douglas Counties, Nevada; however, Placer County, California is a substantial source of additional business through Silverado Bank, a division of Nevada Security Bank. Neither Nevada Security Bank’s business nor liquidity is seasonal, and there have been no material effects upon Nevada Security Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation, except as regards the implementation costs of the Sarbanes-Oxley Act, Section 404.

The Company

The Company has not engaged in any material research activities relating to the development of new products or services during the last two fiscal years, however, a substantial investment of time and intellectual capital has been directed to the improvement of existing Bank services during the last twenty-four months.  Specifically, during June 2007 we opened the Bank’s ninth branch in Rancho Cordova, California.  Further, the officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, among which are “free checking” and more comprehensive electronic banking capabilities to enable the Bank to retain and improve its competitive position in its service areas.  For example, during 2007 the Bank implemented remote deposit capture.  Other alternatives for future electronic banking delivery systems are currently being evaluated in an effort to keep pace with evolving technology, and to continue to provide superior service to our various individual customers and entities.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or cities in which we conduct business), franchises or concessions.  We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries, except as noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The amounts expended in compliance with new government and regulatory initiatives related to anti-terrorism, corporate responsibility, and customer privacy have substantially increased over the past few years, and the amount specifically related to Sarbanes-Oxley Section 404 compliance is anticipated to moderate during 2008 and subsequent years.

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

Competition

There are a large number of depository institutions including savings banks, commercial banks, and credit unions in northern Nevada and the northern California counties in which the Company has offices.  The Bank, like other depository institutions, is operating in a rapidly changing environment.  Non-depository financial service institutions primarily in the securities and insurance industries have become competitors for retail savings and investment funds.  Mortgage banking/brokerage firms are actively competing for residential mortgage business.  In addition to offering competitive interest rates, the principal methods used by banking institutions to attract deposits include the offering of a variety of services and convenient office locations and business hours.  The primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, and the quality of service to borrowers and brokers.

Nevada Security Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are much larger than Nevada Security Bank.  As of June 30, 2007, the most recent date for which data is available from the FDIC, there were 89 banking offices, including 50 offices of three major chain banks (Bank of America, US Bank and Wells Fargo), operating within Nevada Security Bank’s primary market areas in Washoe County.  These three major chain banks were reported to have held 20.5% of the deposits in Washoe County at June 30, 2007. Further, the single Charles Schwab Bank NA office alone holds an additional 62.6% or $11.7 billion of the county’s reported total deposits.   Nevada Security Bank’s share of such market at that date was reported to be 2.34% of the county’s $18.7 billion deposit base (6.24% exclusive of Schwab), as compared to 1.78% of the county’s $15.2 billion deposit base on June 30, 2006 (4.06% exclusive of Schwab), and compared to 1.73% of the county’s $11.2 billion deposit base at June 30, 2005.  At June 30, 2007 the Bank was the largest independent bank headquartered in northern Nevada.  Of the $3.5 billion change in the county’s deposit base between June 30, 2006 and 2007, $3.2 billion or 91% was represented by the Schwab office.  There has been increased competition for deposit and loan business over the last several years as a result of deregulation.  Many of the major commercial banks operating in Nevada Security Bank’s market areas offer certain services, such as trust and international banking services, which Nevada Security Bank does not offer directly.  Additionally, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.  At December 31, 2007, the legal lending limit for Nevada Security Bank was approximately $20 million.

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

In addition to competition from insured depository institutions, principal competitors for deposits and loans have been mortgage companies, insurance companies, investment brokerage houses, credit card companies and even retail establishments offering investment vehicles such as mutual funds, annuities and money market funds, as well as traditional bank-like services such as check access to money market funds, or cash advances on credit card accounts. Further, the advent of prepaid credit, gift, and loyalty cards, as well as re-loadable prepaid cards with which a consumer may delay purchase, have come into active use and have drained deposits from the banking system.

In order to compete with the other financial institutions in its principal marketing areas, Nevada Security Bank relies principally upon local promotional activities, personal contacts by its officers, directors and employees, and close connections with its communities.

The Bank primarily targets its general commercial banking services to businesses, professional concerns, developers and individuals residing in or doing business in the greater Reno, Sparks, Carson City and Incline Village communities in northern Nevada, and the Roseville and Rancho Cordova communities in northern California.  As an independent community bank, management emphasizes quality service, efficiency and personal attention to the needs of its customers.  The Bank’s wide range of deposit accounts is designed to attract businesses, professionals and individuals as depositors.  Management has hired competent and professional banking staff in its branches to focus on the financial needs of its customers, and various promotional opportunities have been made available to customers through newspaper advertising and flyers, brochures, and other media.

The Bank’s full complement of lending products includes commercial lines of credit and term loans, credit lines to individuals, checking overdraft credit lines, commercial loans, SBA loans, equipment loans, accounts receivable financing and real estate and construction loans. The Bank offers attractive and competitive programs for lot loans, owner-builders of personal residences, and commercial term real estate loan financing.  Consumer loans offered include auto loans, home improvement loans, and home equity lines of credit.  To accommodate borrowers with loan requests which exceed the Bank’s legal lending limit, the Bank has established participation arrangements with correspondent banks to facilitate approval and funding.  Management has hired a professional and competent lending staff comprised of numerous commercial and real estate lenders with substantial years of knowledge, experience and expertise in the northern Nevada and northern California markets.

These individuals have expertise in consumer, real estate and commercial lending, in addition to current knowledge of government lending programs, and all areas of deposit management facilities.  When competing one-on-one with the chain banks, we feel our strength lies in our capabilities at the individual level.

The Bank offers other services including an internet banking alternative, cash management, remote deposit capture, credit cards, wire transfers, ATM networks, night depository facilities, safe deposit boxes, etc.  All services stress convenient, personal attention and efficient, timely presentation for the Bank’s clientele base.

In certain instances, we have been unable to compete for deposit acquisition business due solely to our lack of extensive and well known operating history.  In these situations, there are few alternatives available to us.  However, we may have other specialized services to overcome some objections to our relatively short six full years of operating history, such as those available from correspondent banks, the highly technological alternative delivery channels available through our website, and the ever-present capabilities of our well-seasoned and capable staff.

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

Subsequent Events

The Company acquired the remaining 20% minority interest of Granite Exchange, Inc. on February 1, 2008 and pursuant to the original purchase agreement, at a cost of approximately $1.0 million.

Employees

As of December 31, 2007, the Company had 124 employees. Of these, Nevada Security Bank has 115 employees, the 1031 division has seven and the parent has one full time and one part time employee.  On a full-time equivalent basis, the Company’s staff level was 118.1 at December 31, 2007, as compared to 115.7 at December 31, 2006 and 57.2 at December 31, 2005.  Staff was added during 2006 primarily due to the Company’s purchase of the 1031 companies, acquisition of NNB Holdings, Inc, and the addition of other professional staff at other locations.  None of our employees is represented by a union or covered by a collective bargaining agreement.  Management of the Company believes its employee relations are satisfactory.

Recent Accounting Pronouncements

FASB 159

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted under certain circumstances. Management adopted this Statement effective as of January 1, 2007. For the year 2007 the Company recorded unrealized losses of $77,000 on the financial instruments management choose to record at fair value. The Company also recorded a $464,000 charge to beginning retained earnings.

FASB 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption was permitted. Management adopted this statement effective as of January 1, 2007.

EITF 06-04

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. EITF 06-5 provides that in determining the amount recognized as an asset, a policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. The amount that could be realized should be calculated at the individual policy level and consider any probable contractual limitations, including the exclusion of any additional amounts paid for the surrender of an entire group of policies. The Issue is effective for fiscal years beginning after December 15, 2007. The banking subsidiary of the Company has life insurance arrangements.  The Company has evaluated the impact of adoption of this rule on the Company’s financial statements and results of operations and it has been determined by outside benefits administrators that $1.0 million will be adjusted to retained earnings pursuant to this accounting pronouncement, effective January 1, 2008.

SAB 110

In December 2007 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 110, which expresses the staffs view regarding the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB 123R.  Due to the perceived lack of widely available detailed information about employee exercise behavior the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company has evaluated the requirements of SAB 107, and we have determined that the adoption of these issues will not have a material impact on the Company’s financial statements or results of operations.

SEC RELEASE NOS. 33-8810;  34-55929; 33-8829 AND 34-56203

The Securities and Exchange Commission issued these releases during June and September 2007 dealing with guidance over Management’s Report on Internal Control Over Financial Reporting under Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The June releases provide interpretive guidance to management regarding its evaluation and assessment of internal control and sets forth an approach by which management can conduct a top down, risk based evaluation of internal control over financial reporting.  The September release provided a definition of the term “significant deficiency” for purpose of the rules implementing Section 302 and 404 of the Sarbanes-Oxley Act of 2002.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  The Company has evaluated the requirements of these releases, and we have determined that the adoption of these issues will not have a material impact on the Company’s financial statements or results of operations.

FASB FIN 48-1

In May 2007, FASB amended No. 48, Accounting for Uncertainty in Income Taxes, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  This guidance is applied upon the initial adoption of FIN 48.  The Company has evaluated the requirements of this position, and we have determined that the adoption of this issue will not have a material impact on the Company’s financial statements or results of operations.

FDIC FIL-100-2007

The FDIC, along with other federal regulatory agencies has issued a final rule and guidelines on identity theft “red flags” and discrepancies.  The rule requires that financial institutions implement a written identity theft prevention program, in which card issuers assess the validity of change of address requests and that users of credit reports reasonably verify the identity of the subject of a consumer report in the event of a notice of address discrepancy.  This final regulation became effective November 2007.  The Company has evaluated the requirements of this position, and we have determined that the adoption of this issue will not have a material impact on the Company’s financial statements or results of operations.

The list of recent accounting and regulatory pronouncements noted above, while not an exhaustive list, includes those which we believe will, or may, have the greatest likelihood of application to the Company’s consolidated balance sheets and/or consolidated statements of operations.  We believe that adoption of these standards will not have a material impact on our financial condition, results of operations, earnings per share or cash flow, unless otherwise noted, however, no absolute assurance can be given that this in fact will occur.

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

The Federal Reserve Board has by regulation determined certain activities through which a bank holding company may or may not conduct business.  A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks.  The permissible activities and affiliations of certain bank holding companies have recently been expanded.  (See “Financial Modernization Act” below.)

The Company, its qualified intermediary exchange companies and Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act.  This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.

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

The Bank

As a Nevada state–chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the Nevada Financial Institutions Division (the “FID”) and the FDIC.  In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board.  The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.  Supervision, legal action and examination of the Bank by the FID and FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities.  As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and interest rates paid on deposits.  The nature and impact of any future changes in monetary policies cannot be reasonably predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy.  The Bank and the Company currently exceed all regulatory minimums.  Those regulations incorporate both risk-based and leverage capital requirements.  Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies they regulate, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The following items are defined as core capital elements:  (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interest in the equity of consolidated subsidiaries.  Supplementary capital elements include:  (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2007 and 2006, the Bank’s Total Risk-Based Capital ratios were 10.97% and 10.74%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.71% and 9.57%, respectively.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement risk-based capital guidelines.  Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans; federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant.  The Bank’s Tier 1 Capital to Average Assets (Leverage Capital Ratio) was 8.60% and 8.04% on December 31, 2007 and 2006 respectively.  As of December 31, 2007, the Company’s leverage capital ratio was 10.39%, as compared to 9.85% at December 31, 2006.  Both of these ratios exceeded regulatory minimums, and since the most recent balance sheet date, management does not believe conditions or events have changed the institution’s category.

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

Premiums for Deposit Insurance

The FDIC regulations also implement a risk–based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification.  Under this system, insured banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and each institution is also assigned to one of three supervisor groups based on the consideration of supervisory evaluations provided by the institutions primary federal regulator.  The supervisory evaluations include the results of examination findings by the primary regulator, as well as other information the primary regulator determines to be relevant.  In addition, the FDIC will take into consideration such other information (such as state examination findings, if appropriate) as it determines to be relevant to the institution’s financial condition and the risk posed to the Deposit Insurance Fund.  The three supervisory categories are:  1) financially sound with only a few minor weaknesses which generally corresponds to the primary federal regulator’s composite rate of “1” or “2” (Group A), 2) demonstrated weaknesses that could result in significant deterioration, which generally corresponds to the regulator’s composite rate of “3” (Group B), and 3) poses a substantial probability of loss, which generally corresponds to the regulator composite rate of “4” or “5” (Group C).  The current base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:

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

In addition, banks must pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.  This amount fluctuates but for the first quarter of 2008 was 1.14 cents per $100 of insured deposits.

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

The Bank was last examined for CRA compliance in November 2003 when it received an “Outstanding” CRA Assessment rating.

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

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions:  first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

The changes effected by the Interstate Banking Act have increased competition in the environment in which the Bank operates to the extent that out–of–state financial institutions directly or indirectly enter the Bank’s market areas.  In addition, it appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry.  While many large out-of-state banks have already entered the Nevada market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the Company and the competitive environment in which they operate.

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

The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial services providers to acquire banks and become bank holding companies without ceasing any existing financial activities.  Previously, a bank holding company could only engage in activities that were “closely related to banking.”  This limitation no longer applies to bank holding companies that qualify to be treated as financial holding companies.  To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be well-capitalized, well-managed and have at least a “satisfactory” Community Reinvestment Act examination rating.  “Non-qualifying” bank holding companies are limited to activities that were permissible under the BHCA as of November 11, 1999.

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

Regulatory Capital Treatment of Equity Investments

In December of 2001 and January of 2002, the OCC, the FRB and the FDIC adopted final rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies.  The final rules became effective on April 1, 2002.  The new capital requirements apply symmetrically to equity investments made by banks and their holding companies in non-financial companies under the legal authorities specified in the final rules.  Among others, these include the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies (“SBICs”) granted by the Small Business Investment Act.  Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization’s level of concentration in equity investments increases.  The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization’s Tier 1 capital.  Equity investments through SBICs will be exempt from the new charges to the extent such investments in the aggregate do not exceed 15 percent of the banking organization’s Tier 1 capital.  The new charges would not apply to individual investments made by banking organizations prior to March 13, 2000.  Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

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

The FDIC finalized its interim final rule, with changes, that amended its deposit insurance regulations to implement applicable revisions to the Federal Deposit Insurance Act made by the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005. The final rule provides for consideration of inflation adjustments to increase the current standard maximum deposit insurance amount of $100,000 on a five-year cycle beginning in 2010; increases the deposit insurance limit for certain retirement accounts from $100,000 to $250,000, also subject to inflation adjustments; and provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits. The final rule was effective on October 12, 2006.

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

The federal financial regulatory agencies in December 2006 issued a new interagency policy statement on the allowance for loan and lease losses (ALLL) along with supplemental frequently asked questions. The policy statement revises and replaces a 1993 policy statement on the ALLL. The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions. The policy statement has also been revised to conform to generally accepted accounting principles (GAAP) and post-1993 supervisory guidance. The 1993 policy statement described the responsibilities of the boards of directors, management, and banking examiners regarding the ALLL; factors to be considered in the estimation of the ALLL; and the objectives and elements of an effective loan review system, including a sound credit grading system. The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

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

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank, our qualified intermediary companies and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the Nevada legislature, the California and Montana legislatures and other governmental bodies in the future.  Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject the Company to increased regulation, disclosure, and reporting requirements.  In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation.  It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Other Information Concerning the Company

The Company holds no material patents, trademarks, licenses, franchises or concessions.  No expenditures were made by the Company since inception on material research activities relating to the development of services or the improvement of existing services.  Based upon present business activities, it is believed that compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings or competitive position of the company.

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

Accounting for Goodwill

Goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in our acquired businesses.  Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with SFAS No. 142.  The Company performs this annual test generally as of November 30 of each year.  Evaluations are also performed on a more frequent basis if events or circumstances indicate an impairment could have taken place.  Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment and a decision to change the operations or dispose of a reporting unit.

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

During the fourth quarter of 2007, an outside consulting firm performed our annual goodwill impairment evaluation for the entire organization effective November 30, 2007.  This same firm performed the annual goodwill impairment evaluation for the period ended December 31, 2006.  Step 1 was performed by using both market value and transaction value approaches for all reporting units and, in certain cases; the discounted cash flow approach was also used.  In the market value approach, the consultants identified a group of publicly traded banks that are similar in size and location to our subsidiary banks and then used valuation multiples developed from the group to apply to our subsidiary companies.  In the transaction value approach, the consultants reviewed the purchase price paid in recent mergers and acquisitions of bank similar in size to our subsidiary companies.  From these purchase prices they developed a set of valuation multiples, which were applied to our subsidiary companies.  In instances where the discounted cash flow approach was used, they discounted projected cash flows to their present value to arrive at our estimate of fair value.

Upon completion of step 1 of the evaluation process, they concluded that no potential impairment existed for any of the Company’s reporting units.  In reaching this conclusion, they determined that the fair values of goodwill exceeded the recorded values of goodwill.  Since this evaluation process required them to make estimates and assumptions with regard to the fair value of the Company’s reporting unites, actual values may differ significantly from these estimates.  Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Company’s results of operations and the business segments where the goodwill is recorded.  However, had the estimated fair values been 10% lower, there would still have been no indication of impairment for any of our reporting units.

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

Our Northern Nevada and Northern California business focus and economic conditions in Nevada and California could adversely affect our operations.  Our operations are located primarily in northern Nevada and northern California. As a result of this geographic concentration, our results depend largely upon economic conditions in these areas.  A deterioration in economic conditions or a natural or manmade disaster in our market area could have a material adverse impact on the quality of our loan portfolio, the demand for our products and services, and our financial condition and results of operations.

Changes in market interest rates could adversely affect our earnings.  Our earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities.  This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets.  Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services.  We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets.  Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on our results of operations.

We are subject to government regulations that could limit or restrict our activities, which in turn could adversely impact our operations.  The financial services industry is subject to extensive federal and state supervision and regulation.  Significant new laws or changes in existing laws, or repeals of existing laws may cause our results to differ materially.  Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us and a material change in these conditions could have a material adverse impact on our financial condition and results of operations.

Failure to manage growth may adversely affect our performance.  Our financial performance and profitability depends on our ability to manage our recent growth and possible future growth.  In addition, any future acquisitions and our continued growth may present operating and other problems that could have an adverse effect on our financial condition and results of operations.

Competition may adversely affect our performance.  The banking and financial services businesses in our market areas are highly competitive.  We face competition in attracting deposits and in making loans.  The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.  Our results in the future may differ depending on the nature or level of competition.

If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses.  A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans and guarantees.  We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying our credit portfolio.  These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our results of operations.

We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could hurt our business and prospects.  Our real estate-secured loans are concentrated in the northern Nevada and greater Sacramento, California areas.  A downturn in those local economies could have a material adverse effect on a borrower’s ability to repay these loans due to either loss of borrower’s employment or a reduction in borrower’s business.  Further, such reduction in those local economies could severely impair the value of the real property held as collateral.  As a result, the value of real estate collateral securing our loans could be reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.

Our growth could be hindered unless we are able to recruit additional, qualified employees which, if difficult, may divert resources and limit its ability to successfully expand operations.  If we are unable to hire and retain qualified employees in the near term, we may be unable to successfully execute our business strategy and/or be unable to successfully manage our growth.  We believe that we have built our management team and personnel, and established an infrastructure, to support our current size.  Our future success will depend on the ability of our executives and employees to continue to implement and improve our operational, financial and management controls and processes, reporting systems and procedures, and to manage a growing number of client relationships.  We may not be able to successfully implement improvements to its management information and control systems and control procedures and processes in an efficient or timely manner.  We cannot assure you that our growth strategy will not place a strain on our administrative and operational infrastructure.  If we are unable to locate additional personnel and to manage future expansion in our operations, we may experience compliance and operational issues, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business.

Our business would be harmed if we lost the services of any of our executive management team.  We believe that our prospects for success in the future are substantially dependent on our senior management team, which includes Chief Executive Officer, Hal Giomi, President, Joe Bourdeau, Chief Financial Officer, Jack Buchold, and Chief Credit Officer, John Donovan.  The loss of the services of any of these persons could have an adverse effect on our business.

As a public reporting company, Bank Holdings is subject to significant laws and regulations that will increase its compliance costs and may strain management resources.  We are a public company and, reporting requirements of the Securities Exchange Act of 1934, as amended and the Sarbanes-Oxley Act of 2002, or SOX, and related regulations are applicable to our operations.  Our expenses related to services rendered by accountants, legal counsel and consultants will increase in order to ensure compliance with these laws and regulations that it is subject to as a public company.

Our allowance for loan losses may not be adequate to cover actual losses.   A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans.  The underwriting and credit monitoring policies that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse affect on our business.  Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance.  The allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business.  Our allowance for loan losses is based on prior experience and peer bank experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors.  The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.  We cannot assure you that we will not increase the allowance for loan losses further or that regulators will not require us to increase this allowance.  Either of these occurrences could adversely affect business and prospects.

We are exposed to risk of environmental liabilities with respect to properties to which we takes title.  A large portion of our outstanding loan portfolio is secured by real estate.  In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties.  We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial, adversely affecting our business, profitability and prospects.

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

ITEM 2.     PROPERTIES

The Company currently operates from eleven locations, the principal location being 9990 Double R Boulevard, Reno, Nevada, 89521 where the administrative functions and regular branch activities of the Bank occur.  The Bank Holdings is also located at this address.  Company facilities are of various ages and correspondingly require different levels of maintenance.  All are suitable and adequate for their intended use.

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

Nevada Security Bank’s Incline Village branch office operates in approximately 4,200 square feet in an office at the northeast end of the Raley’s Shopping Center located at 910 Tahoe Boulevard, Incline Village, Nevada, 89451.  Nevada Security Bank renovated this property and took possession on March 6, 2003 under a five-year lease dated February 26, 2001 that contained two renewal periods of five years each if the bank is not in default under the terms of the lease at each renewal period.  The bank and the lessors of the property have agreed to both extensions of the lease, under the renewal terms as were previously documented. The lease payment under this agreement is approximately $7,056 per month with annual consumer price index (CPI) adjustments.

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

The third location acquired is the Information Technology and Operations Center, located at 5450 Riggins Court, Suite 5, Reno, NV 89515.  The facility is 5,138 rentable square feet with approximately 3,500 square feet used for operations and 1,600 square feet used as warehouse storage.  The lease is dated August 11, 2000 and extends for ten years with a base rate of $0.65 per square foot.  The property has an annual CPI adjustment commencing September 1 of each year, based on the San Francisco – Oakland California regional area index as published by the BLS.  There are two five year options to renew within the body of the agreement, which is a triple net lease with a CAM charge base of 16.6%.

Additionally in the acquisition, the Bank became the owner of a 2.41 acre vacant lot located in Sparks, NV.  This parcel is located adjacent east of Queens Way Lane with approximately 534 feet of frontage on Pyramid Highway, north of McCarran Blvd.  The property is zoned PO – professional office and is considered to be an infill site, as most of the surrounding land has been developed.  During December 2006 the property was appraised for $1.6 million.

The Spanish Springs branch office in Sparks, Nevada opened late in the first quarter of 2006, in a temporary location. The permanent location was delayed due to site completion activities.  This temporary lease site is for one year, is dated February 1, 2006 for 1,471 rentable square feet with six months at $2,353.60 per month base rent and months 7 - 18 on a month to month at the same rate.  The Bank has exceeded the original month-to-month term, and the current lease payment is approximately $3,530.42 per month.  This temporary facility will be discontinued from use on March 31, 2008.

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

A further branch of Silverado Bank was opened at 2865 Sunrise Blvd, Suite 100, Rancho Cordova, CA.  The property has 7,695 rentable square feet in a two story building under a five year term which lease is dated May 5, 2006, however, which commenced in June, 2007, due to permitting and remodeling delays.  The base rent is established at $1.40 per square foot, with an annual $0.05 per foot escalation and a tenant pro rata CAM base of 16.66%.  The agreement has two five year option periods, subject to the tenant not being in default under any lease provisions.

Nevada Security Bank’s total occupancy expense for the years ended December 31, 2007 and 2006 was approximately $2.4 million and $1.6 million respectively.  Management believes that existing facilities are adequately covered by insurance and sufficient for our present purposes and anticipated growth in the foreseeable future.

The Company’s Qualified Intermediaries (the “QI’s”) 1031 offices are operated as Rocky Mountain Exchange at 1087 Stoneridge Drive, Bozeman, Montana and Granite Exchange, Inc. at 1400 Rocky Ridge Drive, Suite 280, Roseville, CA.

The Bozeman, Montana property is newly constructed and operates under a three year lease dated October 11, 2006 for 954 rentable square feet.  Occupancy started in November 2006 under a triple net lease with an ability to extend for a five year period if tenant is not in default.  The lease payment under this agreement is $13.00 per square foot per year with no escalation, and pro-rata common area maintenance charges.

The Granite Exchange location is in a new two story building constructed during 2005, commonly called the Rocky Ridge Corporate Center.  The property is 2,776 rentable square feet available under a five year lease dated April 12, 2005 with occupancy started August 2005.  The monthly rent per square foot is $2.35 with annual escalations of $0.05 per year, and monthly payments of pro-rata operating expenses.  The agreement has two available three year options to extend, provided tenant is not in default under any terms or conditions of occupancy.

The Company’s 1031 division occupancy expense for the year ended December 31, 2007 was approximately $172,000.  Management believes that such facilities as currently house these two subsidiary 1031 QI entities are adequately covered by insurance and sufficient for the present activities of the two operating units and their anticipated growth during the foreseeable future.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Calendar Quarter	Sale Price of the Company’s Common Stock (per share)		Approximate Trading
Ended	High	Low	Volume in Shares
March 31, 2004 (1)	$15.94	$13.24	319,770
June 30, 2004	16.90	13.50	217,439
September 30, 2004	17.24	15.50	51,343
December 31, 2004	20.70	15.75	97,508
March 31, 2005	20.47	17.55	114,194
June 30, 2005	19.48	16.10	173,475
September 30, 2005	19.48	18.10	302,974
December 31, 2005	18.95	17.24	255,136
March 31, 2006	17.35	17.23	78,875
June 30, 2006	18.09	18.09	141,411
September 30, 2006	17.85	17.74	151,531
December 31, 2006	18.71	18.10	122,468
March 31, 2007	19.75	17.78	205,362
June 30, 2007	18.70	15.25	508,988
September 30, 2007	16.26	13.99	222,388
December 31, 2007	14.48	8.61	450,609

(1)  Trading commenced March 23, 2004.

THE BANK HOLDINGS

	Period Ending
Index	03/23/04	06/30/04	12/31/04	12/31/05	12/31/06	12/31/07
Bank Holdings	100.00	116.55	142.76	136.50	137.59	68.43
SNL Bank Index	100.00	100.21	110.85	112.36	131.43	102.14
NASDAQ Composite	100.00	107.68	114.39	115.96	127.00	139.46
SNL Bank $500M-$1B Index	100.00	97.67	113.03	117.87	134.06	107.43

Source: SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2008	www.snl.com

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

The Company has not made any repurchases of its stock during the fourth quarter of the period covered by this report, nor has it had any recent sales of unregistered securities.

(b)  Holders

On March 3, 2008 total shareholders of record were 1,165.  There were 585 individual shareholders while street name holders totaled about 580.

(c)  Dividends

As a bank holding company which currently has no significant assets other than our 100% ownership of Nevada Security Bank and our 100% ownership of Rocky Mountain Exchange as well as our 80% ownership of Granite Exchange (subsequently 100% as of February 1, 2008), our ability to pay cash dividends depends upon the dividends we receive from our subsidiaries.  The dividend practice of Nevada Security Bank and our QI’s, like our dividend practice, will depend upon earnings, financial condition and other relevant factors, including applicable regulatory orders and restrictions with respect to dividends.

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

During the first quarter of 2007, the Company declared a five percent (5%) stock dividend payable to shareholders as of February 15, 2007.  The Company previously declared a five percent (5%) stock dividend during 2006 payable to shareholders as of December 8, 2005.

Shareholders are entitled to receive dividends only when and if declared by our board of directors, and we have no intention to pay cash dividends in the foreseeable future.  Instead, any earnings which may be generated will be retained for the purpose of increasing our capital and reserves in order to facilitate growth.

During any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”).

(d)  Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007, with respect to options outstanding and available under our Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	731,310	$13.63	412,394
Equity compensation plans not approved by security holders	—	—	—

Total	731,310	$13.63	412,394

ITEM 6.  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005 (1)	2004	2003
	(Dollars in thousands, except per share data)
Condensed Income Statement
Interest Income	$45,183	$31,039	$17,166	$10,536	$5,250
Interest Expense	22,964	15,083	7,344	3,669	1,893
Net Interest Income	22,219	15,956	9,822	6,867	3,357
Provision for Loan Losses	3,007	771	1,069	764	602
Non-interest income	1,422	1,682	772	420	893
Non-interest expense	18,307	13,582	8,823	6,242	4,213
Attributable to minority shareholders	(27)	127	—	—	—
Provision for income taxes	625	1,075	(710)	—	—
Net Income (Loss)	$1,729	$2,083	$1,412	$281	$(565)

Period End Data
Assets	626,640	651,540	384,632	246,842	166,149
Loans, gross	474,769	463,859	245,185	160,708	82,671
Securities	80,276	92,927	83,821	69,128	74,763
Deposits	451,335	496,997	338,198	188,341	148,747
Other borrowed funds	91,229	60,149	15,464	30,500	6,125
Shareholders’ Equity	74,837	73,456	28,702	27,376	10,853

Average Balance Sheet
Assets	649,110	452,179	293,580	233,439	121,017
Loans, gross	478,461	308,411	201,267	122,454	50,214
Securities	85,306	91,736	69,668	90,242	59,998
Deposits	492,347	359,932	245,322	199,305	108,163
Shareholders’ Equity	74,696	41,256	28,061	23,090	11,188

Asset Quality
Non-performing assets (2)	6,433	549	—	—	—
Allowance for loan losses	7,276	5,430	2,655	1,586	822
Net Charge-offs	1,161	—	—	—	—
Non-performing assets to total assets	1.03%	0.08%	—	—	—
Allowance for loan losses to loans	1.53%	1.17%	1.08%	0.99%	0.99%
Net Charge-offs to average loans	0.24%	—	—	—	—

Per Common Share
Basic income (loss) per share	0.30	0.51	0.45	0.10	(0.36)
Diluted income (loss) per share	0.29	0.49	0.41	0.09	(0.36)
Book value per share at year end	12.83	12.62	9.19	9.21	7.72
Period end common outstanding *	5,831,099	5,831,099	3,280,479	3,120,947	1,476,227
Average shares outstanding - basic *	5,831,099	4,117,351	3,122,809	2,884,131	1,550,039
Average shares outstanding - diluted *	5,968,687	4,290,122	3,443,856	2,980,938	1,550,039

Financial Ratios
Return on average assets	0.27%	0.46%	0.48%	0.12%	(0.47)%
Return on average equity	2.31%	5.05%	5.03%	1.22%	(5.05)%
Net interest margin (3)	3.79%	3.74%	3.49%	3.12%	2.91%
Tier 1 leverage capital ratio	10.39%	9.85%	10.06%	11.01%	7.06%

*	Adjusted for Stock Dividends of February 15, 2007 and December 28, 2005
(1)	The Company removed the valuation allowance on deferred tax assets, and incurred franchise taxes on its allocated California income.
(2)	Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status, and other real estate owned.
(3)	Net interest income divided by average interest earning assets.

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

The “summary consolidated selected financial data” that precedes is derived from the audited Consolidated Financial Statements of the Company and from our internal accounting system.  The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents management’s analysis of the financial condition and result of operations of The Bank Holdings, Nevada Security Bank, and the Company’s 1031 QI division, for each of the periods ended December 31, 2007, 2006, and 2005 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with the financial statements of The Bank Holdings, Nevada Security Bank, and the 1031 division, and the notes related thereto which appear elsewhere in this document.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations.  In Management’s opinion, the Company’s critical accounting policies deal with the following five areas:  the establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; loan origination costs, which are estimated and aggregated by loan type based on a regular evaluation of expenses (primarily salaries and benefits) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “provision for income taxes” and “other assets” sections of this discussion and analysis; goodwill, which is evaluated annually for impairment based on changes in the market value of subsidiary organizations; and equity-based compensation, which is discussed in greater detail in Footnote 1 “Basis of Presentation” to the financial statements contained herein, under the caption “Stock Compensation Plan”.  Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

Allowance for Loan Losses

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date.  Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors.  Qualitative factors include the general economic conditions in our multi-state locations, and in particular, the state of certain industries in northern Nevada and northern California. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As we add new products and increase the complexity of our loan portfolio, we enhance our methodology accordingly.  Management may report a materially different amount for the provision for loan losses in the statement of operations to change the balance of the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes presented elsewhere herein as well as the portion of this Management’s Discussion and Analysis section entitled “Provision for Loan Losses” and “Allowance for Loan Losses”. Although management believes the levels of the allowance as of December 31, 2007 and 2006 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Loan Origination Costs

Loan origination costs are those costs borne by the Company to originate, record and service a new loan.  Such costs are deferred from current expense and amortized over the life of the loan.  Such costs are estimated based on a bi-annual evaluation of expenses (primarily salaries) associated with successful loan originations and are allocated to individual loans based on their type as they are booked.  Such costs may actually vary substantially, based on the individual characteristics of any given loan.  Deferred costs and associated loan fees are disclosed in NOTE 5.  Deferred costs are adjustments to salary expense, while deferred fees are adjustments to loan yields.

Deferred Tax Assets

The Company’s deferred tax assets are explained in NOTE 9.  The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized.  If future income should prove non-existent or not sufficient to recover the amount of the deferred tax assets within the tax years to which they may be applied, the assets may not be realized and the Company’s net income could be reduced.

The Company’s pretax income for 2007 was $2.4 million, somewhat less than the net deferred tax asset of $3.1 million.  Consequently, the Company considers it more likely than not that the Company will be able to utilize the deferred tax assets in the normal course of business.

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

Goodwill and other intangible assets

The Company has recorded approximately $31 million in goodwill and other intangible assets arising from business combinations.  The Company must assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating cash flows for future periods, preparing analysis of market multiples for similar operations and estimating the fair value of the reporting unit to which the goodwill is allocated.  If the future cash flows were materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.  Goodwill and other intangible assets were not impaired as of December 31, 2007 or 2006.

Equity Based Compensation

Equity based compensation is a significant accounting policy and this is discussed in detail in NOTE 14 to the financial statements contained herein, under the caption “Stock Compensation Plan.”

Estimates of the fair value of assets

Certain assets of the Company are recorded at fair value, or the lower of cost or fair value.  In some cases, the fair value used is an estimate.  Included among these assets are securities that are classified as available-for-sale, goodwill and other intangible assets, and other real estate owned and impaired loans.  These estimates may change from period to period as they are impacted by changes in interest rates and other market conditions.  Losses not anticipated or greater than anticipated could result if the Company were forced to sell these assets and discovered that its estimate of fair value had been too high.  Gains not anticipated or greater than anticipated could result if the Company were to sell any of these assets and discover that its estimate of fair value had been too low.

OVERVIEW

The Company earns income from two primary sources; net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges and fees charged for services provided, less the operating costs of providing the full range of banking and other financial services to our customers.  Income on bank owned life insurance and 1031 exchange fees, gains on sale of securities and unrealized gains or losses on the Company’s trading account and fair value loans comprise primary areas of non-interest income.

SUMMARY: RESULTS OF OPERATIONS

2007 Over 2006

As previously noted and also as reflected in the Consolidated Statements of Operations, for the year ended December 31, 2007, the Company generated after tax net income of $1.7 million and for the years ended December 31, 2006 and 2005, the Company generated net income of $2.1 million, and $1.4 million, respectively.  Basic and diluted earnings per share for the year ended December 31, 2007 was $0.30 and $0.29 compared with basic and diluted earnings per share of $0.51 and $0.49 for the year ended December 31, 2006.  The Company’s annual return on average equity was 2.31% and annual return on average assets was 0.27% for the year ended December 31, 2007, compared to 5.05% and 0.46% respectively, for the same period of 2006 and 5.03% and 0.48% for 2005.  There were a number of monetary and non-monetary events that occurred during 2007 that had an impact on the reported performance of the Company.  The monetary events that resulted in significant changes in the Company’s reported performance include the growth of assets under management and the interest rate margin compression resulting from the large changes in short term interest rates. The significant non-monetary events include expanding our branch network with a new branch office in Rancho Cordova, CA, increasing our product lines with the addition of customer available remote deposit capture, the third and fourth quarter downturn in the national, state, and regional economies and the deteriorating economy faced by our customers; especially those affected by the real estate markets downturn.

The primary drivers behind the variance in net income for the year of 2007 relative to 2006 are as follows:

•     The additional assets, liabilities, income and expense attributed to the full year addition of NNB Holdings, Inc. during 2007 when compared with 2006.

•     The additional professional expenses reflective of the Congressional adoption of the Sarbanes-Oxley Act.

•     Interest income increased $14.1 million to $45.2 million or 45.6% for 2007 compared to 2006.

•     Net interest income before provision for loan losses increased by $6.3 million or 39.3%.

•     Net interest margin increased five basis points to 3.79%.

•     The provision for loan losses increased by $2.2 million or 301.8% for the year end 2007.

•     Non-interest income was $1.4 million, for 2007 a decrease of $260,000 or 15.5%.

•     Non-interest expense increased $4.7 million or 34.8%.

•     Salaries and benefits increased $1.9 million or 25.6%.

•     Occupancy increased $788,000 or 41.0%.

•     Accounting, legal and other professional costs increased $928,000 or 162.8%.

•     Deposit service costs were $1.1 million, an increase of 139.5% over the same period in 2006.

•     All other expenses increased $419,000 or 13.9%.

•     Average earning assets increased $160.0 million or 37.5%.

•     Average interest bearing liabilities were $495.8 million, an increase of 38.6%.

•     The Company’s weighted average prime rates for the years 2007, 2006 and 2005 were 8.05%, 7.96%, and 6.19%, respectively.

Focusing on 2008, the following strategic initiatives are expected to drive profitability and growth in earnings per share:

•     Focus on leveraging our 1031 QI footprint and the expanded product set made possible by these acquisitions.  This may included the possible additions of smaller “mom and pop” 1031 QI operations within our markets or contiguous markets.

•     A renewed effort on gathering deposits through electronic remote deposit capture channels and restructuring of incentive plans to reward deposit gathering in a fashion similar to that of new loan growth.

•     A continued reduction of non-interest expense as the Company is committed to the delivery of products and services in the most efficient manner possible, re-engineering processes to capture efficiencies while maintaining Sox 404 procedural separation requirements.

•     A commitment to invest in revenue generating strategic initiatives to be funded through operational efficiencies.

•     Strengthening of our balance sheet through specific strategies intended to reduce our funding costs without losing sight of liquidity and customer maintenance responsibilities.

2006 Over 2005

For the year ended December 31, 2006, the Company generated after tax net income of $2.1 million.  Basic and diluted earnings per share for the year ended December 31, 2006 was $0.51 and $0.49.  The Company’s annual return on average equity was 5.05% and annual return on average assets was 0.46% for the year ended December 31, 2006.  There were a number of monetary and non-monetary events that occurred during 2006 that had an impact on the reported performance of the Company.  The monetary events that resulted in significant changes in the Company’s reported performance include the substantial growth of assets under management, the increase in short term funding costs during the year, being in a fully taxable position as compared to the removal of a valuation allowance against deferred tax assets during 2005 and the addition of $42.9 million in new capital for the Company.  The significant non-monetary events included the acquisition of the 1031 financial intermediaries during the first quarter of 2006 and the purchase and merger with NNB Holdings and Northern Nevada Bank in November of 2006.  In addition, we opened a new branch office in Sparks, Nevada, and had an approved but unopened office in Rancho Cordova, CA.  The Company in conjunction with the purchase and merger of NNB Holdings and Northern Nevada Bank also converted its data processing structure from a service bureau to an in-house processing system.

The primary drivers behind the variance in net income for the year of 2006 relative to 2005 were as follows:

•     Net interest income after provision for loan losses increased by $6.4 million or 73.5%.

•     The Company recorded $448,000 in exchange fee income and there was no similar item in 2005.

•     Unrealized gains on trading equities amounted to $443,000 for 2006.

•     Salaries and benefits increased $3.4 million or 80.4%.

•     Occupancy expenses increased $389,000 or 25.4%.

•     Data processing costs increased $227,000 or 31.0%.

•     All other expenses increased $748,000 or 32.0%.

•     The Company’s weighted average prime rates for the years 2006, 2005 and 2004 were 7.96%, 6.19%, and 4.34%, respectively.

2005 over 2004

The strong improvement in results of operations for the year ended December 31, 2005 when compared to the results of the comparable 2004 period, were primarily due to increases in volumes held of interest earning assets and interest bearing liabilities.  Total assets increased $137.8 million or 55.8% when comparing December 31, 2005 to 2004, and average total assets increased about $60.1 million or 25.8% over the same period.

The Company’s income from operations was $1.4 million for the year ended December 31, 2005 as compared to $281,000 for the comparable period in 2004.  This was a change of approximately $1.1 million from the previous period.  The income per basic share was $0.45 for 2005, as compared to $0.10 for 2004.  The Company’s return on averages assets (ROAA) was 0.48% and the return on average equity (ROAE) was 5.03%, as compared to 0.12% and 1.22% respectively, for 2004.

There were a number of monetary and non-monetary events that occurred during the year 2005 that had an impact on the reported performance of the Company.  The monetary events that prompted significant changes in the Company’s reported performance include the substantial growth of assets under management, the actions of the FOMC and the concomitant increases in short-term funding costs over the year, the elimination of the allowance for deferred tax assets, and the addition of $15.5 million in trust preferred securities at the holding company level.  Significant non-monetary events include the opening of the Silverado Bank division in Roseville, California, the addition of executive compensation plans in the form of Bank Owned Life Insurance (“BOLI”) and the continued growth of personnel over the intervening year.  In addition, the Bank’s defense against the DOT1web allegations diverted management’s attention and added to professional expenses over 2005; such litigation expense did not continue beyond the first quarter of 2006.

RESULTS OF OPERATIONS

2007 over 2006

The primary factor in the Company’s reduced earnings in 2007 when compared to 2006 was a $2.2 million increase in the provision for loan losses.  This was brought about by deteriorating real estate market conditions which appeared in the third quarter, and which are expected to continue through much of 2008.  Increasing management attention to credit quality, increases in non-performing assets and concern about real estate values led the Company to substantially increase the provision for 2007.  While management believes the allowance adequately covers the inherent losses in the loan portfolio, no assurance can be given that further substantial additions will not be required.  The provision is determined pursuant to a quarterly comprehensive analysis of the allowance for loan losses.  The allowance is described in more detail in the Allowance for Loan Losses discussion section (see Appendix 8 & 9) herein.

Also contributing to the Company’s reduction in earnings for 2007 was the $4.7 million increase or 34.8% in non-interest expense when compared to 2006.  This increase was primarily brought about by an increase in FTE, the increase in the number of Company locations, and the costs associated with providing deposit documents for more customers, as well as the substantial increase in professional expenses to comply with accounting pronouncements, regulatory mandated internal audit services, and SOX 404 requirements.   Personnel, occupancy and deposit service costs increases primarily relate to the full year costs borne in 2007 having to do with the acquisition of Northern Nevada Bank during November 2006.

Other factors of lesser import include a decrease of $260,000 or 15.5% in non-interest income.  This decrease is mostly due to the decreases in unrealized gains on trading equities which decreased $325,000 over 2006 and exchange fee income with a decrease of $285,000 over 2006.  These decreases in non-interest income were mitigated by increases in service charges on deposit accounts and other fees and charges which increased $355,000 over 2006.

One very positive factor during the year was net interest income before provision for loan losses, which amounted to $22.2 million, an increase of 39.3% over 2006.  This change brought about an increase in the Company’s net interest margin, from 3.74% in 2006 to 3.79% for 2007.  A negative factor concerning the Company’s net interest income is the $400,000 of interest income foregone as a result of loans placed on non-accrual during 2007. In addition, the Company has reported a provision for income taxes of $625,000 for the year ended 2007 as compared to $1.1 million for the year of 2006.

2006 over 2005

A primary contribution to the Company’s improvement in earnings in 2006 when compared to 2005 was a $6.2 million increase in net interest income.  This was brought about by average earning assets being approximately 48.8% greater during 2006 over 2005, and the Company’s net interest margin increase of 25 basis points to 3.74% compared to 3.49% for the year of 2005.  The increase in the net interest margin was almost solely due to continuing increased volumes, as rate and rate/volume changes nearly offset one another.

Another factor which contributed to the Company’s earning improvement in earnings during 2006 compared with 2005 is an increase of $910,000 or 118% in non-interest income.  This increase was mostly due to the substantial increase in unearned income on trading equities which increased $396,000 over 2005 and exchange fee income of $448,000 for 2006 with no corresponding income category for 2005.  A reduction in the provision for loan losses of $298,000 or 27.9% when comparing 2006 to 2005 was also a factor in the yearly earnings improvement for the period ending December 31, 2006.  The provision is determined pursuant to a quarterly comprehensive analysis of the allowance for loan losses.  The allowance is described in more detail in the Allowance for Loan Losses discussion section (see Appendix 8 & 9) herein.

Several factors mitigated the improved earnings discussed above.  These factors include the increase in non-interest expenses due to the continued internal growth of the Company and the acquisitions made during the year.  Non-interest expense for the year ending December 31, 2006 was $13.6 million, an increase of $4.8 million or 54.6%.  In addition, the Company reported a provision for income taxes of $1.1 million for the year ended 2006 as compared to a tax benefit of ($710,000) for the year of 2005.

2005 over 2004

The Company’s net income for the year ended December 31, 2005 was $1.4 million as compared to $281,000 for the year ended December 31, 2004.  The Company’s basic income per share for the twelve months ended December 31, 2005 was $.45 as compared to $.10 per share for the prior year ended December 31, 2004, while the Company’s return on average equity was 5.03% and 1.22% for the same periods, and return on average assets was 0.48% and 0.12%, respectively for 2005 and 2004.

The primary contribution to the Company’s earnings improvement in 2005 when compared to 2004 was a $3.0 million increase in net interest income.  This was brought about by average earning assets approximately 28% greater than the prior period, and the Company’s net interest margin increase of 37 basis points to 3.49% for 2005, from 3.12% for the year ended December 31, 2004.  The increase in the net interest margin was due more to continuing increased volumes and a redistribution of assets held, rather than any marked increase in interest earned on investment or loan portfolio assets.  The second most notable area of change in the Company’s reported results when one compares 2005 to 2004 was the removal of the valuation reserve in the Company’s deferred tax asset.  The Company’s prior tax-loss carry-forwards were substantially decreased by the results of 2005 operations.  However, the lack of historical loan losses impaired the Company’s ability to recognize the tax effect of the provisions for loan losses, and as a result a substantial deferred tax asset remained on the books and records of both the Bank and the Company.

Other changes included a $305,000 increase in the Company’s provision for loan losses, for the year ended December 31, 2005, when compared to the same period of 2004.  The provision for loan losses was $1.1 million for 2005 and $764,000 for 2004, an increase of 40%.  The provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan losses.  The allowance is described in more detail in the Allowance for Loan Losses discussion section (see Appendix 8 & 9) herein.

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

Net Interest Income and Net Interest Margin

The Company’s net interest margin depends on the yields, volumes, and mix of its earning asset components as compared to the rates, volume and mix of various funding sources.  The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets.  The Average Balances and Rates Table, (see Appendix 1), reflects the Company’s average balance sheet volumes of assets, liabilities, and stockholders equity; the amount of associated interest income or interest expense; net interest income; the average rate or yield for each category of interest earning asset or interest bearing liability; and the net interest margin for the periods noted.

Rate/Volume Analysis

Net interest income can be evaluated from the perspective of relative dollars of change in each period.  Interest income and interest expense, which are the components of net interest income are shown in Appendix 2 on the basis of the amount of any increases (or decreases) attributable to changes in the dollar levels of the Company’s interest-earning assets and interest-bearing liabilities (“Volume”) and the yields earned and rates paid on such assets and liabilities (“Rate”).  The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

2007 Over 2006

Net interest income before the provision for loan losses for the year ended December 31, 2007 was $22.2 million, as compared to $16.0 million for the same period in 2006.  This represents an increase of $6.2 million or about 39%.  As previously noted, net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings.  The amount by which interest income exceeds interest expense depends on two factors: the volume and mix of earning assets as compared to that of interest bearing liability portfolios.  The Company’s net interest margin is the net interest income expressed as a percentage of earning assets.  The margins for 2007, 2006, and 2005, are reflected in Appendix 1 which reflects the changes in interest rates earned on loans and investments, and rates paid on deposits and interest bearing liabilities held by the Company during the periods under review.

For the majority of the past three years the Company’s net interest margin has been impacted by three over-riding conditions.  The first is the continued rising interest rate environment of the previous two years or so brought about the actions of the Federal Open Market Committee, the second has been the continued improving general economic conditions of the local and regional markets in the prior periods with an increasing deterioration in these markets during the latter half of 2007, and the third is the continuing extremely competitive loan and deposit pricing of the major banks in the Company’s markets.  As a result, the Company’s net interest margin was 3.79%, and its interest rate spread was 3.06% for the year ended December 31, 2007, compared with 3.74% and 3.05%, respectively, for 2006.

The Company’s 4.36% earnings rate on its investment portfolio for the year ended December 31, 2007 as compared to 4.30% and 3.37% for the same periods in 2006 and 2005, respectively, was an increase of six basis points over 2006 or 1.4%.  This earning rate was favorably impacted by the increasing rate environment coupled with current period purchases, and heavy refinancing in the mortgage backed portfolio.

The Company uses an effective tax rate of 37% when calculating the tax equivalent yield of its state, county, and municipal investment portfolio. This is the same factor that was used in 2006; however, 34% was used for calculations during the year of 2005.  Approximately $21.4 million of the investment portfolio is comprised of tax exempt investments which is an increase of $6.8 million from the prior year.

The Company’s rates earned on its loan portfolio during 2007 increased four basis points to 8.46% or an increase less than 1%.  The significant increase in average loans outstanding was the primary contributor to the increase in loan interest income during 2007.  While the prime rate decreased three times from 8.25% to 7.25% during 2007, the weighted average prime rate increased nine basis points during 2007 when compared to 2006.  This resulted in the overall earning rate of 8.46% for the year ended December 31, 2007 a four basis point improvement from the 8.42% rate earned for the year ended December 31, 2006 and a one hundred and twenty seven basis point increase from the 7.19% earnings rate for the year ended December 31, 2005.

As a result of the foregoing, the Company’s gross interest earnings asset rate for the year ended December 31, 2007 was 7.70%, as compared to 7.27% for the same period of 2006, and 6.10% for 2005.

Interest expense for 2007, 2006 and 2005 was impacted by the escalating short-term interest rate environment previously noted, and competitive pressures in our local markets.  This caused the Company’s interest paid rate on all interest bearing liabilities to be 4.63% for the year ended December 31, 2007 as compared to 4.22% for the same period in 2006, and 3.23% for 2005. The Company’s overall net interest margin increased to 3.79% for the year ended December 31, 2007 as compared to 3.74% for the same period in 2006, and 3.49% for 2005.

Actual earning rates increased on the Company’s investments and loan portfolios over the year ended December 31, 2007 when compared to the same period in 2006; the change in asset mix combined with significant volume increases on total earning assets resulted in the most impact on interest income.  As a result, the Company’s yield on total earning assets increased by 43 basis points during the year ended December 31, 2007 when compared to the same period of 2006, and 117 basis points during the year ended December 31, 2006 when compared to the same period in 2005.   In contrast, interest bearing liabilities also had significant volume increases combined with liability mix changes which had an impact on net interest income.  The cost of interest bearing liabilities increased by 41 basis points during the year ended December 31, 2007 when compared to 2006, and 99 basis points during the year ended December 31, 2006, when compared with 2005.

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

Rate and rate/volume changes combined are shown to have brought about a decline of $1.2 million in net interest income for the year ended December 31, 2007 as compared to the same period of 2006 which had an approximately neutral position.  While the rate and rate/volume effect is negative, this was more than six times completely offset by increases in net interest income due to volume changes.  Total interest income on a volume basis substantially overshadowed the rate and rate/volume effects and accordingly net interest income rose by $6.3 million over the period due to positive variances in loan portfolio volumes.

The Company’s net interest margin is also impacted by changes in the mix of interest earning assets and interest bearing liabilities, as well as by changes in the relative level of non - earning assets (including cash and due from banks). The relative percentage of interest earning assets to interest bearing liabilities remained essentially unchanged in 2007 as compared to 2006.  For the years ended December 31, 2007 and 2006 net interest income increases were related solely to volume increases.

For the twelve months ended December 31, 2007 the average yield on the investment portfolio was 4.36%, while the average yield on the loan portfolio was 8.46% for a combined weighted yield of 7.70% on $587 million of average earning assets.

For the same period, the interest costs on deposit liabilities was 4.42% and 6.05% on other interest bearing liabilities, for a combined weighted average cost of 4.63% on $496 million of total average interest bearing liabilities.

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

The Company’s net interest margin was impacted by three over-riding conditions.  The first was the continued rising interest rate environment of the last year or so brought about the actions of the Federal Open Market Committee, the second was the continued improving general economic conditions of the local and regional markets, and the third was the continuing extremely competitive loan and deposit pricing of the major banks in the Company’s market.  As a result, the Company’s net interest margin was 3.74%, and its interest rate spread was 3.05% for the year ended December 31, 2006.

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

The Company uses an effective tax rate of 37% in calculating the tax equivalent yield of its state, county, and municipal investment portfolio.  Approximately $14.6 million of the investment portfolio is comprised of tax exempt investments which is an increase of $13.2 million from the prior year.

The Company’s rates earned on its loan portfolio over the same periods increased 123 basis points to 8.42% or an increase of about 17%.  The significant increase in loans outstanding and the change in asset mix contributed to the increase in loan interest income over the periods under review.  While the prime rate rose five times from 7.0% to 8.25% during 2005, the overall earnings rate of 8.42% for the year ended December 31, 2006 was noticeably improved from the 7.19% rate earned for the year ended December 31, 2005.

As a result of the foregoing, the Company’s gross interest earning assets rate for the year ended December 31, 2006 was 7.27%, as compared to 6.10% for the same period of 2005, and 4.79% for 2004.

Interest expense for 2006 and 2005 was impacted by the escalating short-term interest rate environment previously noted, and the Company’s interest paid rate on all interest bearing liabilities was 4.22% for the year ended December 31, 2006 as compared to 3.23% for the same period in 2005, and 2.06% for 2004. The Company’s overall net interest margin increased to 3.74% for the year ended December 31, 2006 as compared to 3.49% for the same period in 2005, and 3.12% for 2004.

Although actual earning rates increased on the Company’s investments and loan portfolios over the year ended December 31, 2006 when compared to the same period in 2005, the change in asset mix combined with significant volume increases on total earning assets resulted in the greatest change in interest income.  As a result, the Company’s net interest margin increased by 25 basis points during the year ended December 31, 2006 when compared to the same period of 2005, and 37 basis points over the year ended December 31, 2005 when compared to the same period in 2004.

Rate/volume changes are shown to have brought about the decline of $1.2 million in net interest income for the year ended December 31, 2006 relative to the same period of 2005.  While the rate/volume effect is negative, this was substantially offset by increases in net interest income due to rate changes.  Total interest income on a volume basis was five times the magnitude of the rate and rate/volume effects and accordingly net interest income rose by $6.1 million over the period due to positive variances in loan and investment portfolio volumes.

The Company’s net interest margin was also impacted by changes in the mix of interest earning assets and interest bearing liabilities, as well as by changes in the relative level of non - earning assets (including cash and due from banks). The relative mix of interest earning assets to interest bearing liabilities remained essentially unchanged in 2006 as compared to 2005.  Changes in the volume mix and rising rates had a positive impact on the weighted average yield on net interest spread.

For the twelve months ended December 31, 2006 the average yield on the investment portfolio was 4.30%, while the average yield on the loan portfolio was 8.42% for a combined weighted yield of 7.27% on $427 million of average earning assets.

For the same period, the interest costs on deposit liabilities was 4.08% and 5.21% on other interest bearing liabilities, for a combined weighted average cost of 4.22% on $358 million of total average interest bearing liabilities.

2005 over 2004

Net interest income before the provision for loan losses for the year ended December 31, 2005 was $9.8 million, as compared to $6.9 million for the same period in 2004.  This represented an increase of about $3.0 million or about 43%.

The Company’s net interest margin was impacted by three over-riding conditions.  The first was the continued rising interest rate environment of the last year or so brought about the actions of the Federal Open Market Committee, the second was the continued improving general economic conditions of the local and regional markets, and the third was the continuing extremely competitive loan and deposit pricing of the major banks in the Company’s market.  As a result, the Company’s net interest margin was 3.49%, and its interest rate spread was 2.87% for the year ended December 31, 2005.

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

The Company uses an effective tax rate of 34% in calculating the tax equivalent yield of its state, county, and municipal investment portfolio.  Approximately $1.4 million of the investment portfolio was comprised of tax exempt investments which was an increase of $1.3 million from the prior year.

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

Interest expense for 2005 was impacted by the rapidly escalating short-term interest rate environment previously noted, and the Company’s interest paid rate on all interest bearing liabilities was 3.23% for the year ended December 31, 2005 as compared to 2.06% for the same period in 2004, and 2.01% for 2003. Although the Company’s overall net interest margin increased to 3.49% for the year ended December 31, 2005 as compared to 3.12% for the same period in 2004, and 2.91% for 2003, prior to the fourth quarter of 2005, the Company’s net interest margin had not been as adversely affected by rising short-term interest rates on the liability side of the balance sheet.

Although actual earning rates increased in the Company’s investment and loan portfolios over the year ended December 31, 2005 when compared to the same period in 2004, the change in asset mix combined with significant volume increases in total earning assets resulted in the most impact on interest income.  As a result, the Company’s net interest margin increased by 37 basis points during the year ended December 31, 2005 when compared to the same period of 2004, and 21 basis points over the year ended December 31, 2003 when compared to the same period in 2002.

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

The Company’s net interest margin is also impacted by changes in the mix of interest earning assets and interest bearing liabilities, as well as by changes in the relative level of non - earning assets (including cash and due from banks).  On the asset side of the balance sheet, the relative increase in loan volumes as compared to investment volumes as a portion of average earnings assets, as well as the change in the loan to deposit ratio, had a greater impact on the weighted average yield on earning assets.

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

Non–Interest Income and Non–Interest Expense

2007 Over 2006

Non-Interest Income Overview:

The Company’s results reflected a lower level of non-interest income in the year ended December 31, 2007 than that ended December 31, 2006.  Please refer to Non-Interest Income and Non-Interest Expense Table Appendix 3 for additional specific information.  The overall ratio of non-interest income to average earning assets decreased to 0.24% from 0.39% for the year ended December 31, 2007 as compared to 2006, and 0.27% for 2005.

Non-Interest Expense Overview:

Total non-interest expenses increased to $18.3 million in the year ended December 31, 2007 from $13.6 million in the period ended December 31, 2006, and $8.8 million for the year ended December 31, 2005.  As a percentage of average earning assets, total non-interest expenses were 3.12% and 3.18% for the years ended December 31, 2007 and 2006, respectively, and 3.14% for 2005.  The dollar increase of approximately 35% for the year 2007 as compared to 2006, and the 55% increase for 2006 over 2005 reflect the continued additions to staff, offices, and data processing capabilities over time, as the Bank has continued its expansion in both northern Nevada and northern California over the periods under review.  Both geographic centers are anticipated to continue to grow more slowly over the foreseeable future, as the Company refines its marketing plans and growth strategies.

The Company’s efficiency ratio is mixed for the periods under review due to the Company’s substantial growth, as well as the variability in non-interest income.  The efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income.  Neither the provision for loan losses nor realized securities gains or losses is factored into the equation. The Company’s efficiency ratio was 77.5% for the twelve months ended December 31, 2007 versus 77.2% for the same period of 2006, and 83.4% for 2005.  Generally, while management was able to maintain a relatively constant non-interest expense to average earning assets ratio, it was unable to stem the reductions in non-interest income in the short run due to adverse money market conditions.  Generally speaking, a company’s efficiency ratio rises prior to growth spurts as increases are felt in staffing levels, geographic dispersion of operating units, and volumes of business activity.  Certainly, that has been the history of our Company prior to 2007.  Further, it is expected that this ratio falls as such additions are put to full and effective use – this is always our goal.  At the current time our ratio (although high) reflects the continuing growth of the Company.

Non-interest income:

Included in non-interest income is $436,000 in service charges on deposit accounts for the year ended December 31, 2007 which represented 30.7% of consolidated non-interest income, while the amount for the twelve months ended December 31, 2006 was $261,000 or 15.5%, respectively and $253,000 or 32.8%, respectively, for 2005.  Other service charges, commissions and fees are primarily comprised of safe deposit, referral income and other miscellaneous fees, for all periods under review. These fees increased $33,000 to $52,000 for the twelve months ended December 31, 2007 versus $19,000 for the same period in 2006, and $23,000 for 2005.

Loan documentation fees and other loan charges increased to $292,000 for the year ended December 31, 2007 as compared to $162,000 and $95,000 for the same periods in 2006 and 2005, respectively.  With the slowing economy, these fees and other loan charges may decline during 2008.

Pre-underwriting fees are a result of agreements with third parties whereby the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party.  These activities are primarily conducted in the Roseville, California office.  This activity may contribute some additional loan volumes to the Company, and provide additional sources of income based on sales of government guaranteed loans to financial intermediaries.  No absolute assurance can be given, however, that this will in fact, occur.  Pre-underwriting fees for the periods under review were $26,000 and $9,000 for the periods ending December 31, 2007 and 2006, respectively, and $25,000 for 2005.

Increases in the cash surrender value of bank owned life insurance amounted to $393,000 for the year ended December 31, 2007, compared to $307,000 for the same period in 2006 and $313,000 for 2005.

Exchange fee income is the result of agreements with investors whereby the qualified intermediaries perform activities pursuant to IRS code 1031 which allows investors to defer taxes on the exchange of investment property.  The Company earned $163,000 in exchange fee income for the year ending December 31, 2007 a decrease of $285,000 and such income represented 11.5% of consolidated non-interest income, compared with $448,000 income representing 26.6% of non-interest income for 2006.  There was no such income in prior years.  The decrease for 2007 primarily relates to the downturn in real estate related activity in all markets, which declined precipitously in the third quarter of the year.

The Company has a small equity portfolio which is held as a trading account.  Unrealized gains and losses are recorded in non-interest income.  The amount of net trading income was $118,000 for the year ending December 31, 2007, and represented 8.3% of consolidated non-interest income as compared to $443,000 or 26.3% for the same period in 2006 and $47,000 or 6.1% for 2005.  Management in late 2007 began to restructure the trading portfolio to produce more stable income streams from this portfolio, although no absolute assurances can be given that this will in fact occur.

As of January 1, 2007 the Company adopted FAS 159 Fair Value Option for Financial Assets and Financial Liabilities and FAS 157 Fair Value Measurements.  The Company applied FAS 159 to certain USDA/SBA loans that were acquired in late 2003 and early 2004.  Unrealized gains and losses on these fair value loans are recorded in non-interest income.  For the year ending December 31, 2007, the Company had $77,000 of unrealized losses on its fair value USDA/SBA loan portfolio.  In addition, the Company also recorded $5,000 of gains on the sale of such loans for the year ending December 31, 2007.  There was so such activity in any of the prior periods.

The total amount of non-interest income for the year ended December 31, 2007 included sales transactions of securities and other assets.  Net gains on the sale of securities amounted to $3,000 for the year ended December 31, 2007 as compared to net gains of $31,000 for the same period in 2006 and net gains of $12,000 for 2005.  In addition, the Company had a net gain on the sale of fixed assets of $11,000 for the year ending December 31, 2007 as compared to $2,000 and $4,000 for the years ending 2006 and 2005, respectively.

Non-interest expense

The largest increase for any specific category of expenses was in salaries and employee benefits, which were $1.9 million or 25.6% higher in the year ended December 31, 2007 when compared to the same period of 2006, and $3.4 million or 80.4% higher in 2006 than 2005.  Personnel costs approximated 52% of total non-interest expense and 1.6% of average earning assets during 2007 as compared to 56% and 1.8%, respectively, for 2006, and 48% and 1.5% respectively, for 2005.  This primarily reflects the Company’s addition of three office locations with the addition of Northern Nevada Bank in November 2006, and the new Rancho Cordova office during 2007.

The second greatest increase in non-interest expenses is in occupancy costs for the Company.  Occupancy costs amounted to $2.7 million as of December 31, 2007 as compared with $1.9 million at December 31, 2006 and $1.5 million for 2005.  This was due to four additional locations being added for the year, and normal increases in lease costs.  Total occupancy costs increased approximately $788,000 or 41.0% and represented 14.8% of total non-interest expense and 0.46% of average earning assets as of December 31, 2007.  This compares with the increase of 2006 over 2005 in the amount of $389,000 or 25.4% and costs which represented 14.1% of total non-interest expense and 0.45% of average earnings assets as of December 31, 2006.  In consideration of the delays in obtaining a permanent location for the Bank’s Spanish Springs (Sparks) branch and the downturn in the economy, the Company has decided to close the temporary Spanish Springs (Sparks) branch effective March 31, 2008.

The third largest increase in non-interest expenses was in deposit servicing costs which increased $641,000 or 139.7% to $1.1 million for the year ending December 31, 2007 as compared with $459,000 outstanding for the same period in 2006.  The 2007 increase includes core and non-core deposit intangible amortization of $480,000.  Deposit service costs were 6.0% and 0.19% of non-interest expenses and average earning assets, respectively for the year ended December 31, 2007.  The same costs were 3.4% and 0.11% for the year ended in 2006.  These increases were largely due to the increase in offices at the acquisition of Northern Nevada Bank.

The fourth largest increase in non-interest expense was in accounting, legal and other professional services.  These expenses combined increased a total of $928,000 to $1.5 million for the year ended December 31, 2007.  These costs were 8.2% of non-interest expense and 0.26% of average assets for the year ending in 2007.  This compares to $570,000 for the year ending in 2006 which was 4.2% of non-interest expense for the same period.  Internal, external auditing and tax expenses were $713,000, legal costs were $258,000 and other professional service costs were $527,000 for the year ended December 31, 2007 as compared with $251,000, $120,000 and $199,000, respectively, for the same period ending December 31, 2006.  The increases in these costs are directly related to the growth of the Company, regulatory mandates for increased internal audit reviews, and the implementation of SOX 404 requirements.  While some of these expenditures specifically included implementation costs, there is no guarantee that these costs will decline in the future.

The remaining non-interest expenses increased $419,000 for the year ended December 31, 2007 to $3.4 million as compared to $3.0 million for the same period in 2006.  These remaining expenses represented 0.59% of average assets for the year ended December 31, 2007 as compared to 0.70% for the same period in 2006.

In Appendix 3, each of certain other non-interest expense categories are shown with their related percentage of overall non-interest expense, so that one may view their contribution to the overall cost structure of the company. Further, the Company’s efficiency ratio is noted, as was explained above.

Management expects that non-interest expense will moderate as a percentage of average earning assets as the Company continues to further refine most areas of the Company’s cost structure, however, no assurance can be given that this, in fact, will occur.

2006 over 2005

Non-Interest Income Overview:

The Company’s results reflected a higher level of non-interest income in the year ended December 31, 2006 than that ended December 31, 2005.  The overall ratio of non-interest income to average earning assets increased to 0.39% from 0.27% for the year ended December 31, 2006 as compared to 2005, and 0.19% for 2004.  The “1031” company acquisitions contributed $448,000 or 27% of non-interest income which was unavailable in previous periods.

Non-Interest Expense Overview:

Total non-interest expenses increased to $13.6 million in the year ended December 31, 2006 from $8.8 million in the period ended December 31, 2005, and $6.2 million for the year ended December 31, 2004.  As a percentage of average earning assets, total non-interest expenses were 3.18% and 3.14% for the years ended December 31, 2006 and 2005, respectively, and 2.84% for 2004.  The increase of approximately 54% for the year 2006 as compared to 2005, and the 42% increase for 2005 over 2004 reflect the substantial additions to staff, offices, and data processing capabilities over time, as the Bank continued its expansion in both northern Nevada and northern California over the periods under review.  Both geographic centers continue to grow as the Company solidifies its position in these two markets.

The Company’s efficiency ratio for all the periods under review declined due to the Company’s substantial growth, with the increase in non-interest income.  The Company’s efficiency ratio was 77.2% for the twelve months ended December 31, 2006 versus 83.4% for the same period of 2005, and 84.3% for 2004.  Generally speaking, a company’s efficiency ratio rises prior to growth spurts as increases are felt in staffing levels, geographic dispersion of operating units, and volumes of business activity.  Certainly, that has been the history of our Company.  Further, it is expected that this ratio falls as such additions are put to full and effective use – this is always our goal.  At the current time our ratio (although high) reflects the continuing unabated growth of the Company.

Non-interest income:

Included in the increase in non-interest income is $261,000 in service charges on deposit accounts for the year ended December 31, 2006 which represented 15.5% of consolidated non-interest income, while the amount for the twelve months ended December 31, 2005 was $253,000 or 32.8%, respectively and $193,000 or 50.0%, respectively, for 2004.  The 2006 increase was impacted by a reduction in wire transfer fees of $24,000 compared to the year ending 2005.  Other service charges, commissions and fees are primarily comprised of safe deposit, referral income and other miscellaneous fees, for all periods under review. These fees decreased $4,000 to $19,000 for the twelve months ended December 31, 2006 versus $23,000 for the same period in 2005, and $20,000 for 2004.

Loan documentation fees and other loan charges increased to $162,000 for the year ended December 31, 2006 compared to $95,000 and $62,000 for the same periods in 2005 and 2004, respectively.

Pre-underwriting fees are a result of agreements with third parties whereby the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party.  These activities are primarily conducted in the Roseville, California office.  This activity may contribute some additional loan volumes to the Company, and provide additional sources of income based on sales of government guaranteed loans to financial intermediaries.  No absolute assurance can be given, however, that this will in fact, occur.  Pre-underwriting fees for the periods under review decreased to $9,000 from $25,000 for the periods ending December 31, 2006 and 2005, respectively, and $154,000 for 2004.

Increases in the cash surrender value of bank owned life insurance amounted to $307,000 for the year ended December 31, 2006, compared to $313,000 for the same period in 2005. There was no increase in cash surrender value of bank owned life insurance for the year ending 2004.

Exchange fee income is the result of agreements with investors whereby the qualified intermediaries perform activities pursuant to the IRS code 1031 which allows investors to defer taxes on the exchange of investment property.  The Company earned $448,000 in exchange fee income for the year ending December 31, 2006 and such income represented 26.6% of consolidated non-interest income; no such income was recorded in prior years.

The Company has an equity portfolio which is held as a trading account.  Unrealized gains and losses are recorded in non-interest income.  The amount of net trading income was $443,000 for the year ending December 31, 2006, and represented 26.3% of consolidated non-interest income as compared to $47,000 and 6.1% for the same period in 2005 and $110,000 and 26.2% for 2004.

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

The second greatest increase in non-interest expenses was occupancy costs for the Company.  Occupancy costs amounted to $1.9 million as of December 31, 2006 as compared with $1.5 million at December 31, 2005 and $1.3 million for 2004.  This was due to increased branch locations, and normal cost of living increases in lease costs.  Total occupancy costs increased approximately $389,000 or 25.4% and represented

14.1% of total non-interest expense and 0.45% of average earning assets as of December 31, 2006.  This compares with the increase of 2005 over 2004 in the amount of $202,000 or 15.2% and costs which represented 17.4% of total non-interest expense and 0.54% of average earnings assets as of December 31, 2005.

The third greatest increase in non-interest expenses was data processing costs for the Company.  Data processing costs amounted to $960,000 as of December 31, 2006 as compared with $733,000 at December 31, 2005 and $369,000 for 2004.  This was due to increased branch locations, upgrades to the Company’s IT infrastructure and web-sites as well as third party processing system upgrades.  Total data processing costs increased approximately $227,000 or 31.0% and represented 7.1% of total non-interest expense and 0.23% of average earning assets as of December 31, 2006.  This compares with the increase of 2005 over 2004 in the amount of $364,000 or 98.6% and costs which represented 8.3% of total non-interest expense and 0.26% of average earnings assets as of December 31, 2005.  As a result of the Company’s orientation towards being an integrated data provider, telephone and data communication costs have been higher than one might anticipate in a local community institution.  With eight offices in Nevada, two in California and one in Montana all inter-connected to our data center which provides on-line capabilities, the Company’s communication costs have not been unexpected. Based on the technology supported focus of the Company, it is expected that this higher cost area is likely to continue into the future.

The fourth largest increase in non-interest expenses was in deposit service costs which increased $200,000 or 77.2% to $459,000 for the year ending December 31, 2006 as compared with $259,000 outstanding for the same period in 2005.  Deposit service costs were 3.4% and 0.11% of non-interest expenses and average earning assets, respectively for the year ended December 31, 2006.  The same costs were 2.9% and 0.09% for the year ended in 2005.  These increases were largely necessitated by the increase in offices and growth of customer accounts in the Company.

2005 over 2004

The Company’s results reflected a higher level of non-interest income in the year ended December 31, 2005 than that ended December 31, 2004.  The overall ratio of non-interest income to average earning assets increased to 0.27% from 0.19% for the year ended December 31, 2005 as compared to December 31, 2004, and 0.77% for 2003.  The Company’s non-interest income, exclusive of BOLI and securities items, as a percentage of average earning assets, was 0.14% for the year ended December 31, 2005, as compared to 0.20% for 2004 and 0.34% for 2003.  The primary difference between the reported results was the previous extent of SBA loan pre-underwriting fees that declined over the past three years as that area has had lesser staff available for such endeavors.

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

The Company’s efficiency ratio for all the periods under review declined due to the Company’s substantial growth.  The Company’s efficiency ratio was 83.4% for the twelve months ended December 31, 2005 versus 84.3% for the same period of 2004, and 112.3% for 2003.  Generally speaking, a company’s efficiency ratio rises prior to growth spurts as increases are felt in staffing levels, geographic dispersion of operating units, and volumes of business activity.

Included in the increase in non-interest income is $206,000 in service charges on deposit accounts for the year ended December 31, 2005 while the amount for the twelve months ended December 31, 2004 was $136,000 and $75,000 for 2003.  The 2005 increase was based on the more consistent collection of monthly service charges and non-sufficient funds charges paid on higher deposit account volumes.  Other service charges, commissions and fees are primarily comprised of wire transfer and loan documentation fees, for all periods under review. These fees increased $26,000 to $165,000 for the twelve months ended December 31, 2005 versus $139,000 for the same period in 2004, and $97,000 for 2003.

Pre-underwriting fees are a result of agreements with third parties whereby the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party.  These activities are primarily conducted in the Roseville, California office.  This activity contributed some additional loan volumes to the Company, and provided additional sources of income based on sales of government guaranteed loans to financial intermediaries.  Pre-underwriting fees for the periods under review decreased to $25,000 from $154,000 for the periods ending December 31, 2005 and 2004, and $224,000 for 2003, respectively.

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

The Company has an equity portfolio which is held as a trading account.  Unrealized gains and losses are recorded in non-interest income.  The amount of unrealized net trading income was $47,000 for the period ending December 31, 2005, and represented 6.1% of consolidated non-interest income as compared to $110,000 and 26.2% for the same period in 2004.  The Company did not have a trading account for the year ending 2003.

The largest increase for any specific category of expenses was salaries and employee benefits, which were $1.5 million or 53.9% higher in the year ended December 31, 2005 than for the same period of 2004, and $719,000 higher in 2004 than 2003.  Personnel costs approximated 48% of total non-interest expense and 1.5% of average earning assets during 2005 as compared to 44% of total non interest expenses, and 1.3% of average earning assets for the same period in 2004, and 48% of total non-interest expenses and 1.8% of average-earning assets for 2003.  This reflects the Company’s addition of experienced professional staff during all three periods as it aligned its staffing levels to business plan requirements.  In addition to the growth of the Company, approximately $520,000 or 35% of the 2005 increase in salaries and benefits came as a result of premium expenses on the bank owned life insurance program.

The second greatest increase in non-interest expenses was data processing costs for the Company.  Data processing costs amounted to $733,000 as of December 31, 2005 as compared with $369,000 at December 31, 2004 and $200,000 for 2003.  This was due to increased branch locations, upgrades to the Company’s IT infrastructure and web-sites as well as third party processing system upgrades.  Total data processing costs increased approximately $364,000 or 98.6% and represented 8.3% of total non-interest expense and 0.3% of average earning assets as of December 31, 2005.  This compares with the increase of 2004 over 2003 in the amount of $169,000 or 84.5% and costs which represented 5.9% of total non-interest expense and 0.2% of average earnings assets as of December 31, 2004.

As a result of the Company’s orientation towards being an integrated data provider, telephone and data communication costs have been higher than one might anticipate in a local community institution.  However, with three offices in Nevada and one in California inter-connected out of state locations which provide on-line capabilities, the Company’s communication costs have been high.

The third largest increase in non-interest expenses was in other professional services which increased $211,000 or 82.1% to $468,000 for the year ending December 31, 2005 as compared with $257,000 outstanding for the same period in 2004.  Other professional services were 5.3% and 0.2% of non-interest expenses and average earning assets, respectively for the year ended December 31, 2005.  The same costs were 4.1% and 0.1% for the year ended in 2004.  These increases were largely necessitated by the increasing role of external professional staff evaluation of certain risk evaluated areas, as well as by compliance with Sarbanes-Oxley, and heightened asset liability and risk management practices.

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

The next largest area of non-interest expense was legal and accounting costs.  These costs amounted to $515,000 or 5.8% of total non-interest expense and 0.2% of average earnings assets for the year ended December 31, 2005.  Legal and accounting costs were approximately $519,000 or 8.31% of total non-interest expenses and 0.2% of average earning assets during 2004 and 3.87% of total non-interest expenses, as well as .14% of average earning assets for the same period in 2003.  Reported legal and accounting costs have been high primarily as a result of the Company’s continuing response to a lawsuit previously filed, and the additional legal support required in the purchases of two “1031” companies, such acquisitions which were completed in the first quarter of 2006.  Accounting costs themselves did not significantly change over the year 2004.

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for probable loan losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan losses.  Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to absorb losses inherent in the Bank’s loan portfolio. The loan and lease loss provision is determined by conducting a regular evaluation of the adequacy of the company’s allowance for loan and lease losses, and charging the difference, if any, to the current month’s expense.  This has the effect of creating volatility in the amount of charges to the Company’s earnings, based on loan growth, the particular types of loan growth, collateral values, debt service coverage, and various other factors.  See Appendices 8 & 9 for information regarding the activity in the Allowance for Loan Losses.  The provision is determined pursuant to a periodic comprehensive analysis of the Company’s loan portfolio and its allowance for loan losses, as previously described.

2007 over 2006 and 2005

For the year ended December 31, 2007 the Company’s provision for probable loan losses was $3.0 million, which was $2.2 million more than the $771,000, provided during the twelve months ended December 31, 2006, and $1.9 million  more than the $1.1 million provided in 2005.  The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses”.

For the year ending December 31, 2007 there were no substantive changes in loan concentrations, credit underwriting or credit terms, however, the year reflected a deterioration in loan quality which resulted in management’s decision to substantially increase the loan loss provision.  For the periods December 31, 2006, and 2005, there were as well, no substantive changes in loan concentrations, loan quality, or loan terms, and as a result, the change in the provision for loan losses was primarily related to loan portfolio growth.  See Appendix 6 regarding composition of the loan portfolio and Appendix 7 regarding the contractual maturities of the loan portfolio.

During 2007, however, we continued to refine and further evaluate certain assumptions and estimation methods related to each primary loan category including peer group and the Company’s loan loss histories.  The Company had previously sustained a very low level of loan charge-offs and, 2007 losses combined with a declining economic environment, substantially altered our view of certain assumptions made during better times.  To the current date, there have been no reallocations of the allowance for loan losses among different parts of the portfolio.

The Company also provides an allowance for undisbursed loan commitments, such allowance which is reported in other liabilities.  At December 31, 2007, this allowance totaled $199,000 and represented 0.04% of total gross loans.  At December 31, 2006 this allowance was $334,000 and represented 0.07% of total gross loans, as compared to $225,000 and 0.09% of the total gross loans reported at December 31, 2005.  The volume of this provision very closely follows the changes in the amount of loan commitments as a percentage of outstanding loans.  This percentage is currently 13.3%, as compared to 23.2% at December 31, 2006.

Provision for Income Taxes

The Company and its subsidiaries, with the exception of the two statutory trusts, file consolidated tax returns.  For financial reporting purposes, income tax effects of transactions are recognized in the year in which they enter into the determination of recorded income, regardless of when they are recognized for income tax purposes.

Income tax expense is the sum of two components: the current tax expense or provision and the deferred tax expense or provision.  Current tax expense is the result of applying the current tax rate to taxable income.

The deferred tax provision is intended to account for the fact that income on which the Company pays taxes in its returns differs from pre-tax income in the accompanying Consolidated Statements of Income.  Some items of income and expense are recognized in different years for income tax purposes than in the financial statements.  For example, the Company is only permitted to deduct from Federal taxable income, actual net loan charge-offs, irrespective of the amount of provision for credit losses (bad credit expense) recognized in its financial statements.  This causes what is termed a temporary difference.  Eventually, as loans are charged-off, the Company will be able to deduct for tax purposes what has already been recognized as an expense in the financial statements.  Another example is the accretion of discount on certain securities.  Accretion is the recognition as interest income of the excess of the par value of a security over its cost at the time of purchase.  For its financial statements, the Company recognizes income as the discount related to these securities is accreted.  For its tax return, however, the Company can defer the recognition of that income until the value is received at the maturity of the security.  The first example causes a deferred tax  asset to be created because the Company has recognized as an expense for its current financial statements an item that it will be able to deduct from its taxable income in a future year’s tax return.  The second example causes a deferred tax liability, because the Company has been able to delay until a subsequent year the paying of tax on an item of current year financial statement income.

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

Most of the Company’s temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes in the return for the year.  This results in a net deferred tax asset. Deferred tax assets are dependent for realization on past taxes paid, against which they may be carried back, or on future taxable income, against which they may be offset.  If there were a question about the Company’s ability to realize the benefit from the asset, then it would have to record a valuation allowance against the asset to reflect the uncertainty.  Given the amount and nature of the Company’s deferred assets, the past taxes paid, and the likelihood of future taxable income, management believes realization is assured for the full amount of the net deferred tax asset and no valuation allowance is needed.

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

At December 31, 2007 the Company has no operating loss carry-forward for federal income tax purposes as compared to December 31, 2006 and 2005, respectively, when the Company had approximately $217,000 and $1.2 million of operating loss carry-forwards for federal income tax purposes.  The Company recorded $625,000 of tax provision for the year ending December 31, 2007 as compared to a recorded $1.1 million tax provision for the year ending December 31, 2006 and compared to 2005 when the Company removed its deferred tax asset valuation allowance and accordingly reported a net tax expense credit of $710,000.  Refer to NOTE 9 of the financial statements for further discussion and analysis of the deferred tax assets.

Financial Condition

As a result of the failing national, state and regional economies, the Company has redefined its growth plans as evidenced by the decrease in total assets to $626.6 million at December 31, 2007 from $651.5 million at December 31, 2006 a reduction of about $24.9 million since year end 2006, and previous growth of about $267 million between December 31, 2006 and December 31, 2005.  Of the $267 million growth in 2006, approximately $150 million was due to the acquisition of NNB Holdings, Inc., and approximately $117 million of the growth was internal organic growth.  Between December 31, 2006 and December 31, 2007, total deposits decreased $47 million or approximately 9.2%, investment securities (not including the trading account) decreased over $12.6 million, or 13.6%, and gross loans grew by over $10.9 million, an increase of approximately 2.3%.

Historically the Company’s primary deposit growth has come from its branches and a specialized program of tax free real estate exchange deposits. At December 31, 2007, these exchange deposits totaled approximately $31 million and accounted for about 7% of the subsidiary bank’s deposits as compared with $70 million and 14%, respectively for 2006.  Management has intentionally allowed some of these deposits to depart the Bank and has replaced them with lower cost funding sources.

BALANCE SHEET ANALYSIS

INTEREST EARNING ASSETS

Investment Portfolio

The major components of the earning asset base for the Company are its investment securities and loan portfolios. The detailed composition and growth characteristics of both of these portfolios are very significant to any analysis of the financial condition as well as the results of operations of the Company. The Company’s investments are analyzed in this section, while the loan portfolio is discussed in a later section of this Form 10-K.

See Appendix 4 for a detailed schedule or securities available for sale and held to maturity and Appendix 5 for information regarding the contractual maturities of our debt securities.  Actual maturities will differ from contracted scheduled maturities because obligors may have the right to call for redemption or prepay obligations with or without call or prepayment penalties.

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued on December 31, 1993, the Company has classified its investments into three primary portfolios; “available for sale”, “held to maturity”, and “trading”.

The investment portfolio serves several purposes: 1) it provides liquidity to mitigate uneven cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits and borrowed funds; 3) it is a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is light; and 5) it may provide partially tax exempt income. During the Company’s growth since its inception  six years ago, deposit acquisition activities outpaced loan growth until the latter half of 2004.  As a result, the Company’s investment portfolio was the primary placement of interest earning funds over the first two and one half years of the Company’s existence.  Since that time, loan volumes have replaced investment volumes as the primary interest earning asset base.

The Company’s investment portfolio is primarily composed of six subsets: (1) liquid funds, which includes “Fed Funds Sold”, temporary sales of excess funds to correspondent banks, and money market funds with maturities of less than 30 days.  These items are not detailed as an element within the Company’s reported longer-term securities portfolio; (2) US Treasury and Agency issues for liquidity; (3) state, county and municipal obligations which may provide limited tax free income and pledging potential; (4) mortgage-backed securities for cash flow and enhanced earnings; (5) corporate bonds; and (6) other equity investments, some of which are readily marketable and carried in investments, and some of which are not readily marketable and are carried in other assets.  These latter items include equity in the Federal Home Loan Bank of San Francisco, Pacific Coast Bankers’ Bancshares and a passive investment in Carson River Community Bank, (“CRCB”), all of which are currently considered not to have readily determinable fair market values.  Other non-marketable investments include purchase fund costs in the Company’s 1031 subsidiaries and some shares of the Bank’s mutual workman’s compensation insurance carrier that went public.  At December 31, 2007, the amount of FHLB stock and Pacific Coast Bankers’ Bancshares (“PCBB”) equity shares was $4.6 million and $398,000 respectively, while the CRCB investment is $500,000 and the insurance shares are $138,000.  The amount of FHLB stock purchased is related to the Company’s extent of funds borrowed from the FHLB as of each reporting period.  These restricted investments are carried at cost and the FHLB stock value is determined by ultimate recoverability of par value.  The value of PCBB stock will be ultimately determined by earnings, marketing considerations, and the number and health of banks within PCBB’s customer base.  For discussion purposes, when we refer to the securities portfolio, we mean investment portfolio subsets 2-5, which are listed as our available-for-sale securities and our held-to-maturity securities on our reports of condition.  The relative distribution of these groups within the overall portfolio has varied over the periods noted, especially as regards the extent of agency, mortgage-backed, state, county and municipal obligations, other equity and corporate investments held.  They may vary in volume based on investment rates paid, perceived value in a rising or falling interest rate environment, and various other factors having to do with current FOMC activities and money market conditions.  The trading portfolio consists of equity investments in listed stocks on the national exchanges.  In some instances covered call options were written against issues carried in this portfolio.

Total investment securities were approximately $80 million at December 31, 2007, exclusive of temporary overnight placements of about $313,000 held in liquid money market funds.  This compares to $93 million of investment securities and about $1.8 million in overnight placements and liquid money market funds at December 31, 2006.  The securities portfolio decreased approximately $13 million or 14% at December 31, 2007 as compared with the same period in 2006.  The majority of the decrease was represented by agency and mortgage-backed investments which declined during 2007.

Total investments averaged approximately $108 million for the year ended December 31, 2007, a 8% decrease from the approximately $118 million average reported at December 31, 2006.  The most noticeable difference in the portfolio was the addition of a greater volume of municipal securities and preferred securities as compared to the previous period.  This growth was offset by the reduction in agencies and mortgage-backed investments noted previously.  The Company has been successful in modifying its balance sheet allocation activities to achieve greater earnings through loans than was possible in prior periods.  The investment portfolio for the years ended December 31, 2007, 2006 and 2005 comprised 18%, 28% and 28%, respectively, of average earning assets.

Concentrations of investments or securities held exceeding 10% of stockholders’ equity are as follows:  the current book value of held to maturity pass through securities issued by FNMA and FHLMC at December 31, 2007 was $18.5 million, with a market value of $18.3 million, while at December 31, 2006 this amount was $21.7 million with a market value of $21.2 million.  For the date of December 31, 2007 the amount of mortgage backed pass through securities guaranteed by GNMA was $1.4 million with a market value of $1.4 million, while at December 31, 2006 this was $1.9 million with a market value of $1.8 million.  Other held to maturity mortgage backed CMO’s issued or guaranteed by FNMA, FHLMC or GNMA at December 31,

2007 were $7.5 million with a market value of $7.5 million, while at December 31, 2006 this amount was $10.6 million with a market value of $10.4 million.  The current book value of available for sale pass through securities and preferred securities issued by FNMA and FHLMC at December 31, 2007 was $11.0 million with a market value of $10.9 million.  For the year 2006 no such concentration existed.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security or portfolio, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rate.  The effective duration of the Company’s investment portfolio at December 31, 2007 is 2.62, as compared with 2.53 and 2.38 as of the same date in 2006 and 2005, respectively.  This slight increase in duration during the year was the result of changes in market rates of interest as well as the additions of generally longer term to maturity municipal securities purchased during the year as a portion of the overall investment portfolio.

Loan Portfolio

The major component of interest earning assets is the Company’s loan portfolio.  A detailed review of the composition and characteristics of this portfolio is important to any analysis of the financial condition and results of operations of the Company.

A comparative schedule of the distribution of the Company’s loans at December 31, 2007, 2006 and 2005 is presented in Appendix 6, Composition of The Loan Portfolio.  The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that particular category.  Further, the figures noted for each category are presented as percentages, for ease of reviewer analysis.  For each period reported, there are no loans being serviced by the institution for the benefit of others, except participation loans sold during the normal course of business.  Further, no loans, other than the USDA/SBA fair value loans, are considered held for sale.

Gross loans including USDA loans at fair value have increased by about $11 million, or over 2% to almost $475 million during the twelve months ended December 31, 2007.  As one can see in Appendix 6, the largest volume change between December 31, 2007 and December 31, 2006 has been the increase of the Company’s term real estate secured loan portfolio, followed by the commercial portfolio.  These portfolios increased by about $17 million and $13 million respectively, and comprised almost all loan growth during the twelve months ended December 31, 2007.  This growth was offset by the reduction of $8 million in the real estate construction portfolio and $12 million in the fair value USDA/SBA portfolios.  Internal growth has been accomplished primarily in the increased activity levels of the Company’s Roseville, and Rancho Cordova, California offices. This growth may portend well for the diversification of risk within the Company’s large and growing loan portfolio.  While the types of credits granted in this market are not extremely dissimilar from those granted in the northern Nevada market, the fact that these areas are separated by a mountain range and are in different states subject to differing regional economies and governmental regulations reflects the added benefit of geographic risk dispersion within the Company’s overall loan portfolio.

Real Estate Lending

The Banks’ lending activities consist of the origination of both construction and permanent loans on residential and commercial real estate.  The Bank would only rarely make a residential mortgage loan. The Bank actively solicits real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to their offices.  The Bank’s lending policies generally establish loan to value guidelines that are less than regulatory limits. The Bank does not originate either conventional or sub-prime 30 year residential mortgages.  The Bank also provides interim construction financing for single-family dwellings.  The Bank also makes lot acquisition loans to borrowers who intend to construct their primary residence on the respective lot.  These loans are generally for a term of three to five years and are secured by the developed lot.

Land Acquisition and Development Loans

Where real estate market conditions warrant, the Bank makes land acquisition and development loans on properties intended for residential and commercial use.  These loans are generally made for a term of 18 months to two years and secured by the developed property with a loan to value not to exceed 80% of cost or 70% of market value, whichever is less.  The loans are made to borrowers with real estate development experience and appropriate financial strength.  Generally it is required a certain percentage of the development be pre-sold or that construction has been pre-qualified for a term take-out by the Company.

Commercial Real Estate Loans

Loans are made to purchase, construct and finance commercial real estate properties.  These loans are generally made to borrowers who own and will occupy the property.  Loans to finance investment or income properties are made, but require additional equity and a higher debt service coverage margin commensurate with the specific property and projected income.

Consumer Lending

The majority of all consumer loans are secured by real estate, automobiles, or other assets.  The Bank intends to continue adding such loans due to their short-term generally fixed rate nature, generally between three months and five years, with an average term of approximately two years.  Moreover, interest rates on consumer loans are generally higher than on other types of loans.  The Bank also originates second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are less than 80% of the current appraised value of the property.

Credit Risk Management

The Company’s credit risk management includes appropriate credit policies, individual loan approval limits and committee approval of larger loan requests.  Management practices also include regular internal and external credit examinations, management review and quarterly monitoring of loans experiencing deterioration of credit quality.

Loan Approval Limits

Nevada Security Bank’s Board of Directors has voted to allow a Directors Loan Committee (“Committee”)  to approve up to 90% of the Bank’s legal lending limit in regard to loans secured by real estate and listed stocks and bonds.  In addition, the Committee is able to approve all other loans up to 50% of the bank’s legal lending limit.  All higher limits must be approved by the Board of Directors.  Cash secured loans are excluded from these limits.

The Committee has established individual loan limits for senior lenders and a threshold of loan limits for approval by a combination of senior lenders.  The Committee approves loans above these thresholds after the recommendation of the Chief Credit Officer.

Loan Origination and Other Fees

In addition to interest earned on loans, the Bank receives loan origination fees for originating loans. Loan fees generally are a percentage of the principal amount of the loan, are charged to the borrower, and are normally deducted from the proceeds of the loan.  Loan origination fees are generally 1.0% to 1.5% on real estate loans and .5% to 1.5% on commercial loans.  Consumer loans require a flat fee as well as a minimum interest amount.  The Bank also receives other fees and charges relating to existing loans, which include charges and fees collected in connection with loan modifications and tax service fees.

Loan Maturities

Appendix 7, the Scheduled Contractual Maturities of the Loan Portfolio presents the contracted maturity distribution for each major category of our loan portfolio and the sensitivity of such loans to changes in interest rates at December 31, 2007.

Off – Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $62.9 million at December 31, 2007 as compared to $107.5 million and $71.2 million at December 31, 2006 and 2005, respectively.  These commitments represented about 13%, 23% and 29% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters of credit totaled $714,000, $545,000 and $293,000 at December 31, 2007, 2006 and 2005, respectively.   This total represented an insignificant portion of total commitments outstanding at each noted date.

The importance to and effect on the Company’s revenues, expenses, cash flows, liquidity, capital resources and market risk from the unused portion of the commitments to provide credit cannot be reasonably predicted since there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, please refer to NOTE 11 to the financial statements.

Non–Performing Assets

We manage asset quality and control credit risk through the application of policies, practices and procedures designed to promote sound underwriting and loan monitoring, and the diversification of the loan portfolio.  The loan administration function is charged with monitoring asset quality and establishing credit policies, practices and procedures which are thorough and consistently enforced.  The Company has ten non-accrual loans totaling $5.6 million as of December 31, 2007.  At December 31, 2006 the Company had two loans on non-accrual which totaled $549,000.

	December 31, 2007		December 31, 2006
		Estimated		Estimated
	Active	Inherent	Active	Inherent
	Balance	Loss	Balance	Loss
	(Dollars in thousands)
Non-Performing Loans
Construction, Acquisition and Development	$2,744	$150	$—	$—
SBA Guaranteed	2,889	—	549	—
Total Non-Performing Loans	5,633	150	549	—

Other Real Estate Owned
OREO	800	—	—	—

Total Non-Performing Assets	$6,433	$150	$549	$—

For 2007 all non-performing SBA loans have been written down to the SBA guaranteed portion.  Non-performing construction, acquisition and development loans have been evaluated and management believes that collateral values are sufficient to mitigate any loss potential except as noted.  The OREO property was written down to estimated fair market value as it was placed in the Company’s OREO portfolio.  Management believes that the property has sufficient value to mitigate any loss potential, however, no assurance can be given that further loss will not in fact occur.  For 2006 both loans were collateralized and had partial SBA guarantees which mitigated any loss potential.  At all prior periods under review, we had no non-performing assets.

The evaluation of these factors of risk is performed by independent third party review firms that employ credit professionals to determine our adherence to previously established internal guidelines.  These evaluations include many factors, such as loan growth, changes in the composition of the loan portfolio, delinquencies, general economic conditions that could impact the value of collateral, management’s general assessment of loan portfolio quality, and other trends and conditions.  Further, such independent external reviews include evaluating the financial strength of the borrowers, the value of applicable collateral, any prior loan loss experiences, the growth in the loan portfolio, and other conditions.  During the twelve months ended December 31, 2007, four such evaluations were conducted, as was an evaluation of the adequacy of our loan loss allowance and the methodology employed in its adequacy testing.  In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, review loan quality and the adequacy of the allowance for loan losses.  There most recent review was conducted in January, 2008.

Non-performing assets are comprised of the following:  loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual when they become 90 days past due); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and other real estate owned (“OREO”).  Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal and/or interest on the loan.  At that point, the Company stops accruing income from the interest on the loan, reverses any uncollected interest that had been accrued but unpaid, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt.  These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued.

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

We employ a systematic methodology for determining the allowance for loan losses that includes a monthly review process and quarterly adjustment of the allowance.  Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics that could lead to impairment, as well as a detailed review of other loans (either individually or in pools).  While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans are also to some extent, based on management’s judgment and experience.

Peer data for all institutions reported in the Uniform Bank Performance Report for the State of Nevada reflects an allowance for loan losses of 1.12% of total loans at December 31, 2007.  This compares to the

National Peer Group 3 (all insured commercial banks having assets between $300 million and $1 billion) ratio of 1.20% as of the same date.  For the National Peer Group, loan losses were reported at .18% of average total loans outstanding, on an annualized basis for the period ended December 31, 2007, while it was reported at .11%, for the period ended December 31, 2006 and .08% for the year ended December 31, 2005.

As reported in appendix 8 the Company’s allowance for loan losses as a percent of gross loans including fair value loans was 1.53% as of December 31, 2007. The Company had net loan losses of $1.2 million for the year ended December 31, 2007.  At December 31, 2006 the Company’s allowance for loan losses as a percentage of gross loans was 1.17% and the Company had no loan losses for the year.

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

Qualitative factors include the general economic environment nationwide and in our specific geographic markets and indications of economic activity in key industries in the northern Nevada and northern California markets.  The way a particular loan might be structured, the extent and nature of conditional waivers of existing loan policies, the results of bank regulatory examination, model imprecision, and the rate of portfolio growth are additional qualitative factors that are considered.

Appendix 8 summarizes the activity in the Allowance for Loan Losses for the periods indicated.

Appendix 9 provides information regarding the allocation of the Allowance for Loan Losses.

Management believes that the ALL at December 31, 2007 is sufficient to absorb losses inherent in the loan portfolio.  This amount is based on the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.  In addition, however, we carry an allowance for undisbursed loan commitments which is reported as an “other liability.”  At December 31, 2007, 2006 and 2005, such allowance totaled $199,000, $334,000 and $225,000, respectively, and represented 0.32%, 0.32% and 0.32% of loan commitments outstanding, respectively, and 0.04%, 0.07% and 0.09% of total gross loans, respectively.

NON–INTEREST EARNING ASSETS

Non-earning assets are those assets that by their characteristics do not generate interest income for the Company.  Generally speaking, a financial institution would prefer to minimize such assets, which are primarily composed of cash and due from balances, premises and equipment, bank owned life insurance, intangibles and “other” assets.  At December 31, 2007, 2006 and December 31, 2005 such assets totaled about $64 million, $72 million and $19 million, and represented approximately 10%, 11% and 5% of total assets, respectively. At December 31, 2007 this total is comprised of $31 million goodwill, $9 million non-interest bearing cash and due from banks, $10 million bank owned life insurance, $7 million in property and equipment, $3 million in accrued interest receivable and $4 million in other assets.

Cash and Due From Banks

Cash on hand and balances due from correspondent banks amounted to $14 million as of December 31, 2007 of which nearly $5 million is interest bearing mostly related to activities of the 1031 qualified intermediaries.

The remainder represents a major portion of the Company’s non-earning assets.  At December 31, 2007, non-interest bearing cash and due from banks totaled $9 million, and comprised about 1% of total assets and about 14% of total non-earning assets, as compared to about 2% and 20%, respectively, of total assets and non-earning assets at December 31, 2006.

Bank Owned Life Insurance

At December 31, 2007, the Company had $9.5 million in Bank Owned Life Insurance (“BOLI”) classified as a non-earning asset, as compared to $11.9 million for the same period in 2006. Approximately $3.5 million was acquired in the purchase and merger of NNB Holdings, and Northern Nevada Bank.  The $3.5 million of BOLI acquired in the merger of NNB Holdings was pre-refunded during 2007.  BOLI is an insurance policy with a single premium paid at policy commencement.  Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company.  The costs of certain benefit plans added by the Company in 2005 are “funded” with BOLI income, projected to have a tax-equivalent return of about 5%.  No assurance can be given that this return will be fully realized, however.

Premises and Equipment

Fixed assets totaled $7.5 million of non-earnings assets at December 31, 2007, representing about 12% of such total at December 31, 2007 as compared to $7.9 million or 11% at December 31, 2006.  The Company acquired about $4.5 million in land, buildings and fixed assets during the acquisition of NNB Holdings Inc., and Northern Nevada Bank during November of 2006.

The net book value of the Company’s premises and equipment decreased by $345,000, or 4%, in 2007. The Company’s net premises and equipment were approximately 1% of total assets at December 31, 2007, and 2006.  At December 31, 2007 there were no material commitments for capital expenditures, nor were there any fixed or long lived assets held for sale or impaired in value.

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter.  Depreciation and amortization were approximately $1.0 million for the year ended December 31, 2007 as compared to $650,000 during 2006.  Appendix 10, Premises and Equipment reflects the balances by major category of fixed assets.

Intangible Assets

Intangible assets represented the largest single component of non-earning assets with a total of $31.0 million as of December 31, 2007 and 2006.  Intangible assets consist of several identified intangible assets like “Core Deposit Intangible”, which are amortized over their useful lives and a general intangible of goodwill which is subject to an annual impairment test.  The Company had identifiable intangibles of $1.1 million and $2.4 million as of December 31, 2007 and 2006, respectively, related to the acquisition of NNB Holdings, and Northern Nevada Bank.  The general intangible goodwill is comprised of three components which are: the acquisition of NNB for approximately $24 million, Granite Exchange for $5 million and CNA Trust for $500,000.

Other Assets

Other assets are primarily composed of accrued interest receivable on investments and loans, certain prepaid accounts, deferred tax assets, and items in process of review and determination as to their ultimate disposition.  These amounts were $7.3 million, $8.0 million and $3.3 million as of December 31, 2007, 2006 and 2005, respectively.  Of the total “other assets”, accrued interest receivable represented 40%, 42% and 51% at December 31, 2007, 2006 and 2005, respectively.

Deferred tax assets amounted to approximately $3.1 million and represent nearly 42% of the “other assets” category, for the year ended December 31, 2007, as compared to approximately $1.7 million and 22% for 2006.  Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expenses in its financial statements that it has been allowed to deduct for taxes; therefore, the Company’s deferred tax asserts typically exceed its deferred tax liabilities.  The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation and securities depreciation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs.  Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the tax deferred tax assets or the Company’s future taxable income potential would preclude the full realization of all amounts in future years.

Deposits

Deposits are the most important source of the Companies’ funds for lending and other business purposes.  In addition, the Bank derives funds from loan repayments, advances from the FHLB of San Francisco, repurchase agreements, treasury term borrowings, and loan sales.  Loan repayments can be a relatively stable source of funds, while interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and money market conditions.  Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels.  They also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets.  Deposits obtained through the subsidiary Bank have traditionally been the principal source of funds for use in lending and other business purposes.  Currently, the Bank has a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates.  These programs include regular statement savings, interest-bearing checking, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, non-interest demand accounts, 1031 QI accounts, and individual retirement accounts.  Deposits are obtained primarily from individual and business residents of the Company’s northern Nevada and northern California market areas.

An important balance sheet component impacting the Company’s net interest margin is the composition and cost of the Company’s deposit and other interest bearing liability base.  Net interest margin is improved to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, which are non-interest bearing demand, NOW accounts, savings accounts, money market deposit accounts (MMDA’s) and time deposits under $100,000.

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

In addition to these sources, however, the Company has a deposit acquisition officer assigned to real estate related companies, who is responsible for developing growth in this deposit class.  As a result of such activities, the Company has generated $31 million of savings deposits related to that source of endeavor at December 31, 2007, which represented about 7% of total deposit accounts.  At December 31, 2006 this type of savings deposit approximated $70 million and represented about 14% of deposit accounts.

An additional source of deposit growth for the Company during 2007 was the acquisition of time certificates of deposits under $100,000 from deposit broker sources.  These bulk deposits issued in denominations of less than $100,000 amounted to $153.8 million, and $135.5 million as of December 31, 2007, and 2006, respectively.  The average maturity of these deposits is about one year.  These funds were acquired as part of the Company’s asset liability management process and are covering a portfolio of term loans that have a next re-pricing date on average of approximately one and a half times the same period.

As illustrated in the Average Balances Sheet (see Appendix 1), the average rate paid on interest bearing deposits increased to 4.42% during the year ended December 31, 2007 from 4.08% and 3.17% for the years ended December 31, 2006, and 2005, respectively.  Average interest bearing deposit volumes increased by about $116 million, or approximately 37% for the year ended December 31, 2007 over the year ended December 31, 2006.

One of the primary differences between deposit volumes at December 31, 2007, when compared to December 31, 2006, is the growth of $20 million in certificates of deposit under $100,000.  The major portion of this growth was in the bulk deposit sourcing discussed above which carried market rates of interest slightly higher at inception than deposit rates in the local market.  As local deposit rates increased over much of 2007, however, such rates were below advertised rates for time deposits with similar terms to maturity.  As money market conditions weakened over late 2007 and into 2008, however, brokered funds have again become a lower cost source of funds when compared to local competitive rates for deposits are published in northern Nevada and northern California markets.  As a result, funding sources became quite fluid in the last few months of 2007 and the first two months of 2008.

NOW deposits decreased approximately $1.5 million to $9.4 million or 13.6% at December 31, 2007 as compared with $10.9 million outstanding as of December 31, 2006.  Average NOW accounts represented 2.6% of average interest bearing liabilities as of December 31, 2007 as compared to 2.5% for the same period in 2006.  Savings accounts decreased $38.4 million to $39.4 million for year ended December 31, 2007 versus $77.8 million for the year ended 2006.  The majority of this decrease is due to reduced rates paid on certain non-affiliated 1031 exchange accounts which encouraged those deposits to leave the Bank.  Average savings accounts were 16.9% and 25.6% of average interest bearing deposits for the years ended December 31, 2007 and 2006, respectively.

MMDA accounts declined $9.1 million to $98.0 million at December 31, 2007.  Average MMDA accounts represented 25.3% and 35.9% of average interest bearing deposits as of December 31, 2007 and 2006, respectively.

Time certificates of deposit under $100,000 (including all IRA’s), increased $19.4 million to $179.7 million or 12%, at December 31, 2007 as compared to $160.3 million as of December 31, 2006.  Average time certificates of deposits under $100,000 (including all IRA’s) amounted to 40.4% of average interest bearing deposits as of December 31, 2007 as compared to 22.5% for the year ended December 31, 2006.

Potentially, the most volatile deposits in a financial institution are the large certificates of deposits, those generally over $100,000.  Because these deposits, when considered with other customer specific deposits, may exceed the maximum amount of FDIC insurance for an account, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000.  The Company may find such certificates to be more volatile than those generated within its branches from traditional sources; however, as branches generate additional deposit growth, this effect is somewhat mitigated.  Refer to Appendix 11, Maturity Schedule of Time Certificates of Deposit for more information.

Non–Interest Bearing Liabilities

Non-interest bearing deposit liabilities are an integral part of a financial institution’s funds portfolio.  These consumer and business checking accounts provide a relatively stable source of investable funds which are considered among a financial institution’s core deposits.  Non-interest bearing demand deposits totaled $65.4, $73.7 and $49.4 million, respectively, and comprised about 14.5%, 14.8% and 14.6%, of total deposits at December 31, 2007, 2006 and 2005 respectively, and averaged about 12%, 12% and 14% of total average deposits for each of the twelve months ended December 31, 2007, 2006 and 2005, respectively.

Accrued expenses and other liabilities totaled $3.9 million and $6.1 million respectively at December 31, 2007 and 2006, and are primarily represented by amounts calculated for interest payable and other expenses accrued but unpaid, minority shareholder interests, and certain clearing amounts.  Accrued interest payable amounted to $1.0 million during the twelve months ended December 31, 2007 and $1.5 million for 2006.  Reserve for taxes payable amounted to a negative $0.9 million as of December 31, 2007 and was $0.8 million as of December 31, 2006.  Accounts payable and other accrued expenses amounted to $3.9 million and $3.8 million for the years ended December 31, 2007 and 2006, respectively.  Minority shareholder interest amounted to $1.1 million at December 31, 2007 and $1.4 million as of 2006.  The majority of the reduction occurred with the acquisition of 5% additional ownership during the first quarter of 2007.

Other Borrowings and Subordinated Debt

We may occasionally use Fed funds purchased and short-term Federal Home Loan Bank (“FHLB”) borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  Uncommitted lines are available from several correspondent banks, however, the borrowing line at FHLB is dependent on the level of pledged collateral and the extent of FHLB equity held.  There was a total of $100 million available from this source at December 31, 2007 and $56 million at December 31, 2006, less funds drawn, as noted below.  Such funds were made available on an overnight, index based rate at both December 31, 2007 and 2006.

These lines of credit available to us under various agreements with the Federal Home Loan Bank of San Francisco, Pacific Coast Bankers’ Bank, and Zions National Bank are generally available under specified conditions.  The extent of pledged collateral available, the amount of the line and the period over which funds can be drawn may be subject to terms and conditions set forth in an underlying letter of understanding.  At the current time, management is not aware of any known events, demands, trends or uncertainties that would likely result in the termination or material reduction in availability of our off-balance sheet borrowing arrangements.  Should such availabilities be substantially reduced, management would look to other internal and external sources of liquidity to support any reduced availability from current lines, although no absolute assurance can be given that this, in fact, would occur.  As of December 31, 2007 the Company had $70.5 million in advances outstanding from the FHLB as compared to December 31, 2006, when $31.0 million had been drawn.  Included in the total advances the Company holds $8 million in term advances from the FHLB as a result of the merger with NNB Holdings, and Northern Nevada Bank.  As of December 31, 2007 the Company had drawn $110,000 on one of its overnight fed fund lines of credit.  There were no such advances as of December 31, 2006.

With the acquisition of the 1031 qualified intermediaries the Company acquired debt of $187,000 to another financial institution and the Company also issued two notes payable of $265,000 each, due in one and two years.  These notes were carried at prime and interest was payable at maturity.  All of these notes payable and acquired debt were paid in full as of December 31, 2007.

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

Economic Value of Equity

The changes in net interest income under rising and declining rate scenarios are typically expected to bear a linear relationship.  The exposure to declining rates is disproportionate in these simulations, however, because some of the Company’s variable deposit rates may be close to a perceived floor.  As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin.  This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline.

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

The amount of change in economic value under different interest rate scenarios is dependent upon the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument.  As a general rule, fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline, while fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios.  The longer the maturity of the financial instrument, the greater the impact a given rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are also projected based on management’s best estimates.  We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular.

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets.

Capital Resources

At December 31, 2007, the Company had total shareholders’ equity of $74.8 million, comprised of $73.8 million in common stock and surplus, $2.1 million in retained earnings, and $1.1 million in accumulated other comprehensive loss.  Total shareholders’ equity at the end of 2006 was $73.6 million.  The Company’s wholly owned subsidiary, Nevada Security Bank, was required by the FDIC to maintain an 8% capital ratio during its first three years of operation.  Due to the Bank’s substantial growth, the Company contributed additional capital to the Bank in 2006 to assure that the mandated ratio was not breached and none was needed in 2007.

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

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Bank and the Company.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines.  Based on current regulatory definitions, the Bank is well capitalized, which is the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.  The Company’s current capital position exceeds minimum thresholds established by industry regulators.

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

Tier 2 Capital includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.  At December 31, 2007 Nevada Security Bank’s total risk based assets were $520.4 million.  At December 31, 2006, 2005 and 2004, the Company’s total risk based assets were $543.7 million, $516.1 million and $279.3 million, respectively.  This roughly indicates the intensity of capital usage when compared to total reported assets as noted elsewhere in the body of this report.

Appendix 15 sets forth the Bank’s and the Company’s regulatory capital ratios as of the dates indicated.

Impact of Inflation

A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories.  Inflation can have an impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to asset ratio.  Inflation has been minimal for the past several years and as such has had little or no impact on the financial condition and results of operations of the Company during the periods discussed herein.

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

Liquidity

The liquidity of the Company is comprised of three primary classifications:  Cash flows from or used in operating activities, cash flows used in investing activities, and cash flows provided by financing activities.  Net cash provided by or used in operating activities consists primarily of net income or loss adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the twelve months ended December 31, 2007 net cash used in operating activities was about $7.4 million, compared to operating activities which provided $11.5 million for the same period of 2006. The deterioration for the twelve months ended December 31, 2007 over the same period of 2006 was primarily as a result of the reduction in the exchange activity and increases in the provision for loan losses caused by the difficulties in the real estate markets in the latter part of 2007.

Net cash used in investing activities, consists primarily the of activities of securities and loans, was approximately $2.6 million for the twelve months ended December 31, 2007 as compared to $99 million for the twelve months ended December 31, 2006. The change in investing activities for 2007 was primarily due to the lower loan origination activities and the shrinkage of the investment portfolio as a result of economic factors in local markets felt by the Company during 2007.

Net cash provided by financing activities for prior periods overwhelmingly reflects the deposit growth of the organization.  For the twelve months ending December 31, 2007, however, the net cash used in financing activities was $14.6 million, as compared to cash provided by financing of $79 million for the same period of 2006.  This change from 2006 acknowledges balance sheet management which reflected reduced activity in deposit origination and retention of high cost deposits.

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

As of December 31, 2007, non-pledged securities comprised about $34.6 million or 43% of our securities portfolio.  Other forms of balance sheet liquidity on that date include vault cash and balances due from banks which totaled $14 million.  In addition to the liquidity inherent in our balance sheet, we have off-balance-sheet liquidity in the form of lines of credit from two correspondent banks.  Availability on these lines totaled approximately $11.4 million at December 31, 2007.  We manage our liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.  At December 31, 2006 all non-pledged investments were approximately 31% of our securities portfolio.

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

The Bank Holdings is a company separate and apart from Nevada Security Bank.  It must provide for its own liquidity.  The private placement which closed August 6, 2006 provided equity with which it may expand its activities, support the continued growth of Nevada Security Bank, and the 1031 qualified intermediaries, and pay for its obligations incurred during the normal course of business.

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

See Appendix 13 for information on the Bank’s estimated net interest income sensitivity profile as of December 31, 2007.  The table illustrates that if there were an immediate downward adjustment of 100 basis points in interest rates and the Bank did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decrease by around $44,000, or approximately 0.01%, over the next twelve months.  By the same token, if there were an immediate increase of 100 basis points in interest rates, the Bank’s net interest income would decrease by $281,000 or 0.05% over the next year.  Management expects current rates to fall further over the next twelve months.  While the simulations as of December 31, 2007 show declines in net interest income in all scenarios, the impact in earnings is negligible.  The Company’s balance sheet is fairly well insulated to interest rate risk and management is proactive in addressing the maintenance of the Company’s net interest margin.  However, the preceding interest rate simulation model discussion does not represent a financial forecast and should not be relied upon as being indicative of future results.

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

As shown in Appendix 14, Interest Rate Sensitivity Gap, during the first three months of 2008, approximately 64% of interest bearing liabilities could reprice, compared with 46% of all interest earning assets.  This would be characterized as a negative gap, that is, more liabilities reprice in this period than assets.  A positive gap implies that more assets than liabilities reprice in a given time frame, and the intuitive reaction would be that in a falling rate environment, it would be more beneficial to be negatively gapped; that is, interest bearing liabilities drop in price faster than interest earning assets, and in a rising interest rate environment it would be better to have interest earning assets reprice quicker than interest bearing liabilities, thereby creating additional short-term income.

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

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed.  Economic values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value and does not vary with interest rate fluctuations.  An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.  At the current time, the Company determines the economic value of equity (“EVE”) on a quarterly basis, and has established guidelines for such variances based on historical economic and Company trends.

Federal Taxation

The Company files a consolidated federal tax return for all entities, using the accrual method of accounting.  All required tax returns have been filed when due. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations.  See NOTE 9 to the Consolidated Financial Statements for additional information.

State Taxation

Under Nevada law, financial institutions are subject to employment and branch location taxes but not income taxes.  The employment tax is calculated 2.0% of total salaries and wages, while the branch location fee is $7,000 per branch location, per year.  Montana and California impose state income taxes.  In these states the Company files a tax return based on allocated income that is calculated pursuant to income allocation criteria.  These criteria are:

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ reports listed below are included herein:

REPORT ON MANAGEMENT’S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The Bank Holdings and subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined by Exchange Act Rules 13a – 15 and 15d – 15.  The Company’s management has used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and has concluded that such internal control over financial reporting is effective.  There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

Moss-Adams, LLP the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2007, and has also issued an attestation report, which is included herein, on internal control over financial reporting pursuant to Auditing Standard No. 5 of the Public Company Accounting Oversight Board (“PCAOB”).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The Bank Holdings

We have audited the accompanying consolidated balance sheets of The Bank Holdings and Subsidiaries (Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2007. We also have audited The Bank Holdings and Subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bank Holdings and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The Bank Holdings and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 and Note 14 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.  As discussed in Note 1 and Note 3 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements.

/s/ Moss Adams LLP

Stockton, California

April 1, 2008

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands)

	December 31,
	2007	2006
ASSETS:
Cash and due from banks	$13,857	$31,851
Liquid money market funds and other short term investments	323	1,337
Federal funds sold	—	535
Cash and cash equivalents	14,180	33,723
Securities, available for sale	17,996	16,337
Securities, held to maturity (fair value at 2007: $62,093; 2006: $75,718)	62,280	76,590
Equity securities, trading	4,729	4,299
Other non-marketable equity securities, at cost	6,214	4,750

USDA loans (at fair value, unpaid principal $926)	897	—
Loans, gross	473,872	463,858
Allowance for loan losses	(7,276)	(5,430)
Deferred loan fees, net	(1,255)	(997)
Loans, net	466,238	457,431

Premises and equipment, net	7,512	7,857
Bank owned life insurance	9,473	11,868
Intangible assets	1,091	2,373
Goodwill	29,612	28,344
Other assets	7,315	7,968
TOTAL ASSETS	$626,640	$651,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$65,400	$73,748
Interest bearing demand	9,432	10,921
Savings	39,439	77,767
Money Market	97,988	107,107
IRA’s	4,123	4,398
Time deposits <$100,000	175,620	155,903
Time deposits >$100,000	59,333	67,153
Total deposits	451,335	496,997
Liabilities:
Short term borrowed funds	62,610	31,265
Long term borrowed funds	8,000	8,265
Junior subordinated debt	20,619	20,619
Exchange liabilities	4,101	13,290
Minority shareholder interest in subsidiaries	1,095	1,427
Accrued expenses and other liabilities	4,043	6,109
Total Liabilities	551,803	577,972

Commitments and contingencies (Notes 6 and 11)

Shareholders’ Equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 10,000,000 shares authorized; 5,831,099 issued and outstanding as of December 31, 2007 and 2006	58	54
Additional paid in capital	73,766	73,345
Retained earnings	2,139	878
Accumulated other comprehensive loss	(1,126)	(709)
Total stockholders’ equity	74,837	73,568
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$626,640	$651,540

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Interest and dividend income:
Federal funds sold and other short term investments	$806	$950	$248
Debt securities, taxable	2,968	3,385	2,362
Debt securities, non-taxable	775	307	—
Dividends	173	242	83
Loans, including fees	40,461	25,955	14,473
Total interest and dividend income	45,183	31,039	17,166

Interest expense:
Deposits	19,059	12,881	6,677
Other borrowed funds	3,905	2,202	1,069
Total interest expense	22,964	15,083	7,344

Net interest income before provision for loan losses	22,219	15,956	9,822

Provision for loan losses	3,007	771	1,069

Net interest income after provision for loan losses	19,212	15,185	8,753

Non-interest income:
Service charges on deposit accounts	425	261	206
Other service charges, commissions and fees	381	190	190
Income on bank owned life insurance	393	307	313
Exchange fee income	163	448	—
Unrealized gain on trading securities	118	443	47
Unrealized loss on fair value loans	(77)	—	—
Realized gain on sale of fair value loans	5	—	—
Net gain on sale of fixed assets	11	2	4
Net gain on sale of investments	3	31	12
Total non-interest income	1,422	1,682	772

Non-interest expense:
Salaries and employee benefits	9,566	7,617	4,222
Occupancy and equipment	2,709	1,921	1,532
Marketing	866	527	335
Data Processing	629	960	733
Deposit and loan servicing costs	1,018	604	259
Accounting legal and tax	880	371	515
Other professional services	618	199	468
Telephone and data communications	555	305	170
Other expenses	1,466	1,078	589
Total non-interest expenses	18,307	13,582	8,823

Net income before income tax provision and Minority Shareholder interests	2,327	3,285	702

Minority Shareholders share of net (loss)/income of subsidiaries	(27)	127	—
Income tax provision (benefit)	625	1,075	(710)

NET INCOME	$1,729	$2,083	$1,412

Net earnings per share:
Basic	0.30	0.51	0.45
Diluted	0.29	0.49	0.41

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

	Comprehensive Income/Loss	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit/ Earnings	Accumulated Other Comprehensive Income/loss	Total
	(in thousands, except per share data)

Balance at December 31, 2004		2,972,330	30	30,326	(2,617)	(363)	27,376

Stock options exercised		2,000		20			20
Stock Dividend		149,936

Net income	$1,412				1,412		1,412

Compensation expense related to stock options				85			85

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(179)
Less reclassification adjustment for gains included in net income	(12)
Net unrealized holding losses	(191)
Comprehensive Income	$1,221					(191)	(191)

Balance at December 31, 2005		3,124,266	$30	$30,431	$(1,205)	$(554)	$28,702

Stock Options exercised		20	—	11			11
Shares issued for merger		1,426,208	14	27,569			27,583
Warrants exercised		323,738	3	3,386			3,389
Private placement		678,740	7	11,532			11,539
Stock dividend		278,127

Net income	$2,083			—	2,083		2,083

Compensation expense related to stock options				416			416
Unrealized minimum projected benefit obligation of defined benefit plan						(522)	(522)

Other comprehensive income:
Unrealized holding gain on securities available for sale arising during the year	400
Less reclassification adjustment for gains included in net income	(33)
Net unrealized holding gains	367					367	367
Comprehensive Income	$2,450

Balance at December 31, 2006		5,831,099	$54	$73,345	$878	$(709)	$73,568

Adoption of fair value option					(464)		(464)
Stock dividend February 15, 2007			4		(4)

Net income	$1,729				1,729		1,729

Compensation expense related to stock options				421			421

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(398)
Less reclassification adjustment for gains included in net income	(19)
Net unrealized holding losses	(417)					(417)	(417)
Comprehensive Income	$1,312

Balance at December 31, 2007		5,831,099	$58	$73,766	$2,139	$(1,126)	$74,837

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Periods Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$1,729	$2,083	$1,412
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for loan losses	3,007	771	1,069
Stock option compensation expense	421	417	85
Net amortization of securities	355	167	387
Depreciation	1,025	650	520
Activity of trading securities, net	520	(2,507)	(186)
Unrealized gain on trading securities	(118)	(443)	(47)
Unrealized loss on loans carried at fair value	77	—	—
(Loss) income attributable to minority shareholders	(27)	127	—
Activity of exchange assets, net	(9,189)	13,290	—
Realized (gain) on sales of fixed assets, net	(11)	—	—
Realized loss on sales of fair value loans	5	—	—
Realized (gain) on sales of available for sale securities, net	(3)	(31)	(12)
Net change in:
Other assets and liabilities, net	(5,158)	(3,057)	(362)
Net cash (used in) provided by operating activities	(7,367)	11,467	2,866

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	6,177	8,534	394
Purchases	(9,418)	(4,827)	(4,377)
Activity of securities held to maturity:
Proceeds from sales, maturities, prepayments and calls	22,033	15,336	12,595
Purchases	(7,848)	(27,764)	(23,686)
Activity in non-marketable equity securities, net	1,464	(1,175)	130
Investment in non-bank subsidiaries, net	(358)	(3,772)	—
Decrease (increase) in bank owned life insurance	2,395	(2,172)	(312)
Loan originations and principal collections, net	(11,498)	(95,714)	(84,718)
Cash and equivalents acquired in acquisitions, net of cash paid	—	13,487	—
Purchases of premises and equipment, net	(551)	(936)	(360)
Net cash used in investing activities	2,396	(98,953)	(100,798)

Cash flows from financing activities:
Net (decrease) increase in deposits	(45,662)	32,470	149,857
Proceeds from other borrowed funds, net	31,080	31,530	(30,500)
Proceeds from subordinated debentures	—	—	15,464
Proceeds from private placement	—	11,539	—
Proceeds from exercise of stock warrants	—	3,389	—
Proceeds from exercise of stock options	—	10	20
Net cash (used in) provided by financing activities	(14,582)	78,938	134,841

Net change in cash and cash equivalents	(19,553)	(8,548)	36,909

Cash and cash equivalents at beginning of the period	33,723	42,271	5,362
Cash and cash equivalents at the end of the period	$14,170	$33,723	$42,271

Supplementary Cash Flow Information:
Interest paid on deposits and borrowed funds	$23,517	$15,083	$7,344
Cash paid on income taxes	$1,319	—	—

Non-Cash Items:

                                                For year end December 31, 2007 the Company adopted FAS 159 and recorded a non-cash decrease to certain USDA and SBA loans of $736,000, a decrease to retained earnings of $464,000 and an increase of deferred taxes of $272,000.

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS

Notes to Consolidated Financial Statements

December 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OEPRATIONS

Principles of Consolidation and Basis of Presentation

On July 9, 2003, the stockholders of Nevada Security Bank approved the exchange of their common stock in Nevada Security Bank for common stock in the newly formed holding company, The Bank Holdings.  This transaction was consummated on August 29, 2003 and was accounted for at historical cost. The consolidated financial statements include the accounts of The Bank Holdings, its wholly-owned subsidiary, Nevada Security Bank, its wholly owned subsidiary Rocky Mountain Exchange, and its 80% owned subsidiary Granite Exchange which was subsequently increased to wholly owned as of February 1, 2008.  Nevada Security Bank was organized on February 26, 2001 and opened for business on December 27, 2001. Rocky Mountain Exchange (formerly Big Sky Property Exchange) and Granite Exchange were both purchased in March 2006.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

During the first quarter of 2006, the Company acquired two qualified intermediary (the “QI”) companies, Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and Granite Exchange, Inc. which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  Rocky Mountain Exchange is located in Bozeman, Montana, and Granite Exchange is headquartered in Roseville, California.  Qualified intermediaries select the financial institution to hold depositor accounts created as part of the exchange transactions.  The exchange balances deposited into the Bank should increase the Bank’s core deposits, decrease the Bank’s loan to deposit ratio, and support future loan growth.  These subsidiaries have been consolidated on the Company’s books.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, demand amounts due from banks (including cash items in the process of clearing), liquid money market funds and federal funds sold.  Cash flows from loans, deposits, and proceeds from issuance of common stock are reported net.  The Company maintains amounts on account with other institutions which, at times, may exceed federally insured limits.  A significant concentration exists with relation to deposits held at Pacific Coast Bankers’ Bank, Nevada Security Bank’s primary correspondent bank. A significant concentration exists with relation to deposits held at Nevada Security Bank, Umpqua Bank and Countrywide Bank, depositories for the Company’s 1031 QI’s.  The Company has not experienced any losses on any such accounts.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification under certain limited circumstances. Any transfers between categories would be accounted for at fair value.  There were no transfers during any periods under review.

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

The allowance consists of specific and general components.  The specific component relates to loans that are impaired which are also classified as doubtful or substandard.  For such loans an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on Company historical, other Nevada banks, and Uniform Bank Performance Report peer bank loss experience adjusted for qualitative factors.

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

Buildings	39 years
Furniture and Equipment	3 – 20 years
Automobiles	3 years

Amortization of leasehold improvements is computed principally by the straight line method over the term of the lease or the estimated useful life of the assets, whichever is shorter.  Amortization expense on assets acquired under capital leases, which are being amortized over the lease terms, is included with depreciation expense on owned assets.

Non-Marketable Securities

Non-marketable securities are included in other equity securities on the balance sheet.  These securities include debt and equity investments acquired for various regulatory, investment and other purposes.  These securities are recorded at cost as we believe that the cost of these investments is initially the best indication of estimated fair value unless there have been significant subsequent negative developments that justify an adjustment.  The Bank is a member of the Federal Home Loan Bank (FHLB) system and is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB.  The recorded amount of the FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.  The Bank also has an investment in Pacific Coast Bankers’ Bancshares (PCBB) its correspondent bank, to facilitate transactions between the two companies.  The Bank has a small investment in an insurance company that provides workman’s compensation insurance to the bank.  The Company has made some additional equity investments in its qualified intermediaries and has a small investment in Carson River Community Bank which was opened during 2006.

Pre-underwriting fees

The Company has agreements with third parties under which the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party. These activities are conducted in the Silverado Bank division.  The Company would be required to refund any fee paid, in the event of delinquency, default, or early payoff during the first six months of the loan term.  Management records a liability equal to 100% of the fee at the date the fee is received, less any commissions, fees or incentives paid to individuals involved in the transaction.  This liability is reduced ratably over the six month contingency period.

Goodwill and Intangible Assets

In connection with its acquisition of the QI’s and NNB Holdings, the Company recorded the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill.  The goodwill resulting from these transactions represents that amount by which the purchase price exceeded the fair value of the net assets acquired.  Intangible assets are generally acquired in an acquisition.  Intangible assets are subject to amortization over their useful lives.  Among these intangible assets are core deposit intangibles and non-core deposit and loan intangibles which the Company will amortize over their estimated useful lives.

Goodwill is evaluated periodically, at least annually for impairment.  There was no impairment recognized for the years ended December 31, 2007, 2006, or 2005 on the Company’s goodwill.

Income Taxes

The Company files its income taxes on a consolidated basis.  The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for taxes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Therefore, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between tax financial statement carrying amounts and the basis of existing assets and liabilities.  The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.  Prior to 2005 deferred tax assets were reduced by a valuation allowance and that valuation allowance was removed in 2005.

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

In 2005, the Company entered into salary continuation agreements with certain executive officers.  The plans provide for annual lifetime benefits.  The Plan, which is treated as a defined benefit plan, gave rise to Prior Service Costs and an attendant intangible asset of $1.2 million as of January 1, 2005, which is being amortized on a straight line basis over an estimated average service life of eleven years.  As of December 31, 2007 the total unrecognized Prior Service Costs were $828,000 which is now subject to treatment under FAS No. 158 as Other Comprehensive Expense under FAS No. 158.

The benefit obligation under the plan totaled $2.0 million for the year ended December 31, 2006 and $1.5 million for the same period in 2005.

In connection with these plans, the Company holds single premium life insurance policies (BOLI) with cash surrender values totaling $9.5 million and $11.9 million at December 31, 2007 and 2006, respectively.  On the consolidated balance sheet, the cash surrender values are included in other assets.

During 2007 the Company liquidated $3.4 million of bank owned life insurance that had been acquired in the merger with Northern Nevada Bank.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation.  The Company bears the costs for the plan’s administration and the interest earned on participant deferrals.  The related expense was not material for the years ended December 31, 2007, 2006, and 2005.  In connection with this plan, life insurance policies were purchased with cash surrender values totaling $584,000, $468,000 and $320,000 at December 31, 2007, 2006 and 2005, respectively, which are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 100% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund.  The Bank may make a discretionary contribution to match a specified percentage or dollar amount of the of the participants’ annual contributions.  The matching contribution is discretionary; it vests over a period of one year from the participants’ hire date and is subject to the approval of the Board of Directors.  For 2007 the matching contribution was $1,200, while for 2008 the contribution remains $1,200 per participant.

Stock Compensation Plan

At December 31, 2007, the Company had a stock-based employee compensation plan, which is more fully described in NOTE 14.  On January 1, 2006 the Company adopted the FASB Statement No 123(R), Accounting for Share Based Payments.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on the grant-date fair value of the award.  The fair value is amortized over the requisite service period (generally the vesting period).  The Company previously accounted for the plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

The Company adopted FAS 123(R) using the modified-prospective-transition method, compensation cost recognized in the year ending December 31, 2006 includes: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and b) compensation cost for all share-based awards granted subsequent to January 1, 2006.  The results of prior periods have not been restated.

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

Assumptions for determining fair values:	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Projected stock price volatility	26.94%	23.85%	35.0%
Risk-free interest rate	3.73%	4.69%	4.86%
Expected life of options (in years)	7.0	7.0	7.0
Fair value per option	$6.62	$5.44	$6.86

(1)  The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock based award and stock price volatility.  The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the Company’s recorded compensation expense could have been materially different from that depicted in here.  In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  If the Company’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  The dividend yield is based on the lack of historical cash dividends paid during the life of the company, while the projected stock price volatility is based on historical factors.  The Company uses the seven year zero coupon treasury rate as the risk-free interest rate.  The expected life of options (in years) is based on limited historical data, since very few options have been exercised and employees’ and directors’ exercise of awards have been based primarily on four separations, and three deaths.  The vesting period has been noted above.

Income Per Common Share

Income per share for all periods presented in the Consolidated Statements of Operations is computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of December 31, 2007 were 731,310. The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Years Ended December 31,
	2007	2006 (1)	2005 (1)

Average number of common shares outstanding	5,831,099	4,117,351	3,122,809
Effect of dilutive options	137,588	119,834	167,577
Effect of dilutive warrants	- 0 -	52,937	153,470
Average number of common shares outstanding used to calculate diluted earnings per common share	5,968,687	4,290,122	3,443,856

Net income	$1,729	$2,083	$1,412
Basic net income per share	$.30	$.51	$.45
Diluted net income per share	$.29	$.49	$.41

(1) Reflects the 5% Stock Dividend declared on February 15, 2007.

Off-Balance Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance sheet instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  Comprehensive income includes net income or loss and other comprehensive income or loss.  The Company’s sources of other comprehensive income are derived from unrealized gains and losses on investment securities available for sale and amortization of prior service costs for the defined benefit plan.  Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in the net income of the current period that also had been included in other comprehensive income or loss as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period.  The reconciliation of transactions affecting Accumulated Other Comprehensive Income is included in the Consolidated Statement of Shareholders’ Equity for the periods indicated.

Recent Accounting Pronouncements

FASB 159

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted under certain circumstances. Management adopted this Statement effective as of January 1, 2007. For the year 2007 the Company recorded unrealized losses of $77,000 on the financial instruments management choose to record at fair value.  The Company also recorded a $464,000 charge to beginning retained earnings.

FASB 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption was permitted. Management adopted this statement effective as of January 1, 2007.

EITF 06-04

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. EITF 06-5 provides that in determining the amount recognized as an asset, a policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. The amount that could be realized should be calculated at the individual policy level and consider any probable contractual limitations, including the exclusion of any additional amounts paid for the surrender of an entire group of policies. The Issue is effective for fiscal years beginning after December 15, 2007. The banking subsidiary of the Company has life insurance arrangements.  The Company has evaluated the impact of adoption of this rule on the Company’s financial statements and results of operations and it has been determined, by outside benefits administrators, that $1.0 million will be adjusted to retained earnings pursuant to this accounting pronouncement, effective January 1, 2008.

SAB 110

In December 2007 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 110, which expresses the staffs view regarding the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB 123R.  Due to the perceived lack of widely available detailed information about employee exercise behavior the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company has evaluated the requirements of SAB 107, and we have determined that the adoption of these issues will not have a material impact on the Company’s financial statements or results of operations.

SEC RELEASE NOS. 33-8810;  34-55929; 33-8829 AND 34-56203

The Securities and Exchange Commission issued these releases during June and September 2007 dealing with guidance over Management’s Report on Internal Control Over Financial Reporting under Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The June releases provide interpretive guidance to management regarding its evaluation and assessment of internal control and sets forth an approach by which management can conduct a top down, risk based evaluation of internal control over financial reporting.  The September release provided a definition of the term “significant deficiency” for purpose of the rules implementing Section 302 and 404 of the Sarbanes-Oxley Act of 2002.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.  The Company has evaluated the requirements of these releases, and we have determined that the adoption of these issues will not have a material impact on the Company’s financial statements or results of operations.

FASB FIN 48-1

In May 2007, FASB amended No. 48, Accounting for Uncertainty in Income Taxes, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  This guidance is applied upon the initial adoption of FIN 48.  The Company has evaluated the requirements of this position, and we have determined that the adoption of this issue will not have a material impact on the Company’s financial statements or results of operations.

The list of recent accounting and regulatory pronouncements noted above, while not an exhaustive list, includes those which we believe will, or may, have the greatest likelihood of application to the Company’s consolidated balance sheets and/or consolidated statements of operations.  We believe that adoption of these standards will not have a material impact on our financial condition, results of operations, earnings per share or cash flow, unless otherwise noted, however, no absolute assurance can be given that this in fact will occur.

Reclassification

Various reclassifications have been made to the consolidated balance sheet at December 31, 2007 and the consolidated statements of operations for the periods ended December 31, 2007 and 2006, in order to be consistent with the presentation as of December 31, 2007.  Further, certain captions have had revisions to more accurately reflect activities of the Company.  There were no changes to previously reported stockholders’ equity or net income.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNT DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2007 and 2006, these reserve balances required amounted to approximately $2.9 million and $1.4 million, respectively.

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

The Company believes its adoption of FAS 159 will have a positive impact on its ability to better manage the balance sheet and interest rate risks which were associated with this group of specifically acquired assets while potentially benefiting the net interest margin, net interest income, net income and earning per common share during future periods.  These loan purchases were initiated when the Company’s sole subsidiary Nevada Security Bank was just two years old and suffered from a lack of substantive loan growth.  Further, interest rates were at a very low ebb and these loans were purchased at a yield of approximately 5%.  While this yield was approximately 150 basis points greater than the Bank’s investment portfolio yield, current loan portfolio yields for internally generated loans are in the range of 7.5%.  As a result, purchased loans were available in the market at narrower spreads and higher interest rates.  With a lower than market coupon rate, and substantial premiums paid at acquisition, the Company’s cost basis of these purchased loans recorded on the statement of condition did not properly reflect the true opportunity costs to the Company.

FAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participants use in pricing the financial instrument.  In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.  These loans may be sold in a secondary market with a limited number of active market participants.  An active market quote to determine pricing and the current market value of these loans in the secondary market was completed as of December 31, 2007 and obtained from a recognized investment brokerage house.  These factors met the definition of the most advantageous market and form the basis of the determination of a precise method for determining the value of these loans.

The Company performs fair-market valuations on certain assets as the result of the application of accounting guidelines that were in effect prior to the adoption of FAS 157.  Some fair value measurements, such as available for sale securities are performed on a monthly recurring basis, while others, such as impairment of loans and USDA loans, are performed on a quarterly basis, unless significant information comes to the attention of management which suggests a more frequent evaluation should be undertaken.

The following table summarizes the Company’s financial instruments that were measured at fair value as of December 31, 2007.

Description of Financial Instrument	December 31, 2007	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)

Securities Available for Sale	$17,996	$—	$17,996	$—
Trading Securities	4,729	4,729
Impaired Loans	12,252	—	11,780	472
OREO	800	—	800	—
USDA Loans	897	—	897	—

Total	$36,674	$4,729	$31,473	$472

Securities that are available for sale are valued based upon open market quotes obtained from reputable third-party brokers.  Market pricing is based upon specific CUSIP identification for each individual security.  Changes in fair value are recorded in other comprehensive income.  Trading securities are valued based on open market quotes obtained from reputable third party brokers and pricing is based upon specific identification for each individual security.  Changes in fair value are recorded in the statement of operations.

The fair value measurements for impaired loans are performed pursuant to FAS 114 and are based upon either collateral values supported by appraisals, or discounted cash-flow assumptions.  All but two of the impaired loans at December 31, 2007 have collateral to support their fair values.  Adjustments for fair value of impaired loans are a component in determining the overall adequacy of the loan loss reserve.  Consequently, adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

Fair value measurements for Other Real Estate Owned (“OREO”) are based upon collateral values supported by appraisals.  Changes in the estimated fair value of OREO are recorded in the statement of operations.

The fair value measurements for USDA loans are based on upon market quotes obtain from reputable third-party brokers.  Prices for similar assets in the market place and other inputs are used to provide a reasonable basis for the fair value determination.  Adjustments to the fair value estimates of the USDA loans are recorded in current earnings.

The following table presents a reconciliation of retained earnings at the initial adoption of FAS 159 for the Company’s USDA/SBA loan portfolio.

January 1, 2007 Prior to Adoption	January 1, 2007 Prior to Adoption	Net Gain (Loss) upon Adoption	January 1, 2007 After Adoption
	(Dollars in thousands)
USDA/SBA Loans	$14,448	$(736)	$13,712

Pre-tax cumulative effect of adoption of the fair value option	(736)
Increase in deferred tax asset	272

Cumulative effect of adoption of the fair value option (charge to retained earnings)	_____(464)

During 2007, a pre-tax net unrealized loss of $77,000 was recorded in earnings, representing the change in fair value of these loans from the fair value election date of January 1, 2007.  The fair value at December 31, 2007 was calculated using fair value hierarchy level two and in the same manner as the valuation at January 1, 2007.

NOTE 4 – SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)

Securities available for sale
U.S. Government and federal agencies	$6,136	$19	$(96)	$6,059
Corporate	4,274	25	(747)	3,552
Preferred securities	6,998	—	(108)	6,890
Mortgage-backed	1,512	—	(17)	1,495
Total securities available for sale	$18,920	$44	$(968)	$17,996

Securities held to maturity
U.S. Government and federal agencies	$12,596	$112	$(4)	$12,704
State and municipal	21,400	100	(157)	21,343
Corporate	794	18	—	812
Mortgage-backed	27,490	50	(306)	27,234
Total securities held to maturity	$62,280	$280	$(467)	$62,093

Trading equity securities	$4,168	$782	$(221)	$4,729

	As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Securities available for sale
U.S. Government and federal agencies	$10,347	$4	$(246)	$10,105
State and municipal	500	—	(6)	494
Corporate	3,611	12	(24)	3,599
Preferred securities	404	4	—	408
Mortgage-backed	1,758	—	(27)	1,731
Total securities available for sale	$16,620	$20	$(303)	$16,337

Securities held to maturity
U.S. Government and federal agencies	$25,338	$57	$(102)	$25,293
State and municipal	14,642	82	(25)	14,699
Corporate	789	20	—	809
Mortgage-backed	35,821	13	(818)	35,016
Total securities held to maturity	$76,590	$172	$(945)	$75,817

Trading equity securities	$3,648	$654	$(3)	$4,299

At December 31, 2007 and 2006, securities in the investment portfolio with a carrying value of $45.5 million and $64.0 million, respectively, were pledged as collateral or for other purposes as required or permitted by law.  Of the amounts pledged, $35.8 million was pledged for FHLB borrowing as of December 31, 2007.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2007 is shown below.  Over certain interest rate environments, some, or all of these securities may be called for redemption by their issuers prior to the scheduled maturities.  Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$2,000	$1,978	$5,531	$5,534
After 1 year through 5 years	1,523	1,521	7,960	8,088
After 5 years through 10 years	2,644	2,585	5,324	5,388
After 10 years	11,241	10,417	15,975	15,849
Mortgage-backed securities	1,512	1,495	27,490	27,234
	$18,920	$17,996	$62,280	$62,093

For the year ended December 31, 2007 realized gains and losses from sales of securities available for sale were approximately $4,000 in gains and $3,000 in losses as compared to $11,000 in gains and $3,000 in losses for the same period in 2006 and gains of $8,000 for the same period in 2005.  Realized gains and losses in the trading account were $18,000 in gains and $16,000 in losses for the period ending 2007 as compared to $29,000 in gains and $6,000 in losses for 2006.  The results of these activities resulted in net realized gains of $3,000 for the year ended 2007 and net realized gains of $31,000 for 2006.  The trading account had net unrealized gains of approximately $198,000 for the year of 2007, as compared to $443,000 for 2006 and $47,000 for 2005.

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	As of December 31, 2007
	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Government and federal agencies	$—	$—	$5,346	$(96)	$5,346	$(96)
Corporate	2,260	(647)	488	(100)	2,748	(747)
Preferred securities	2,342	(74)	216	(34)	2,558	(108)
Mortgage-backed securities	—	—	1,495	(17)	1,495	(17)
	$4,602	$(721)	$7,545	$(247)	$12,147	$(968)
Securities held-to-maturity
U.S. Government and federal agencies	$3,142	$(4)	$—	$—	$3,142	$(4)
State and municipal	8,836	(110)	3,140	(47)	11,976	(157)
Mortgage-backed securities	714	(2)	18,948	(304)	19,662	(306)
	$12,692	$(116)	$22,088	$(351)	$34,780	$(467)

	As of December 31, 2006
	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Government and federal agency	$8,715	$(244)	$998	$(2)	$9,713	$(246)
State and municipal	494	(6)	—	—	494	(6)
Corporate	1,786	(20)	495	(4)	2,281	(24)
Mortgage-backed securities	1,731	(27)	—	—	1,731	(27)
	$12,726	$(297)	$1,493	$(6)	$14,219	$(303)
Securities held-to-maturity
U.S. Government and federal agency	$1,725	$(5)	$13,864	$(97)	$15,589	$(102)
State and municipal	5,183	(25)	—	—	5,183	(25)
Mortgage-backed securities	4,154	(30)	28,396	(788)	32,550	(818)
	$11,062	$(60)	$42,260	$(885)	$53,322	$(945)

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

At December 31, 2007, debt securities had an aggregate depreciation of less than 1.4% from the Company’s amortized cost basis.  In the available-for-sale portfolio, twenty-six securities have an unrealized loss.  In twelve of those securities the unrealized loss has exceeded one year.  There are ninety-five securities in the held-to-maturity portfolio that have an unrealized loss.  In sixty-five of those securities the losses have exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

At December 31, 2006, debt securities had an aggregate depreciation of less than 1.2% from the Company’s amortized cost basis.  None of these unrealized losses was deemed to be other than temporary.  Those unrealized losses related primarily to fluctuations in the interest rate environment at that time.

NOTE 5 – LOANS

A summary of the balances of loans is as follows:

	December 31,
	2007	2006
	(Dollars in thousands)

USDA Agricultural loans at fair value	$897	$12,698

Commercial and industrial	87,436	74,368

Real Estate:
Construction	145,842	153,761
Term	232,330	215,052

Consumer loans	8,264	7,979
	474,769	463,858

Less: Allowance for loan losses	7,276	5,430
Net unearned loan fees	1,255	997
Loans, net	$466,238	$457,431

An analysis of the allowance for loan losses is as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$5,430	$2,655	$1,586
Provision for loan losses	3,007	771	1,069
Allowance acquired from NNB Holdings, Inc	—	1,951	—
Loans charged-off	1,193	—	—
Recoveries of loans previously charged-off	32	53	—
Balance at end of year	$7,276	$5,430	$2,655

The Company also carries an allowance for undisbursed loan commitments which is reported as an “other liability”.  At December 31, 2007 and 2006 such allowance was $199,000, and $334,000, respectively.

The Company had no loans which were classified as troubled restructured debt as of December 31, 2007 or 2006.  The Company had ten loans on non-accrual ($5.6 million) as of December 31, 2007, two loans on non-accrual ($549,000) as of December 31, 2006 and none as of 2005, as well as no loans past due greater than 90 days and still accruing as of December 31, 2007, 2006 or 2005.

The following table summarizes the Company’s investment in loans for which impairment has been recognized as of December 31, 2007.  No loans had been recorded as impaired as of December 31, 2006.

December 31, 2007
(Dollars in thousands)
Total impaired loans	$12,252
Impaired loans that have a specific allowance	2,539
Specific allowance on impaired loans	211
Impaired loans which as a result of write-downs or the fair value of collateral, did not have a specific allowance	9,713
Income recognized on impaired loans during year	—

NOTE 6 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	December 31,
	2007	2006

Premises:
Land	$2,308	$2,300
Buildings	1,989	1,982
Leasehold Improvements	1,897	1,746
Furniture and Equipment	5,736	5,351
	11,930	11,379

Accumulated depreciation	(4,418)	(3,522)
	$7,512	$7,857

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2007, pertaining to Company premises, future minimum rent commitments (in thousands) under various operating leases are as follows:

Year Ending December 31,
2008	$970
2009	992
2010	871
2011	803
2012	760
Thereafter	2,787
Total	$7,183

The leases contain options to extend for periods of time from one to a maximum of fifteen years.  Total rent expense for the periods ended December 2007, 2006 and 2005, amounted to approximately $1.0 million, $836,000 and $648,000, respectively.  At December 31, 2007 there were no leasing transactions with related parties, nor were there any capital leases.

NOTE 7 – DEPOSITS

At December 31, 2007, the scheduled maturities of time deposits, including IRA accounts are as follows:

(in thousands)	$100 & Under	Over $100	Total
Three months or less	$73,167	$21,435	$94,602
Over three to six months	13,943	16,616	30,559
Over six to twelve months	62,147	16,054	78,201
Over twelve months	31,867	3,847	35,714
Total	$181,124	$57,952	$239,076

At December 31, 2007 and, 2006, the Bank’s specialized program of tax free exchange deposits aggregated $31 million and $70 million, respectively. At December 31, 2007 and 2006 the Bank had brokered deposits in the amount of $154 million and $135 million, respectively.

NOTE 8 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $11.5 million.  Subsequent to year end we received notice that an increase was granted to the Company effective December 17, 2007 causing the limit to increase to $19.5 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There was $110,000 outstanding as of December 31, 2007 and there were no balances outstanding under these agreements at December 31, 2006, or 2005.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  There was $39.0 million outstanding as of December 31, 2006 and $70.5 million outstanding as of December 31, 2007.  Of the amount outstanding at December 31, 2007 and 2006, $8.0 million were term advances acquired in the merger with NNB Holdings, and Northern Nevada Bank, with $1.0 million maturing in 2008, $2.0 million maturing in 2009 and $5.0 maturing in 2010.

As part of the acquisition of the two exchange intermediaries, the Company issued two notes payable in the amount of approximately $265,000 each with one and two year maturities payable at prime.  The one year note was paid in full in 2006 and the remaining note was paid off in the first quarter of 2007.

Other subordinated debt as of December 31, 2006 includes $15.5 million in subordinated debentures issued by the Company and $5.1 million acquired in the merger with NNB Holdings, Inc. Of the debentures issued by the Company, $4.2 million of such funds were invested in the Bank in 2005 to maintain adequate capital levels.

NOTE 9 – INCOME TAXES

The cumulative tax effects of the primary temporary differences which created deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

The components of income tax expense (benefit) for the years presented were as follows:

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Current expense
Federal	$1,614	$784	$—
State	157	50	6
	$1,771	$834	$6
Deferred tax (benefit)
Federal	$(1,018)	$227	$(679)
State	(128)	14	(37)
	$(1,146)	$241	$(716)

Income tax expense (benefit)	$625	$1,075	$(710)

The following were the significant components of deferred tax assets and liabilities:

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$—	$217
Allowance for loan losses	2,520	1,743
Deferred Compensation	1,240	627
OREO	37	—
Benefit plan prior service cost	—	307
Unrealized loss on investment securities	355	94
Other	103	93
Total deferred tax assets	$4,255	$3,081

Deferred tax liabilities:
Deferred Loan Costs	$218	$356
Premises and equipment resulting from depreciation	789	935
Deferred Revenue	140	95
Other	41	35
Total deferred tax liabilities	$1,188	$1,421

Net deferred tax asset	$3,067	$1,660

At December 31, 2007 and 2006 the Company had approximately $0 thousand and $640 thousand, respectively, of operating loss carryforwards for federal income tax purposes that expire beginning in 2021.

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2007, 2006 and 2005 due to the following:

	2007		2006		2005
Computed “expected” tax provision	$861	37%	$1,215	37%	$267	35%
Increase (decrease) in income taxes resulting from:
Effect of bank owned life insurance	(241)	(-3)%	(111)	(3)%	(185)	(2)%
Municipal interest income	(74)	(-11)%	(98)	(3)%	—
Non-deductible expense	79	3%	74	2%	—
Other	—		(5)		(82)	(1)%
Valuation Allowance	—		—		(710)	(-8)%
	$625		$1,075		$(710)

NOTE 10 – SUBORDINATED DEBENTURES

The Bank Holdings Statutory Trust I, a Connecticut statutory trust (the “Trust”) was formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.   For financial reporting purposes, the Trust is not consolidated and the Floating Rate Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trust, issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46R.  Under applicable regulatory guidance, the amount of trust preferred securities eligible for inclusion in Tier 1 capital is limited to twenty-five percent (25%) of the Company’s Tier 1 capital on a pro-forma basis.  At December 31, 2006, $20.0 million of trust preferred securities qualified as Tier 1 capital.

During the fourth quarter of 2005, the Trust issued $15 million Floating Rate Capital Trust Pass-through Securities (“TRUPS”) with a liquidation value of $1,000 per security for gross proceeds of $15 million.  The entire proceeds of the issuance were invested by the Trust in $15,464,000 of subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS.  These Subordinated Debentures represent the sole assets of the Trust.  The Subordinated Debentures issued by the Trust mature on December 15, 2035, bear a current interest rate of 90 day LIBOR plus 1.42% with repricing and payments due quarterly.  These Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any December 15 on or after December 15, 2010.  The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture.  The TRUPS are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of those Subordinated Debentures on December 15, 2035.

Holders of the TRUPS are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2007 of 6.41%.  For each successive three month period beginning on December 15 of each year, the rate will be adjusted to equal the 3 month LIBOR plus 1.42%, provided, however, that such annual rate does not exceed 11%.  The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.  The TRUPS issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS.

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

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the contract amount of the company’s exposure to off-balance sheet risk as of December 31, 2007 and 2006 is as follows:

	Contract Amount
	2007	2006
	(Dollars in thousands)
Commitments to extend credit:
Secured	$47,506	$79,467
Unsecured	12,296	25,823
Unsecured consumer lines of credit	2,368	1,650
Standby letters of credit (Unsecured)	714	545
	$62,884	$107,485

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

As of December 31, 2007 there were commitment fee obligations of less than $1 thousand, for the $714,000 Standby Letters of Credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

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

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern Nevada.  At December 31, 2007 and 2006, real estate loans accounted for approximately 80% and 80%, respectively, of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take.  In addition, approximately 7% of total loans are unsecured.  The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

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

Additionally, State of Nevada bank regulations restrict distribution of the net assets of the Bank due to the fact that such regulations require the sum of the Bank’s stockholders’ equity and allowance for loan losses to be at least 6% of the average of the Bank’s total daily deposit liabilities for the preceding 60 days.  As a result of these regulations, approximately $27.5 million and $29.3 million of the Bank’s stockholders’ equity was restricted at December 31, 2007 and 2006 respectively.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007 and 2006, that the Company and Bank exceeded all minimum capital adequacy requirements to which they were subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt correct action.  To be categorized as well capitalized, an institution must maintain certain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The Company’s and the Bank’s capital amounts and ratios as of December 31, 2007 and 2006, as well as regulatory minimums, are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$69,453	12.27%	$43,496	8.00%	NA	NA
Nevada Security Bank	$57,071	10.97%	$41,632	8.00%	$52,040	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$62,936	11.58%	$32,622	4.00%	NA	NA
Nevada Security Bank	$50,554	9.71%	$20,816	4.00%	$31,224	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$62,936	10.39%	$24,219	4.00%	NA	NA
Nevada Security Bank	$50,554	8.60%	$23,513	4.00%	$29,392	5.00%

December 31, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$67,001	12.98%	$41,527	8.00%	NA	NA
Nevada Security Bank	$53,084	10.74%	$39,545	8.00%	$49,431	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$51,431	9.97%	$20,763	4.00%	NA	NA
Nevada Security Bank	$47,310	9.57%	$17,372	4.00%	$29,659	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$51,431	9.85%	$22,221	4.00%	NA	NA
Nevada Security Bank	$47,310	8.04%	$19,973	4.00%	$26,240	5.00%

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) benefit plan for all eligible employees.  Participants are able to defer up to 100% of their compensation subject to certain limits based on federal tax laws. The plan also provides a profit sharing component where the Company can make discretionary contributions to the plan, which is allocated based on the compensation of eligible employees.  A contribution up to a maximum of $1,200 was made per participant by the Company which amounted to approximately $112,000 and $30,000 for the years ended December 31, 2007 and 2006 respectively, whereas no contribution was made during the year ended December 31, 2005.

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

A summary of stock option activity for the year ended December 31, 2007 is as follows:

	December 31, 2007
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Outstanding at beginning of year	630,717	$12.83
Granted	101,400	18.63
Exercised	—	—
Forfeited	807	15.54
Outstanding at end of year	731,310	$13.63	$42,935	6.63

Options exercisable at year-end	583,801	$12.53	$42,935	6.12

Weighted average remaining life	6.63 Years

	2007	2006	2005
Weighted average grant-date fair value of stock options granted	$6.62	$5.44	$6.86
Total fair value of stock options vested	42,935	2,931,386	2,313,841
Total intrinsic value of stock options exercised	$-0-	$8,239	$17,989

For the years ended December 31, 2007 and 2006 the Company recognized $421,000 and $416,000, respectively, for stock option compensation expense.  The tax benefit of the compensation expense is $109,000 for 2007 and $108,000 for 2006.  As of December 31, 2007 there was $651,000 in unrecognized compensation expense related to non-vested stock options. This unrecognized compensation cost has a weighted average life of about 3 years.

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

Year Ended December 31,
2005
(Dollars in thousands)
Net Income/(Loss):
As reported	$1,412
Add: Stock-based employee compensation expense included in reported net income	85
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards	1,518

Pro-forma net (loss)	$(21)

Basic and diluted (loss) per share
As reported basic	$.45
As reported diluted	$.41
Pro forma basic	$(.01)
Pro forma diluted	$(.01)

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

	For the Years Ended December, 31
Loan Transactions	2007	2006
	(Dollars in thousands)
Balance, Beginning	$11,204	$6,185
New loans	11,269	12,383
Repayments	(10,104)	(7,364)
Balance, Ending	$12,369	$11,204

Undisbursed commitments to related parties,	$4,580	$5,902

Deposit balances of related parties	$6,583	$12,495

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board (FASB) Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2007 or 2006.  The estimated fair value amounts have been measured as of year end, and have not been reevaluated or updated for purposes of these financial statements subsequent to these dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting dates may be different than the amounts reported at year-end.

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

Other borrowed funds

The carrying amount of FHLB advances and Federal Funds purchased approximate fair value due to the next day maturity.  The FHLB term advances are estimated using discounted cash flow analyses, using interest rate currently being offered for advances with similar terms to borrowers with similar credit quality.

Junior Subordinated Debt

The carrying amount of the variable junior subordinated debt approximates fair value due to the fact that interest rates reprice on $15 million quarterly.  The fair value on the $5 million fixed rate junior subordinated debt is estimated using discounted cash flow analyses, using interest rates currently being offered with similar terms to companies with similar credit quality.

Accrued interest receivable and payable

The carrying amounts of accrued interest receivable and payable approximate fair value.

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet lending commitments (commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. As of December 31, 2007 and 2006, loan commitments on which the committed fixed interest rate is less than the current market rate are insignificant.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$13,857	$13,857	$31,351	$31,351
Federal funds sold	—	—	535	535
Liquid money market funds	323	323	1,337	1,337
Securities available-for-sale	17,996	17,996	16,337	16,337
Securities held-to-maturity	62,280	62,093	76,590	75,817
Trading Securities	4,729	4,729	4,299	4,299
Other equity securities	6,214	6,214	4,750	4,750
Fair value loans, net	897	897	—	—
Loans, net	465,341	466,097	457,431	456,014
Accrued interest receivable	2,955	2,955	3,179	3,179

Financial Liabilities:
Deposits	451,335	450,227	496,997	495,294
Other borrowed funds	70,610	70,532	39,530	39,530
Junior Subordinated debt	20,619	20,478	20,619	20,619
Accrued interest payable	955	955	1,507	1,507

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

	The Bank Holdings Segment Information
				Inter-
For the Year ended December 31, 2007		1031		Company
Income Statement	Bank	Division	Parent	Eliminations	Consolidated

Interest Income	$44,316	$1,942	$325	$(1,400)	$45,183
Interest Expense	21,945	1,059	1,360	(1,400)	22,964
Net interest income	22,371	883	(1,035)		22,219

Provision for loan losses	3,007	—	—	—	3,007
Net interest income after provision	19,364	883	(1,035)	—	19,212

Non-interest income
Service Charges on deposit accounts	425	—	—	—	425
Other service charges and fees	370	11	—	—	381
Bank owned life insurance	393	—	—	—	393
Exchange fee income	—	163	—	—	163
Unrealized gain on trading securities	—	—	118	—	118
Other income	(62)	—	4	—	(58)
Total non-interest income	1,126	174	122	—	1,422

Non-interest expense
Salaries and benefits	7,851	855	860	—	9,566
Occupancy	2,379	164	166	—	2,709
Marketing	644	160	62	—	866
Data Processing	546	66	17	—	629
Deposit and loan servicing costs	1,011	6	2	—	1,018
Accounting and legal	254	39	587	—	880
Other professional services	228	24	366	—	618
Telephone and data communications	473	59	23	—	555
Other expenses	907	181	377	—	1,466
Total non-interest expenses	14,293	1,554	2,460	—	18,307

Net income (loss) before taxes and other	6,197	(497)	(3,373)	—	2,326

Attributable to minority shareholders	—	—	(27)	—	(27)
Income tax provision (benefit)	1,877	(164)	(1,088)	—	625

Net Income (loss)	$4,320	$(333)	$(2,258)	—	$1,729

Balance Sheet
Assets
Cash and due from banks	$9,740	$26,509	$635	$(23,027)	$13,857
Investments in subsidiaries	—	—	77,682	(77,682)	—
Investment portfolio	80,271	—	11,271	—	91,542
Loans	466,238	—	—	—	466,238
Fixed Assets	7,267	108	137	—	7,512
Intangibles	20,872	—	4,544	5,287	30,703
Other assets	15,741	411	970	(334)	16,788
Total Assets	$600,129	$27,028	$95,238	$(95,755)	$626,640

Liabilities
Deposits	$452,612	$—	$—	$(1,278)	$451,335
Borrowing	70,610	—	20,619	—	91,229
Other liabilities	4,096	26,349	(218)	(20,988)	9,239
Total Liabilities	527,319	26,349	20,401	(22,266)	551,803

Shareholders’ Equity	72,810	679	74,837	(73,489)	74,837

Total Liabilities and Shareholders’ Equity	$600,129	$27,028	$95,238	$(95,755)	$626,640

	The Bank Holdings Segment Information
		1031		Inter-Company
For the Year ended December 31, 2006	Bank	Division*	Parent	Eliminations	Consolidated

Net interest income	$15,939	$1,521	$(366)	$(1,138)	$15,956
Provision for loan losses	771	—	—	—	771
Net interest income after provision	15,168	1,521	(365)	(1,138)	15,185

Non-interest income
Service Charges on deposit accounts	261	—	—	—	261
Other service charges and fees	190	—	—	—	190
Bank owned life insurance	307	—	—	—	307
Exchange fee income	—	448	—	—	448
Unrealized gain on trading securities	—	—	443	—	443
Other income	2	—	31	—	33
Total non-interest income	760	448	474	—	1,682

Non-interest expense
Salaries and benefits	5,976	725	916	—	7,617
Occupancy	1,643	114	164	—	1,921
Marketing	365	115	47	—	527
Data Processing	856	82	22	—	960
Deposit and loan servicing costs	604	—	—	—	604
Accounting and legal	131	16	224	—	371
Other professional services	123	35	41	—	199
Telephone and data communications	195	18	92	—	305
Other expenses	780	129	169	—	1,078
Total non-interest expenses	10,673	1,234	1,675	—	13,582

Net income (loss) before taxes and other	5,255	736	(1,567)	(1,138)	3,285

Attributable to minority shareholders	—	127	—	—	127
Income tax provision (benefit)	1,338	315	(578)	—	1,075

Net Income (loss)	$3,917	$294	$(989)	$(1,138)	$2,083

NOTE 18 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial Information Pertaining only to The Bank Holdings is as follows:

Statement of Condition

	December 31,
	2007	2006
ASSETS
Cash and due from banks	$635	$3,696
Liquid money market funds	323	1,377
Cash and Cash Equivalents	958	5,073

Securities available for sale	5,100	4,299
Securities trading	4,729	4,299
Other equity investments	500	500
Investment in Nevada Security Bank	72,810	68,339
Investment in non-bank subsidiaries	5,490	5,179
Premises and equipment, net	137	165
Goodwill	4,544	4,544
Other assets	970	1,821
TOTAL ASSETS	$95,238	$95,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes Payable	$—	$530
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	(218)	561
Total Liabilities	20,401	21,710

Stockholders’ Equity
Total Stockholders’ Equity	74,837	73,568

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,238	$95,278

Statement of Operations:

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Interest Income:
Liquid investments	$108	$328	$88
Securities, taxable	172	248	59
Securities, non-taxable	9	—	—
Dividends	36	125	17
Total interest and dividend income	325	701	164

Interest Expense:
Notes payable	11	37	—
Subordinated debentures	1,349	1,031	142
Total Interest Expense	1,360	1,068	142

Net interest Income	(1,035)	(367)	22

Non-Interest Income:
Unrealized gains on trading securities	118	443	47
Net gain on sale of investment securities	4	31	12
Total Non-Interest Income	122	474	59

Non-Interest Expense:
Salaries and employee benefits	860	915	321
Occupancy and equipment	199	164	180
Data processing	17	22	27
Accounting and legal	587	224	235
Other	830	351	233
Total Non-Interest Expense	2,460	1,676	996

Net loss before benefit for income taxes and other	(3,373)	(1,569)	(915)

Benefit for income taxes	(1,088)	(578)	(79)

Net loss before equity in net income of subsidiaries	(2,285)	(991)	(836)

Equity in net income of subsidiaries	4,014	3,074	2,248

Net Income	$1,729	$2,083	$1,412

Statement of Cash Flows:

	Periods Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$1,729	$2,083	$1,412
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in net (income) of subsidiaries	(4,014)	(3,074)	(2,248)
Stock option compensation expense	421	417	85
Net amortization of securities	211	4	2
Depreciation	28	24	23
Activity of trading securities, net	520	(2,507)	(186)
Unrealized gain on trading securities	(118)	(443)	(47)
(Loss) income attributable to minority shareholders	(27)	127	—
Realized (gain) on sales of available for sale securities, net	(3)	(31)	(12)
Net change in:
Other assets and liabilities, net	(1,299)	(2,027)	125
Net cash (used in) provided by operating activities	(2,552)	(5,427)	(846)

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	3,149	1,531	542
Purchases	(3,824)	(4,827)	(1,749)
Investment in non-bank subsidiaries, net	(358)	(3,722)	—
Purchase of intangible assets	—	(7,500)	—
Investment in bank	—	—	(4,240)
Investment in trust subsidiary	—	—	(464)
Purchases of premises and equipment, net	—	(10)	(17)
Net cash provided by (used in) investing activities	(1,033)	14,528)	(5,928)

Cash flows from financing activities:
Proceeds short term debt, net	(530)	530	—
Proceeds from subordinated debentures	—		15,464
Proceeds from private placement	—	11,539	—
Proceeds from exercise of stock warrants	—	3,389	—
Proceeds from exercise of stock options	—	10	20
Net cash (used in) provided by financing activities	(530)	15,468	15,484

Net change in cash and cash equivalents	(4,115)	(4,487)	8,710

Cash and cash equivalents at beginning of the period	5,073	9,560	850
Cash and cash equivalents at the end of the period	$958	$5,073	$9,560

NOTE 19 – QUARTERLY DATA (UNADUDITED)

	Periods Ended
	2007				2006
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest and Dividend Income	$11,076	$11,543	$11,222	$11,342	$10,203	$7,736	$6,916	$6,184
Interest Expense	5,465	5,923	5,584	5,992	4,887	3,855	3,274	3,067
Net Interest Income	5,611	5,620	5,638	5,350	5,316	3,881	3,642	3,117

Provision for Loan Losses	2,247	346	234	180	175	247	(124)	473
Net Interest Income after Provision	3,364	5,274	5,204	5,170	5,141	3,634	3,766	2,644

Non-Interest Income	232	163	605	422	677	535	249	221
Non-Interest Expense	4,432	4,263	4,679	4,933	4,102	3,250	3,348	2,882
(Loss) Income before Taxes	(836)	1,174	1,330	659	1,716	919	667	(17)

Income (Loss) attributable to Minority Shareholders	1	11	-15	-24	159	3	-35	—

(Benefit) Provision for Taxes	(555)	413	541	226	653	382	33	7

Net (Loss) Income	$(282)	$750	$804	$457	$904	$534	$669	$(24)

Other Comprehensive income (loss), unrealized gains/losses on securities available for sale	(179)	(122)	(154	38	(451)	186	(83)	193

Comprehensive (Loss) Income	$(461)	$628	$650	$495	$453	$720	$586	$169

(Loss)/earnings per common share:
Basic	$(0.05)	$0.13	$0.13	$0.08	$0.18	$0.14	$0.20	$(0.01)
Diluted	$(0.05)	$0.13	$0.13	$0.08	$0.17	$0.13	$0.19	$(0.01)

NOTE 20 – SUBSEQUENT EVENT

In February 2008, pursuant to certain purchase agreements, the Company acquired the remaining 20% of Granite Exchange in the amount of $1.0 million from its minority shareholders.  Granite exchange is now a wholly owned subsidiary of the Bank Holdings.

The Company intends to close the temporary Sparks, Nevada branch effective March 31, 2008 due to environmental and local permitting issues which will not allow the Company to open the permanent branch in its intended location and no suitable locations have been identified.

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

It should be noted that in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost—benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Fees for Services Provided by Independent Auditors

Fees for all services provided by Moss-Adams, LLP the Company’s independent auditors for fiscal years 2007 and 2006, are as follows:

Audit Fees

Principal Accountant Fees and Services

	For the Years Ended December 31,
	2007	2006
	(in thousands)
Audit Fees (1)	$263	$134
All Other Fees (2)	—	6

(1)

Audit fees consist of fees for professional services rendered for the audit of The Bank Holdings consolidated financial statements for 2007 and 2006. Audit fees for 2007 and 2006 also include fees and costs associated with SAS 100 reviews associated with Form 10-Q filings.

(2)	All other fees consist of due diligence review work for the Company’s 1031 exchange acquisition and the acquisition of NNB Holdings, Inc.

PART IV

ITEM 15.  EXHIBITS

(a)  Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation of The Bank Holdings (1)

3.2	Amendment to Articles of Incorporation of The Bank Holdings (1)

3.3	By-laws of The Bank Holdings (1)

4.1	Share Certificate (3)

10.1	2002 Stock Option Plan (2)

10.2	Amendment to the 2002 Stock Option Plan (4)

10.3	Form of Incentive Stock Option Agreement (2)

10.4	Form of Non-qualified Stock Option Agreement (2)

10.5	Form of Amendment to Non-qualified Stock Option Agreement (9)

10.6	Employment Agreement of Harold G. Giomi (5)

10.7	2nd Amended and Restated Split Dollar Agreement for Harold G. Giomi (10)

10.8	Executive Supplemental Compensation Agreement for Harold G. Giomi (5)

10.9	First Amendment to Executive Supplemental Compensation Agreement for Harold G. Giomi (10)

10.10	Employment Agreement of David A. Funk (2)

10.11	2nd Amended and Restated Split Dollar Agreement for David A. Funk (10)

10.12	Executive Supplemental Compensation Agreement for David A. Funk (5)

10.13	First Amendment to Executive Supplemental Compensation Agreement for David A. Funk (10)

10.14	Employment Agreement Addendum for David A. Funk (11)

10.15	Employment Agreement of Joe P. Bourdeau (8)

10.16	2nd Amended and Restated Split Dollar Agreement for Joe P. Bourdeau (10)

10.17	Executive Supplemental Compensation Agreement for Joe P. Bourdeau (5)

10.18	First Amendment to Executive Supplemental Compensation Agreement for Joe P. Bourdeau (10)

10.19	Employment Agreement of Jack B. Buchold (5)

10.20	2nd Amended and Restated Split Dollar Agreement for Jack B. Buchold (10)

10.21	Executive Supplemental Compensation Agreement for Jack B. Buchold (5)

10.22	Employment Agreement Addendum for Jack B. Buchold (8)

10.23	First Amendment to Executive Supplemental Compensation Agreement for Jack B. Buchold (10)

10.24	Employment Agreement of John N. Donovan (11)

10.25	2nd Amended and Restated Split Dollar Agreement for John N. Donovan (10)

10.26	Executive Supplemental Compensation Agreement for John N. Donovan (5)

10.27	First Amendment to Executive Supplemental Compensation Agreement for John N. Donovan (10)

10.28	Lease Agreement for Incline Village Office (2)

10.29	Lease Agreement for Reno Office (2)

10.30	Lease Agreement for Roseville Office (4)

10.31	Lease Agreement for Robb and Mae Ann Office (2)

10.32	Deferred Compensation Plan (2)

10.33	Directors Supplemental Insurance Plan Agreement (5)

10.34	Indenture (7)

11	Statement re: Computation of Per Share Earnings (4)

21	Registrant’s principal subsidiary is Nevada Security Bank, a Nevada corporation, which also does business under the name Silverado Funding and Silverado Bank

23.1	Consent of Moss-Adams, LLP

31.1	Section 302 Certification by Hal Giomi

31.2	Section 302 Certification by Jack Buchold

32.1	Section 706 Certification by Hal Giomi

32.2	Section 706 Certification by Jack Buchold

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

(5)                                  This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on June 14, 2005.

(6)                                  This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on September 21, 2005.

(7)                                  This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on November 14, 2005.

(8)                                  This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on November 15, 2005.

(9)                                  This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on January 4, 2006.

(10)                            This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on October 11, 2007.

(11)                            This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on June 25, 2007.

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

	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2007(a,b)			2006(a,b)			2005(a,b)
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands )
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$18,164	$806	4.44%	$18,858	$950	5.04%	$7,470	$248	3.32%
Securities	85,306	3,744	4.39%	91,736	3,893	4.24%	69,668	2,362	3.39%
Equity	4,823	172	3.57%	7,771	242	3.11%	2,861	83	2.90%
Total Investments	108,293	4,722	4.36%	118,365	5,085	4.30%	79,999	2,693	3.37%

Loans: (c)
Agriculture	7,304	416	5.70%	13,075	836	6.39%	15,754	825	5.24%
Commercial	76,511	6,600	8.63%	43,912	3,905	8.89%	30,070	2,129	7.08%
Real Estate Construction	167,661	15,185	9.06%	120,027	10,612	8.84%	53,986	3,874	7.18%
Real Estate Term	216,944	17,579	8.10%	129,439	10,453	8.08%	98,387	7,465	7.59%
Consumer	9,096	625	6.87%	1,757	130	7.40%	2,946	169	5.74%
Credit Card and Overdraft Protection	359	56	15.46%	148	18	12.16%	91	11	12.09%
Other	586	—	0.00%	53	—	0.00%	33	—	0.00%
Total Loans	478,461	40,461	8.46%	308,411	25,954	8.42%	201,267	14,473	7.19%
Total Earning Assets	586,754	45,183	7.70%	426,776	31,039	7.27%	281,266	17,166	6.10%
Non-Earning Assets	62,356			25,403			12,314
Total Assets	$649,110			$452,179			$293,580
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$11,137	$108	0.97%	$7,886	$76	0.96%	$7,200	$19	0.26%
Savings Accounts	73,077	3,088	4.23%	80,839	3,202	3.96%	2,533	13	0.51%
Money Market	108,968	4,353	3.99%	113,130	4,424	3.91%	128,195	4,049	3.16%
IRA’s	4,292	201	4.68%	1,626	62	3.81%	1,069	28	2.62%
Certificates of Deposit<$100,000	169,874	8,423	4.96%	69,345	3,285	4.74%	37,861	1,425	3.76%
Certificates of Deposit>$100,000	63,922	2,886	4.51%	42,554	1,831	4.30%	33,457	1,143	3.42%
Total Interest Bearing Deposits	431,270	19,059	4.42%	315,380	12,880	4.08%	210,315	6,677	3.17%
Borrowed Funds:
Short term debt	35,856	2,201	6.14%	24,599	1,155	4.70%	1,779	667	3.87%
Long term debt	28,700	1,704	5.94%	17,697	1,048	5.92%	15,464	—	—
Total Borrowed Funds	64,556	3,905	6.05%	42,296	2,203	5.21%	17,243	667	3.87%
Total Interest Bearing Liabilities	495,826	22,964	4.63%	357,676	15,083	4.22%	227,558	7,344	3.23%
Demand Deposits	61,077			44,552			35,007
Other Liabilities	17,511			8,695			2,954
Shareholders’ Equity	74,696			41,256			28,061
Total Liabilities and Shareholders’ Equity	$649,110			$452,179			$293,580

Interest Rate Spread (d)			3.07%			3.05%			2.87%

Interest Income/Earning Assets			7.70%			7.27%			6.10%
Interest Expense/Earning Assets			3.91%			3.53%			2.61%
Net Interest Income and Margin (e)		$22,219	3.79%		$15,956	3.74%		$9,822	3.49%

(a)	Average balances are obtained from the best available daily or monthly data.
(b)	Yields are not reflected on a tax equivalent basis.
(c)	Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.
(d)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(e)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	For the Year Ended December, 31				For the Year Ended December, 31
	2007 vs. 2006				2006 vs. 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments
	$(35)	$(112)	$3	$(144)	$378	$128	$196	$702
Securities	(273)	138	(14)	(149)	748	592	191	1,531
Equity	(92)	36	(14)	(70)	142	6	11	159
Total Investment Income	(400)	62	(25)	(363)	1,268	726	398	2,392

Loans:
Agriculture	(369)	(90)	39	(420)	(140)	181	(30)	11
Commercial	2,898	(114)	(89)	2,695	980	544	252	1,776
Real Estate Construction	4,211	246	116	4,573	4,149	1,247	1,342	6,738
Real Estate Term	7,070	26	30	7,126	2,357	482	149	2,988
Consumer	543	(9)	(39)	495	(68)	49	(20)	(39)
Credit Card and Overdraft Protection	26	5	7	38	7	—	—	7
Total Loan Income	14,379	64	64	14,507	7,285	2,503	1,693	11,481

Total Interest Income	13,979	126	39	14,144	8,553	3,229	2,091	13,873

Interest Expense
Interest Bearing Deposits:
Now Accounts	31	1	—	32	2	50	5	57
Savings	(307)	218	(25)	(114)	399	87	2,703	3,189
Money market	(163)	91	1	(71)	(476)	961	(110)	375
IRA’s	102	14	23	139	15	13	6	34
Certificates of deposit<$100,000	4,765	153	220	5,138	1,184	371	305	1,860
Certificates of deposit>$100,000	919	89	47	1,055	311	294	83	688
Total interest-bearing deposits	5,347	566	266	6,179	1,435	1,776	2,992	6,203

Borrowed Funds	1,180	358	164	1,702	970	231	335	1,536

Total interest expense	6,527	924	430	7,881	2,405	2,007	3,327	7,739

Net Interest Income	$7,452	$(798)	$(391)	$6,263	$6,148	$1,222	$(1,236)	$6,134

(1)	Includes changes in interest income and expense not due solely to volume or rate changes.

Appendix 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Year Ended December 31,
	2007	% of Total	2006	% of Total	2005	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$436	30.66%	$261	15.52%	$253	32.77%
Other service charges, commissions and fees	52	3.66%	19	1.13%	23	2.98%
Loan charges and fees	292	20.53%	162	9.63%	95	12.31%
Pre-underwriting fees	26	1.83%	9	0.54%	25	3.24%
Income on bank owned life insurance	393	27.64%	307	18.25%	313	40.54%
Exchange fee income	163	11.46%	448	26.63%	—	0.00%
Unrealized gains on trading securities	118	8.30%	443	26.34%	47	6.09%
Unrealized loss on fair value loans	(77)	-5.41%	—	0.00%	—	0.00%
Gain on the sale of fixed assets	11	0.77%	2	0.12%	4	0.52%
Gain on the sale of fair value loans	5	0.35%	—	0.00%	—	0.00%
Gain/(loss) on the sale of investments	3	0.21%	31	1.84%	12	1.55%
Total non-interest income	1,422	100.00%	1,682	100.00%	772	100.00%

As a percent of average earning assets		0.24%		0.39%		0.27%

Other Operating Expense:

Salaries and employee benefits	9,566	52.25%	7,617	56.08%	4,222	47.85%
Occupancy costs	2,709	14.80%	1,921	14.14%	1,532	17.36%
Advertising and marketing costs	866	4.73%	527	3.88%	335	3.80%
Data processing costs	629	3.44%	960	7.07%	733	8.31%
Deposit services costs	1,100	6.01%	459	3.38%	259	2.94%
Loan servicing costs	63	0.34%	25	0.18%	2	0.02%
Provision for undisbursed loan commitments	(145)	-0.79%	120	0.88%	64	0.73%
Telephone and postage costs	555	3.03%	305	2.25%	214	2.42%
Legal and accounting	880	4.81%	371	2.73%	515	5.84%
Other professional services	618	3.38%	199	1.46%	468	5.30%
Director fees	352	1.92%	291	2.14%	82	0.93%
Travel and education costs	318	1.73%	281	2.07%	121	1.37%
Stationery and supplies	275	1.50%	186	1.37%	109	1.24%
Other	521	2.85%	320	2.36%	167	1.89%
Total non-interest expense	$18,307	100.00%	$13,582	100.00%	$8,823	100.00%

As a percentage of average earning assets		3.12%		3.18%		3.14%

Net non-interest expense as a percentage of average earning assets		2.88%		2.79%		2.86%

Efficiency ratio (a)		77.50%		77.15%		83.41%

(a)  Represents non-interest expenses as a percentage of net interest income and non-interest income excluding securities gains and losses.

Appendix 4 - Securities Available for Sale,  Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	December 31,		December 31,		December 31,
	2007		2006		2005
	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value	Cost	Value
Available for Sale	(Dollars in thousands)

US Treasury and Government
Agency Securities	$6,136	$6,059	$10,347	$10,105	$16,470	$16,000
Corporate bonds	4,274	3,552	3,611	3,599	1,032	1,006
State & municipal	—	—	500	494	500	484
Preferred Securities	6,998	6,890	404	408
Mortgage-backed securities	1,512	1,495	1,758	1,731	2,064	2,022
Subtotal, Available for Sale	$18,920	$17,996	$16,620	$16,337	$20,066	$19,512

Held to Maturity

US Treasury and Government
Agency Securities	$12,596	$12,704	$25,338	$25,293	$20,740	$20,518
Mortgage-backed securities	27,490	27,234	35,821	35,016	40,873	39,783
Corporate bonds	794	812	789	809	1,284	1,310
State & municipal	21,400	21,343	14,642	14,699	1,412	1,437
Subtotal, Held to Maturity	$62,280	$62,093	$76,590	$75,817	$64,309	$63,048

Fair value as a % of amortized cost of
Held to Maturity Securities		99.7%		99.0%		98.0%

Trading Securities
Equity Investments	4,168	4,729	3,648	4,299	1,141	1,283

Total Securities	$85,368	$84,818	$96,858	$96,453	$85,516	$83,843

Appendix 5 - Maturities of Securities

The following table sets forth the contractual maturities and weighted average yields of our debt securities as of December 31, 2007.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
					More Than 5		More Than
	Less than 1 Year		1 to 5 Years		to 10 Years		10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$1,978	3.01%	$1,521	3.68%	$2,560	4.34%	$—	—	$6,059	3.74%
Mortgage-backed Securities	—	—	—	—	$—	—	1,495	5.20%	1,495	5.20%
State & Municipal	—	—	—	—	—	—	—	—	—	0.00%
Preferred Securities	—	—	—	—	—	—	6,890	7.81%	6,890	7.81%
Corporate Bonds	—	—	—	—	25	6.71%	3,527	4.35%	3,552	4.37%
Total Available for Sale Securities	$1,978		$1,521		$2,585		$11,912		$17,996	5.54%

Held to Maturity Securities

US Government Agencies	$5,530	4.98%	$6,066	5.16%	$1,000	5.82%	$—	—	$12,596	5.14%
Mortgage-backed Securities	906	2.59%	3,457	4.28%	10,687	4.28%	12,440	4.42%	27,490	4.29%
State & Municipal	—	—	1,101	3.95%	4,324	5.68%	15,975	6.11%	21,400	5.80%
Corporate Bonds	—	—	794	6.51%	—	—	—	—	794	6.51%
Total Held to Maturity Securities	$6,436		$11,418		$16,011		$28,415		$62,280	5.07%

Total Investment Securities	$8,414		$12,939		$18,596		$40,327		$80,276	5.18%

Appendix 6 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of		As of		As of
	December 31,		December 31,		December 31,		December 31,		December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

USDA Agriculture Loans (1)	$897	0.19%	$12,698	2.74%	$13,528	5.52%	$16,763	10.43%	$10,876	13.16%

Commercial and Industrial
Revolving Lines of Credit	48,283	10.17%	38,271	8.25%	18,066	7.37%	5,171	3.22%	3,218	3.89%
Other Collateral	35,624	7.50%	21,212	4.57%	16,694	6.81%	14,130	8.79%	8,792	10.63%
Unsecured	13,029	2.74%	16,885	3.64%	3,669	1.50%	5,671	3.53%	3,529	4.27%
Participations	(9,500)	-2.00%	(2,000)	-0.43%	—	0.00%	—	0.00%	—	0.00%
Total Commercial Loans	87,436	18.42%	74,368	16.03%	38,429	15.67%	24,972	15.54%	15,539	18.80%

Real Estate Construction:
Acquisition and Land	63,252	13.32%	50,826	10.96%	32,137	13.11%	9,170	5.71%	5,544	6.71%
Single Family Residences	26,866	5.66%	63,255	13.64%	26,615	10.86%	14,704	9.15%	8,888	10.75%
Multi-family	4,599	0.97%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Commercial	52,479	11.05%	49,099	10.58%	19,664	8.02%	9,534	5.93%	5,764	6.97%
Government Guaranteed	6,017	1.27%	3,001	0.65%	1,026	0.42%	—	0.00%	—	0.00%
Participations	(7,371)	-1.55%	(12,419)	-2.68%	(5,253)	-2.14%	—	0.00%	—	0.00%
Total Real Estate Construction Loans	145,842	30.72%	153,761	33.15%	74,189	30.26%	33,408	20.79%	20,196	24.43%

Real Estate Term:
Single Family Residences	3,503	0.74%	878	0.19%	5,284	2.16%	4,779	2.97%	4,309	5.21%
Multi-family	6,935	1.46%	6,729	1.45%	6,848	2.79%	—	0.00%	3,903	4.72%
Commercial	232,946	49.07%	217,465	46.88%	97,732	39.86%	65,246	40.60%	22,683	27.44%
Government Guaranteed	1,863	0.39%	915	0.20%	196	0.08%	3,409	2.12%	—	0.00%
Participations	(12,917)	-2.72%	(10,936)	-2.36%	—	0.00%	(1,089)	-0.68%	—	0.00%
Total Real Estate Term Loans	232,330	48.94%	215,052	46.36%	110,060	44.89%	72,345	45.02%	30,895	37.37%

Total Real Estate Loans	378,172	79.65%	368,813	79.51%	184,249	75.15%	105,753	65.80%	51,091	61.80%

Consumer Loans:
Consumer	2,251	0.47%	1,848	0.40%	3,408	1.39%	6,391	3.98%	4,181	5.06%
Home Equity Lines of Credit	5,710	1.20%	5,710	1.23%	5,417	2.21%	6,757	4.20%	929	1.12%
Credit Cards and Overdraft Protection	259	0.05%	364	0.08%	93	0.04%	72	0.04%	55	0.07%
Other	44	0.01%	57	0.01%	61	0.02%	1	0.00%	—	0.00%
Total Consumer Loans	8,264	1.74%	7,979	1.72%	8,979	3.66%	13,220	8.23%	5,165	6.25%

Total Gross Loans	474,769	100.00%	463,858	100.00%	245,185	100.00%	160,708	100.00%	82,671	100.00%

Less:
Allowance for Loan Losses	7,276		5,430		2,655		1,586		822
Net Unearned Loan Fees/Costs	1,255		997		356		597		224
Net Loans	$466,238		$457,431		$242,174		$158,525		$81,625

(1) Company adopted FAS 159 on January 1, 2007, amount outstanding represents fair value

Appendix 7- Scheduled Contractual Maturities of the Loan Portfolio

The following table sets forth the scheduled contractual amortization of our loan portfolio at December 31, 2007 as well as the amount of loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	USDA Agriculture	Commerical	Real Estate	Consumer	Total

Amounts due:
Within one year	$—	$58,289	$153,319	$2,357	$213,965
After one year through five years	—	22,955	45,198	844	$68,997
Beyond five years	897	6,222	178,348	5,085	$190,552

Total	$897	$87,466	$376,865	$8,286	$473,514

Interest Rate Terms on amounts due after one year:

Fixed	$—	$12,457	$21,617	$162	$34,236
Adjustable	$897	$16,720	$201,929	$5,767	$225,313

Appendix 8 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance at the beginning of the period	$5,430	$2,655	$1,586	$822	$220

Allowance contributed by Northern Nevada Bank	—	1,951	—	—	—

Charge-offs:
Agricultural	—	—	—	—	—
Commercial & industrial loans	225	—	—	—	—
Real estate construction loans	903	—	—	—	—
Real estate loans	—	—	—	—	—
Consumer loans	65	—	—	—	—
Total Loans Charged-Off	1,193	—	—	—	—

Recoveries:
Agricultural	—	—	—	—	—
Commercial & industrial loans	32	53	—	—	—
Real estate construction loans	—	—	—	—	—
Real estate loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total Loans Recovered	32	53	—	—	—

Net loan charge offs	(1,161)	53	—	—	—

Provision charged to expense	3,007	771	1,069	764	602

Balance	$7,276	$5,430	$2,655	$1,586	$822

Average gross loans outstanding during period	$478,461	$308,411	$201,267	$122,454	$50,214
Gross loans outstanding at end of period	$474,769	$463,858	245,185	$160,708	$82,671

RATIOS
Net Charge-offs to Average Loans (annualized)	-0.24%	n/a	n/a	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	1.53%	1.17%	1.08%	0.99%	0.99%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	-15.96%	n/a	n/a	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	-38.61%	n/a	n/a	n/a	n/a

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

	As of December 31,		As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2007		2006		2005		2004		2003
		% Total		% Total		% Total		% Total		% Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
			(Dollars in thousands)
USDA Agriculture Loans	$—	0.19%	$—	2.74%	$—	2.74%	$—	5.52%	$—	14.00%

Commercial and Industrial
Revolving Lines of Credit	614		427		407		178		141
Unseucred and Other Collateral	539		444		102		88		56
Total Commercial Loans	1,153	18.42%	871	16.03%	509	16.03%	266	15.67%	197	15.14%

Real Estate Construction:
Acquisition and Land	1,603		1,711		361		98		46
SFR, Commerical, Multi-family	1,729		1,379		663		293		177
Government Guaranteed	158		259		17		6		8
Total Real Estate Construction Loans	3,490	30.72%	3,349	33.15%	1,041	33.15%	397	30.26%	231

Real Estate Term:
Single Family Residences, Multi-family	590		193		174		79		43
Commercial	1,987		1,003		897		649		241
Total Real Estate Term Loans	2,577	48.94%	1,196	46.36%	1,071	46.36%	728	44.89%	284

Total Real Estate	6,067	79.65%	4,545	79.51%	2,112	79.51%	1,125	75.15%	515	63.42%

Consumer loans	56	1.74%	13	1.72%	28	1.72%	191	3.66%	109	7.43%
Unallocated	—	0.00%	1	0.00%	6	0.00%	4	0.00%	1	0.00%
	$7,276	100.00%	$5,430	100.00%	$2,655	100.00%	$1,586	100.00%	$822	100.00%

(1) Represents percentage of loans in category to total loans.

Appendix 10 - Premises and Equipment

The following table sets forth the cost and net book value of our fixed assets as of the dates indicated.

	As of December 31,
	2007			2006
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Land	$2,308	$—	$2,308	$2,300	$—	$2,300
Buildings	1,989	322	1,667	1,982	245	1,737
Leasehold Improvements	1,897	801	1,096	1,746	587	1,159
Furniture, Fixtures and Equipment	5,736	3,295	2,441	5,351	2,690	2,661

Total	$11,930	$4,418	$7,512	$11,379	$3,522	$7,857

Appendix 11 - Maturity Schedule of Time Certificates of Deposit

At December 31, 2007, the scheduled maturities of time deposits including IRA’s (in thousands) are as follows:

	100K	Over
	and Under	100K	Total
During the Year of:
2008	$149,257	$54,106	$203,363
2009	30,427	2,063	32,490
2010	1,273	1,348	2,621
2011	154	435	589
2012	13	—	13
Total	$181,124	$57,952	$239,076

Appendix 12 - Other Borrowed Funds

The following table sets forth the FHLB advances and other borrowing

	As of December 31,
	2007	2006 *+	2005
	(dollars in thousands)

Overnight FHLB Advances

Balance at December 31,	$62,500	$31,000.00	$—
Average amount outstanding	35,963	24,599	15,747
Maximum amount outstanding at any month end	69,000	54,000	35,000
Average interest rate for the year	5.02%	4.30%	3.11%

Term FHLB Advances

Balance at December 31,	$8,000	$8,000 *	$—
Average amount outstanding for the period	8,000	8,205	—
Maximum amount outstanding at any month end	8,000	8,500	—
Average interest rate for the short period	4.41%	4.09%	0.00%

Federal Funds Purchased

Balance at December 31,	$110	$—	$—
Maximum amount outstanding at any month end	110	—	—
Average interest rate for the year	3.69%	—	—

Subordinated Debt

Balance at December 31,	$20,619	$20,619 +	$15,464
Average amount outstanding	20,619	16,255	2,457
Maximum amount outstanding at any month end	20,619	20,619	15,464
Average interest rate for the year	6.54%	6.34%	5.79%

Notes Payable

Balance at December 31,	$—	$530	$—
Average amount outstanding	124	429	—
Maximum amount outstanding at any month end	265	717	—
Average interest rate for the year	7.96%	8.16%	0.00%

* Acquired in merger on 11/06/06

+ $5.2 million acquired in merger on 11/06/06

Appendix 13- Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on the Bank’s net interest income over a 12 month period following December 31, 2007 in the event of an immediate change up or down in the indicated market interest rates.

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 200 basis points	$(654)	-0.11%
Up 100 basis points	$(281)	-0.05%
Down 100 basis points	$(44)	-0.01%
Down 200 basis points	$(639)	-0.11%

Appendix 14 - Interest Rate Sensitivity Gap

The following table sets forth the Company’s interest rate sensitivity as of December 31, 2007.  Interest rate sensitivity difference between the volumes of assets and liabilities subject to repricing at various time periods.

	Within	Three	One Year
	Three	Months to	to	After
	Months	One Year	Five Years	Five Years	Total

Interest Earning Assets:
Interest bearing cash and due from banks	$4,762	$99	$99	$—	$4,960
Federal funds sold and short term investments	313	—	—	—	313
Investment securities	4,888	13,781	30,423	31,184	80,276
Loans	245,156	15,480	182,187	30,691	473,514

Total	$255,119	$29,360	$212,709	$61,875	$559,063

Interest Bearing Liabilities:
Interest bearing demand deposits	$9,432	$—	$—	$—	$9,432
Savings deposits	39,439	—	—	—	39,439
MMDA’s	97,988	—	—	—	97,988
Time deposits $100,000 or less	73,309	75,949	31,866	—	181,124
Time deposits of more than $100,000	21,889	32,217	3,846	—	57,952
Borrowed funds	63,610	—	7,000	20,619	91,229

Total	$305,667	$108,166	$42,712	$20,619	$477,164

Interest Rate Sensitivity Gap	$(50,548)	$(78,806)	$169,997	$41,256	$81,899

Cumulative Interest Rate Sensitivity Gap	$(50,548)	$(129,354)	$40,643	$81,899

Cumulative Interest Rate Sensitivity Gap/Total Interest Earning Assets	-8.94%	-22.89%	7.19%	14.49%

Cumulative Gap as a % of Total Assets	-8.06%	-20.62%	6.48%	13.06%

Appendix 15 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$69,453	12.77%	$43,496	8.00%	NA	NA
Nevada Security Bank	$57,071	10.97%	$41,632	8.00%	$52,040	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$62,936	11.58%	$32,622	4.00%	NA	NA
Nevada Security Bank	$50,554	9.71%	$20,816	4.00%	31,224	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$62,936	10.39%	$24,219	4.00%	NA	NA
Nevada Security Bank	$50,554	8.60%	$23,513	4.00%	$29,392	5.00%

December 31, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$67,001	12.98%	$41,527	8.00%	NA	NA
Nevada Security Bank	$53,084	10.74%	$39,545	8.00%	$49,431	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$51,431	9.97%	$20,763	4.00%	NA	NA
Nevada Security Bank	$47,310	9.57%	$17,372	4.00%	29,659	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$51,431	9.85%	$22,221	4.00%	NA	NA
Nevada Security Bank	$47,310	8.04%	$19,973	4.00%	$26,240	5.00%

December 31, 2005
Total Capital to Risk Weighted Assets
The Bank Holdings	$46,183	16.53%	$22,345	8.00%	NA	NA
Nevada Security Bank	$32,883	12.51%	$21,026	8.00%	$26,282	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$37,557	13.45%	$11,172	4.00%	NA	NA
Nevada Security Bank	$30,003	11.42%	$10,513	4.00%	15,769	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$37,557	10.06%	$14,929	4.00%	NA	NA
Nevada Security Bank	$30,003	8.96%	$13,400	4.00%	$16,750	5.00%

SIGNATURES

Pursuant to the requirements of Section 13 or 1516(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 1, 2008	The Bank Holdings,
a Nevada Corporation

	By:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

	By:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Allison	Director	April 1, 2008
Edward Allison

/s/ Marybel Batjer	Director	April 1, 2008
Marybel Batjer

/s/ Joseph Bourdeau	President and Director	April 1, 2008
Joseph Bourdeau

/s/ Edward Coppin	Director	April 1, 2008
Edward Coppin

/s/ David A. Funk	Director	April 1, 2008
David A. Funk

/s/ Jesse Haw	Director	April 1, 2008
Jesse Haw

/s/ Kelvin Moss	Director	April 1, 2008
Kelvin Moss

/s/ James Pfrommer	Director	April 1, 2008
James Pfrommer

/s/ Hal Giomi	Chairman and Chief Executive Officer	April 1, 2008
Hal Giomi

/s/ Jack B. Buchold	Chief Financial Officer	April 1, 2008
Jack B. Buchold