Form 10-Q
period 2008-03-31
BANK HOLDINGS
filed 2008-05-06
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

YES     ☒                                                    NO     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common stock, $0.01 par value, 5,831,099 shares outstanding as of May 9, 2008

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
Summary
Results of Operations
Net Interest Income
Provision and Allowance for Loan Losses
Non-interest Income
Non-Interest Expense
Provision for Income Taxes
Comprehensive Income
Financial Condition
Securities and Other Earning Assets
Loans
Deposits
Other Funding Sources
Off Balance Sheet Arrangements
Risk Management
Credit Risk Management
Nonperforming Assets
Asset Liability Management
Market Risk
Interest Rate Risk
Liquidity
Capital Resources

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none
Item 3.	Defaults Upon Senior Securities – none
Item 4.	Submission of Matters to a Vote of Security Holders – none
Item 5.	Other Information – none
Item 6.	Exhibits

Signatures
Exhibits

PART I – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CONDITION

(Dollars in thousands)

	March 31,	December 31,
	2008 (1)	2007 (2)
ASSETS
Cash and due from banks	$8,910	$13,857
Liquid money market funds	100	323
Federal funds sold	6,205	—
Cash and cash equivalents	15,215	14,180
Securities available for sale, at fair value	21,767	17,996
Securities held to maturity, at amortized cost	76,544	62,280
Securities - trading, at market value	4,640	4,729
Other equity securities, at cost	6,074	6,214

USDA loans (at fair value, unpaid principal $916)	888	897
Loans, gross	458,576	473,872
Allowance for loan losses	(7,212)	(7,276)
Deferred loan fees, net	(1,126)	(1,255)
Loans, net	451,126	466,238

Premises and equipment, net	7,318	7,512
Other real estate owned	2,328	800
Bank owned life insurance	9,562	9,473
Intangible assets	1,056	1,091
Goodwill	29,612	29,612
Other assets	8,123	6,515
TOTAL ASSETS	$633,365	$626,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$59,031	$65,400
Interest bearing demand	13,470	9,432
Savings	31,861	39,439
Money Market	97,756	97,988
IRA’s	4,065	4,123
Time deposits < $100,000	167,356	175,620
Time deposits > $100,000	68,068	59,333
Total deposits	441,607	451,335
Liabilities:
Short term borrowed funds	83,000	62,610
Long term borrowed funds	7,000	8,000
Junior subordinated debt	20,619	20,619
Exchange liabilities	—	4,101
Minority shareholder interest in subsidiaries	—	1,095
Accrued interest payable and other liabilities	6,917	4,043
Total Liabilities	559,143	551,803

Commitments and contingencies (Note 1)

Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 5,831,099 issued and outstanding as of March 31, 2008 and December 31, 2007	58	58
Surplus	73,851	73,766
Accumulated earnings	1,577	2,139
Accumulated other comprehensive loss	(1,264)	(1,126)
Total shareholders’ equity	74,222	74,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$633,365	$626,640

(1) The March 31, 2008 information is unaudited.

(2) The condensed balance sheet as of December 31, 2007 has been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Three-Month Period
	Ended March 31, (1)
	2008	2007

Interest and dividend income:
Federal funds sold and other	$16	$300
Debt securities, taxable	1,149	862
Debt securities, non-taxable	265	176
Dividends	49	50
Loans, including fees	8,829	9,954
Total interest and dividend income	10,308	11,342

Interest expense:
Deposits	4,090	5,080
Other borrowed funds, notes payable and debt	893	912
Total interest expense	4,983	5,992

Net interest income	5,325	5,350

Provision for loan losses	150	180
Net interest income, after provision for loan losses	5,175	5,170

Non-interest income:
Service charges on deposit accounts	127	77
Other service charges, commissions and fees	83	79
Income on bank owned life insurance	90	109
Exchange fee income	31	14
Unrealized (loss)gain on trading securities	(198)	80
Unrealized gain on fair value loans	1	45
Realized gain on sale of fixed assets	—	14
Realized gain (loss) on the sale of investments, net	(216)	4
Total non-interest income	(82)	422

Non-interest expense:
Salaries and employee benefits	2,641	2,645
Occupancy and equipment	676	807
Marketing	108	220
Data processing	137	166
Deposit and loan servicing costs	310	254
Accounting, legal and tax	372	152
Other professional services	56	180
Telephone and data communications	94	121
Other	192	388
Total non-interest expense	4,586	4,933

Net income before income tax provision and minority shareholder allocation	507	659

(Benefit) provision for income taxes	(2)	226

Loss attributable to minority shareholders	—	(24)

NET INCOME	$509	$457

Net earnings per share:
Basic	0.09	0.08
Diluted	0.09	0.08

(1) The period ending data for March 31, 2008 and 2007 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the three month periods ending March 31, 2008, and March 31, 2007 (1)

	Comprehensive Income/Loss	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings/ Deficit	Accumulated Other Comprehensive Income/Loss	Total

Balance at December 31, 2006 (2)		5,831,099	$54	$73,345	$878	$(709)	$73,568

Stock Dividend February 15, 2007			4	(4)
Cumulative effect of FAS 159 adoption adjustment					(464)		(464)

Net Income	$457	—	—	—	457	—	457

Compensation expense related to stock options		—	—	180	—	—	180

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period	56
Less reclassification adjustment for gains included in net income	(18)
Net unrealized holding gains	38		—	—	—	38	38
Comprehensive Income	$495

Balance at March 31, 2007		5,831,099	$58	$73,521	$871	$(671)	$74,243

Balance at December 31, 2007 (2)		5,831,099	58	73,766	2,139	(1,126)	74,837

Cumulative effect of adoption of EITF 06-04					(1,071)		(1,071)

Net Income	$509	—	—	—	509	—	509

Compensation expense related to stock options		—	—	85	—	—	85

Amortization of unrealized minimum projected benefit obligation of defined benefit plan						17	17

Other comprehensive income:
Unrealized holding losses on securities available for sale arising during the period	(371)
Less reclassification adjustment for losses included in net income	216
Net unrealized holding losses	(155)		—	—	—	(155)	(155)
Comprehensive Income	$354

Balance at March 31, 2008		5,831,099	$58	$73,851	$1,577	$(1,264)	$74,222

(1) The periods ending March 31, 2008 and 2007 are unaudited.

(2) The period as of December 31, 2007 and 2006 has been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended
	March 31, (1)
	2008	2007

Cash flows from operating activities:
Net Income	$509	$457
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for loan losses	150	180
Stock option compensation expense	85	180
Net amortization of securities	(116)	52
Depreciation	220	343
Amortization of intangible assets, net	35	80
Amortization of split dollar benefit plan, net	36	—
Activity of trading securities, net	89	(270)
Unrealized loss/(gain) on trading securities	198	(80)
Loss attributable to minority shareholders	—	24
Unrealized (gain) on loans carried at fair value	(1)	(45)
Activity of exchange assets, net	(4,101)	—
Realized (gain) on sales of fix assets, net	—	(14)
Realized loss (gain) on sales of investment securities, net	216	(4)
Net change in:
Other assets and liabilities, net	(1,697)	1,431
Net cash (used in) provided by operating activities	(4,377)	2,334

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	1,366	2,292
Purchases	(5,488)	(500)
Activity in securities held to maturity:
Proceeds from sales, maturities, prepayments and calls	6,441	5,164
Purchases	(20,729)	(4,535)
Activity in non-marketable equity securities, net	139	(860)
Investment in non-bank subsidiaries, net	(1,040)	—
Increase in bank owned life insurance	(89)	(109)
Loan originations and principal collections, net	15,176	432
Purchases of premises and equipment, net	(26)	(203)
Net cash (used in) provided by investing activities	(4,250)	1,681

Cash flows from financing activities:
Net (decrease) increase in deposits	(9,728)	17,844
Activity in other borrowed funds, net	19,390	(23,765)
Net cash provided by (used in) financing activities	9,662	(5,921)

Net change in cash and cash equivalents	1,035	(1,906)

Cash and cash equivalents at beginning of period	14,180	33,723
Cash and cash equivalents at end of period	$15,215	$31,817

(1) The periods ending March 31, 2008 and 2007 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

NOTE – 1 THE BUSINESS OF THE BANK HOLDINGS

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (“the Bank”).  The Bank had six banking offices in northern Nevada.  The Bank closed the temporary Sparks, Nevada branch effective March 31, 2008, leaving five open northern Nevada branch offices. There are two offices in California, separately branded as Silverado Bank.

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

NOTE 2 – BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation

On July 9, 2003, the stockholders of Nevada Security Bank approved the exchange of their common stock in Nevada Security Bank for common stock in the newly formed holding company, The Bank Holdings.  This transaction was consummated on August 29, 2003 and was accounted for at historical cost. Nevada Security Bank was organized on February 26, 2001 and opened for business on December 27, 2001.  The consolidated financial statements include the accounts of The Bank Holdings and its wholly-owned subsidiaries, Nevada Security Bank, Rocky Mountain Exchange, and Granite Exchange. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2007 is from the audited financial statements at that date, but this Form 10-Q document does not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  The interim financial information should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

Analysis of certain interim financial information has been presented for both end-of-period and reporting period average balances.  It is anticipated that for historical review, average balances may be more pertinent to eliminate seasonality, quarter-end growth anomalies, and computational rounding.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, loan origination costs, equity-based compensation, goodwill and income taxes.

Operating Segment Information

We manage our operations and prepare management reports and other information with a primary focus on lines of business.  As of March 31, 2008, we operated one bank located in two distinctive regional markets in two states, and two qualified intermediary companies in two distinct geographic areas.  The operating segments are separated into parent, bank, and non-bank financial services.  Such segment reporting eliminates transactions between noted operating areas, and the accounting policies of the individual segments are the same as those of the Company.  Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.  Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

Table 8 presents selected operating segment information for the three months ended March 31, 2008 and 2007.

Loans

The Company grants real estate, commercial, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans throughout northern Nevada and northern California.  The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate market and general economic conditions in these areas.

Loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  The Company has adopted Financial Accounting Standards Board (“FAS”) 159 Fair Value Option of Financial Assets and Financial Liabilities and FAS 157 Fair Value Measurement for those SBA/USDA loans which were purchased by the Company during 2003 and 2004 when the loan portfolio was smaller than the investment portfolio.  The Company recorded $1,000 of mark to market gains on these loans during the first quarter of 2008.  For purposes of discussion the Company includes these fair value loans in its gross loan totals even though they are shown separately in the statement of condition.

We manage asset quality and control credit risk through the application of policies, practices and procedures designed to promote sound underwriting and loan monitoring, and the diversification of the loan portfolio.  The loan administration function is charged with monitoring asset quality and establishing credit policies, practices and procedures which are thorough and consistently enforced.

Income Taxes

FAS Interpretation 48 Accounting for Uncertainty in Income Taxes (FIN 48), clarifies FAS 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements.  Under the FIN 48 guidelines an entity should recognize the financial statement benefit of a tax position it determines that it is more likely than not that the position will be sustained on examination.

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

The Company sets aside a provision for income taxes on a monthly basis.  The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income.  Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, certain expenses that are not allowed as tax deductions, and tax credits.  For this quarter, the reduction of income tax expense was related to permanent book tax differences which were approximately $500,000.  In addition we recorded $12,000 of current income tax provision benefits related to the implementation of EITF 06-04 Accounting for Deferred Compensation and Postretirement Benefit Aspect of Endorsement Split-Dollar Life Insurance arrangements.

Reclassification

Various reclassifications may have been made in prior periods in order to be consistent with the presentation as of March 31, 2008.  Further, certain captions may have minor revisions to more accurately reflect activities of the Company.  There were no changes to previously reported shareholders’ equity or net income.

NOTE 3 – FAIR VALUE MEASUREMENT FAS - 159

Effective January 1, 2007, the Company adopted FAS 159 The Fair Value Option for Financial Assets and Financial Liabilities concurrent with its early adoption of FAS 157 Fair Value Measurements.   FAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur.  FAS 159 also requires entities to report those financial assets and liabilities that are measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial condition.  FAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities.  The Company elected early adoption of FAS 159 effective January 1, 2007 concurrent with the early adoption of FAS 157 for certain USDA/SBA loans purchased during 2003 and early 2004.

The Company believes its adoption of FAS 159 will have a positive impact on its ability to better manage the balance sheet and interest rate risks which were associated with this group of specifically acquired assets while potentially benefiting the net interest margin, net interest income, net income and earnings per common share in 2008.  These loan purchases were initiated when the Company’s sole subsidiary Nevada Security Bank was just two years old and suffered from a lack of substantive loan growth.  Further, interest rates were at a very low ebb and these loans were purchased at a yield of approximately 5%.  While this yield was approximately 150 basis points greater than the Bank’s investment portfolio yield at the time, current loan portfolio yields for internally generated loans are in the range of 6%, due to changing market conditions.  With a lower than market coupon rate, and substantial premiums paid at acquisition, the Company’s cost basis of the purchased loans recorded on the statement of condition does not properly reflect the true opportunity costs to the Company.

FAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participant’s use in pricing the financial instrument.  In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.  These loans may be sold in a secondary market with a limited number of active market participants.  An active market quote to determine pricing and the current market value of these loans in the secondary market was completed as of December 31, 2007 and March 31, 2008 and obtained from a recognized investment brokerage house.  These factors met the definition of the most advantageous market and form the basis of the determination of a precise method for determining the value of these loans.  During the first quarter of 2008 and 2007, pre-tax unrealized gains of $1,000 and $45,000, respectively, were recorded in earnings.  The fair value at March 31, 2008 was calculated using fair value hierarchy level two and in the same manner as the valuation at December 31, 2007.

NOTE 4 – FAIR VALUE MEASUREMENT FAS 157

Effective January 1, 2007, the Company adopted FAS 157, Fair Value Measurements, concurrent with its early adoption of FAS 159.  FAS 157 clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with generally accepted accounting principles.  This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy under FAS 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Levels 1, 2 and 3).  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.   Level 3 inputs are unobservable inputs for the asset or liability and reflect the reporting entity’s own evaluation about the assumptions that market participants would use in pricing the asset or liability.

Available for sale securities are valued based upon open-market quotes obtained from reputable third-party brokers.  Market pricing is based upon specific CUSIP identification for each individual security.  Changes in fair value are recorded in other comprehensive income.  Trading securities are valued based on open market quotes obtained from reputable third party brokers and pricing is based upon specific identification for each individual security.  Changes in fair value are reported in the statement of operations.

The fair value measurements for impaired loans are performed pursuant to FAS 114 and are based upon either collateral values supported by appraisals, or discounted cash flow assumptions.  All but $544,000 of the impaired loans at March 31, 2008 have collateral to support their fair values.  Adjustments for fair value of impaired loans are a component in determining the overall adequacy of the loan loss reserve.  Consequently, adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

Fair value measurements for other real estate owned (OREO) are based upon collateral values supported by appraisals.  Changes in the estimated fair value of OREO are recorded in the statement of operations.

The following table summarizes the Company’s financial instruments that were measured at fair value as of March 31, 2008.

Description of Financial Instrument	March 31, 2008	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)

Securities Available for Sale	$21,767	—	$21,767	$—
Trading Account	4,640	4,640	—	—
Impaired Loans	30,649		30,105	544
OREO	2,328	—	2,328	—
USDA Loans at fair value	888	—	888	—

Total	$60,272	$4,640	$55,088	$544

NOTE 5 – SHARE BASED COMPENSATION

Stock Option Plan

The Company has a stock based employee compensation plan, which is more fully described in Note 14 of the Company’s 2007 annual report on Form 10-K.  On January 1, 2006 the Company adopted the FAS Statement No. 123(R), Accounting for Share Based Payments.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on the grant-date fair value of the award.  The fair value is amortized over the implied service period (generally the vesting period).  The Company previously accounted for stock-based awards to employees under the intrinsic value provisions of APB 25 in which no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Included in salaries and benefits for the three months ending March 31, 2008 and 2007, there was $85,000 and $180,000 of share-based compensation, respectively.  The related tax benefit on share-based compensation was not material to either quarter.  The following table summarizes the Company’s options and changes for the three month period ending March 31, 2008.

	Quarter Ended March 31, 2008
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	731,310	13.63
Granted	—	—
Cancelled/Forfeited	5,002	17.22
Exercised	—	—
Options outstanding at end of period	726,308	13.60	$155,957	6.27 Years

Exercisable (vested) at end of period	622,833	12.88	$155,957	5.91 Years

Quarter Ended March 31, 2007
Risk free interest rate	4.68%
Expected dividend yield	0.0%
Expected life in years	7.0
Expected price volatility	21.6%

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

NOTE 6 – DEFERRED COMPENSATION

In September 2006 the Emerging Issues Task Force (“EITF”) ratified EITF issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspect of Endorsement Split-Dollar Life Insurance Arrangements”.   This ruling provides that the Company should recognize a liability for future benefits based on the agreements held with employees.  The issue was effective for fiscal years beginning after December 17, 2007.  The Company adopted this pronouncement effective January 1, 2008 and has recorded an initial liability of $1.6 million with an offsetting adjustment to retained earning of $1.1 million and deferred taxes of $0.5 million, pursuant to this accounting pronouncement.

NOTE 7 – EARNINGS PER SHARE

Income per share for all periods presented in the unaudited Consolidated Statements of Operations are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of March 31, 2008 totaled 726,308. The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Quarter Ending
	March 31,
	2008	2007

Average number of common shares outstanding	5,831,099	5,831,099
Effect of dilutive options (1)	3,998	171,025
Average number of common shares outstanding used to calculate diluted earnings per common share	5,835,097	6,002,124

Net income	$509	$457
Basic net income per share	$0.09	$0.08
Diluted net income per share	$0.09	$0.08

(1) There were 709,705 anti-dilutive weighted shares which have been excluded from the Diluted weighted shares outstanding.

NOTE 8 – INCOME TAXES

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

The Company has not previously been examined by any income tax authority.  Management believes that in the event of an examination by the taxing authority that it is more likely than not that the reported tax positions will be upheld. Accordingly, because management expects the taxing authority to allow the reported positions when and if examined, the more-likely-than-not recognition threshold has been met.

NOTE 9 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it can purchase federal funds up to $19.5 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There were no balances outstanding under these agreements at March 31, 2008, and $110,000 was outstanding at December 31, 2007.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  Under such agreements there were overnight advances of $83 million and $62.5 million outstanding as of March 31, 2008, and December 31, 2007, respectively.  In addition to the overnight advances there were term advances in the amount of $7.0 million outstanding as of March 31, 2008 and $8.0 million outstanding at December 31, 2007.  There was $40 million in securities collateral and $86 million in loan collateral available from this source as of March 31, 2008, for a total of $126 million,  as compared to $100.0 million available as of December 31, 2007.

Other borrowed funds include $20.6 million of subordinated debentures. The Company originally issued $15.5 million of these debentures and $4.2 million of such funds were invested in the Bank in 2005 to maintain adequate capital levels in line with regulatory guidelines and the additional $5.1 million in debentures were acquired in the merger with NNB Holdings, Inc.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

 FASB 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption was permitted. Management adopted this statement effective as of January 1, 2007.

FASB 159

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption was permitted under certain circumstances. Management adopted this Statement effective as of January 1, 2007.

EITF 06-04

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. EITF 06-5 provides that in determining the amount recognized as an asset, a policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. The amount that could be realized should be calculated at the individual policy level and consider any probable contractual limitations, including the exclusion of any additional amounts paid for the surrender of an entire group of policies. The Issue is effective for fiscal years beginning after December 15, 2007. The banking subsidiary of the Company has life insurance arrangements.  The Company has evaluated the impact of adoption of this rule on the Company’s financial statements and results of operations and it has been determined by outside benefits administrators that $1.1 million will be adjusted to retained earnings pursuant to this accounting pronouncement, effective January 1, 2008.

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

Summary

The list of recent accounting pronouncements noted above, while not an exhaustive list, includes those which we believe will, or may, have the greatest likelihood of application to the Company’s consolidated balance sheets and/or consolidated statements of income.  We believe that adoption of these standards will not have a material impact on our financial condition or results of income, earnings per share or cash flow unless otherwise noted, however no absolute assurance can be given that this in fact, will occur.

NOTE 11 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the quarters ended March 31, 2008 and 2007, cash paid for interest expense on interest bearing liabilities was $5.1 million and $4.6 million, respectively.  There was $1.5 million in real estate acquired in the settlement of loans for the three month period ending March 31, 2008 and none for the corresponding period of 2007.  During the quarter ended March 31, 2008, cash paid for income taxes was $125,000 and there was none paid during the first quarter of 2007.

NOTE 12 – COMMON STOCK REPURCHASE PLAN

During December 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to $3.0 million of the Company’s common stock on the open market or in privately negotiated transactions.  The duration of the program is open ended and the timing of the purchases will depend upon market conditions.  No common stock was repurchased during the quarter ended March 31, 2008.

 Selected Financial Data

	Quarter Ended March 31,		Year Ended
	2008	2007	December 31, 2007
	(Dollars in thousands, except per share data)
Condensed Statement of Operations
Interest Income	$10,308	$11,342	$45,183
Interest Expense	4,983	5,992	22,964
Net Interest Income	5,325	5,350	22,219
Provision for Loan Losses	150	180	3,007
Non-interest income	(82)	422	1,422
Non-interest expense	4,586	4,933	18,307
Loss attributable to minority shareholders	—	(24)	(27)
(Benefit) provision for income taxes	(2)	226	625
Net Income	$509	$457	$1,729

Period End Data
Assets	633,365	647,418	626,640
Loans, gross (1)	459,464	464,253	474,769
Securities	98,311	90,544	80,276
Deposits	441,607	514,841	451,335
Other borrowed funds	110,619	36,384	91,229
Shareholders’ Equity	74,222	73,779	74,837

Average Balance Sheet
Assets	628,718	660,874	649,110
Loans (1)	468,431	469,549	478,461
Securities	76,741	92,966	85,306
Deposits	458,686	511,910	492,347
Shareholders’ Equity	73,617	73,398	74,696

Asset Quality
Non-performing assets (2)	8,793	913	6,433
Allowance for loan loss	7,212	5,502	7,276
Net Charge-offs	214	108	1,161
Non-performing assets to total assets	1.39%	0.14%	1.03%
Allowance for loan loss to loans	1.57%	1.19%	1.53%
Net Charge-offs to average loans	0.05%	0.02%	0.24%

Per Common Share
Basic income per share	0.09	0.08	0.30
Diluted income per share	0.09	0.08	0.29
Book value per share	12.73	12.65	12.83
Period end common shares outstanding	5,831,099	5,831,099	5,831,099
Average shares outstanding - basic	5,831,099	5,831,099	5,831,099
Average shares outstanding - diluted	5,835,097	6,002,124	5,968,687

Financial Ratios
Return on average assets	0.33%	0.28%	0.27%
Return on average equity	2.78%	2.53%	2.31%
Net interest margin (3)	3.78%	3.69%	3.79%
Tier 1 leverage capital ratio	10.28%	9.30%	10.39%

(1)	Includes USDA loans carried at fair value.
(2)	Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status and other real estate owned.
(3)	Net interest income is divided by average interest-earning assets.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Critical accounting policies are those that involve the most complex and subjective decision and assessments, and have the greatest potential impact on the Company’s stated results of operations.  We consider the allowance for loan losses to be a critical accounting policy due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of this policy.  The Company has made no substantive changes in its critical accounting policies and assumptions compared to the disclosures made in The Bank Holdings Annual Report on Form 10-K for the year ended December 31, 2007.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable losses on loans deemed to be uncollectible based on our continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $7.2 million and $5.5 million at March 31, 2008 and 2007, respectively. The provision for loan losses was $150,000 for the quarter ended March 31, 2008 and $180,000 for the quarter ended March 31, 2007.

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on all loans, including certain loans which may have been classified as impaired.  On an ongoing basis an independent loan review function reviews all new loans as well as “watch” and any classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on any remaining loans are based on pools of similar loans using a combination of historical loss from the Bank and its peers.  Table 5 sets forth the allocation of the allowance for loan losses as of March 31, 2008, and December 31, 2007.

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

SUMMARY: Results of Operations – 1st Quarter

Net income for the quarter ended March 31, 2008 was $509,000 as compared with $457,000 for the quarter ended March 31, 2007.  Basic and diluted earnings per share for the first quarter of 2008 were $0.09 and $0.09 compared with basic and diluted earnings per share of $0.08 and $0.08 respectively, for the same quarter of 2007.  The Company’s quarterly return on average equity was 2.78% and quarterly return on average assets was 0.33% for the quarter ended March 31, 2008, compared to 2.53% and 0.28% respectively, for the quarter ended March 31, 2007.  The primary drivers behind the variance in net income for the first quarter of 2008 relative to the same quarter of 2007 are as follows:

•                  The downturn during the second half of 2007 in the national, state, and regional economies and the deteriorating economy faced by our customers, especially those affected by the real estate market downturn has extended through the first quarter of 2008 and is expected to impact earnings for the 2008 year based on recent FOMC actions.

•                  Interest income decreased $1.0 million or 9%.

•                  Interest expense decreased $1.0 million or about 17%.

•                  Net interest income before the provision for loan losses decreased $25,000 or less than 1%.

•                  Non-interest income was a loss of $82,000 for the first quarter of 2008 compared with $422,000 of gains for the same period in 2007. Non-interest income without realized and unrealized losses on investments amounted to $332,000 for the first quarter of 2008 a decrease of $6,000 from the same period in 2007.

•                  Non-interest expense decreased $347,000 or 7%.

•                  The provision for taxes was reduced by the effects of permanent book tax differences including $453,000 of non-taxable interest and dividends.

•                  Net income increased $52,000 or 11%.

Quarterly Average balances and rates are provided in Table 1.

SUMMARY: Financial Condition

The Company’s total assets were slightly over $633 million at March 31, 2008 an increase of $6 million or 1%, over total assets of $627 million reported at December 31, 2007.  The most significant characteristics of and changes in the Company’s balance sheet during the first three months of 2008 are outlined below:

•                  A continuing emphasis on restructuring the balance sheet to alleviate substantial reductions in rates earned on asset portfolios.

•                  For the three months ended March 31, 2008 investment securities increased $18 million from December 31, 2007 or 22% although average investment securities decreased 17% at March 31, 2008 compared to 2007.

•                  Gross loans decreased $15 million to $459 million at March 31, 2008 compared to December 31, 2007.  Average gross loans as of March 31, 2008 showed a decrease of $2 million or less than 1% from the average at March 31, 2007.

•                  For the quarter ended March 31, 2008 total assets increased $7 million or 1% to $633 million from December 31, 2007.  Compared with March 31, 2007 average assets decreased $32 million or 5% with a reduction of $10 million in average non-earning assets.

•                  Total deposits decreased by $10 million or 2% during the three month period ending March 31, 2008 to $442 million.  Average deposits decreased $53 million to $459 million or 10% at March 31, 2008 compared with the same period in 2007.

•                  Short term borrowings from FHLB increased by $21 million.

•                  Exchange deposits at non-affiliated financial institutions decreased $4.1 million.

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

Quarterly Analysis

Net interest income for the first quarter of 2008 was $5.3 million, a decrease of $0.1 million or about 0.5% compared to the first quarter of 2007.  This decrease was primarily due to the decreases in rates earned on interest earning assets coupled with lower rates paid on interest bearing liabilities.  Average loans were essentially unchanged for the quarter ended March 31, 2008 compared to the same period in the prior year. Average investments decreased by $20 million or 17.1% during the first quarter of 2008 compared to the first quarter 2007. Average gross loans, net of deferred, as a percent of average assets was 74.5% and 71.1% for the quarters ended March 31, 2008 and 2007, respectively.

Continued concern about loan quality has been the focus of the Bank during the first quarter of 2008.  Deteriorating real estate market conditions appeared in the third quarter of 2007 and have continued into 2008.  Management attention to increases in non-performing assets and concern about real estate values led the Company to substantially increase the provision for loan losses for the year ended December 31, 2007.  Management believes that the allowance for loan losses adequately covers the inherent losses in the loan portfolio; however no assurance can be given that further additions will not be required.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, increased to 3.78% from 3.69% during the three months ended March 31, 2008 as compared to the same period in 2007, respectively, an increase of nine basis points or 2.4%.

The increase in the Company’s net interest margin is largely a result a greater decrease in interest bearing liability rates and volumes than the changes in rates and volumes of interest earning assets.  The dramatic changes in the interest rate environment brought about by the FOMC’s activities of the last six months have impacted both the asset and liability side of the balance sheet, however, the majority of the change has been felt in the rates earned on the Company’s loan portfolio, with deposit interest rates generally “sticky” in a downward rate environment.  The Company’s weighted average prime rate for the first quarter of 2008 was 6.22% compared with 8.05% for the full year of 2007.

The change in the mix of both assets and liabilities has had an impact on the Company’s net interest margin.  The Company increased its use of average borrowed funds to $86.0 million during the first quarter of 2008 when compared to $70.3 million for the same period in 2007.  Given the current state of the financial markets, borrowings have been less costly than trying to attract a greater volume of interest bearing deposits.  The Company allowed high cost exchange deposits to run off which caused average savings accounts to decrease $42.6 million to $36.2 million as of March 31, 2008 compared with the first quarter of 2007.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined by management to be adequate to absorb losses inherent in the loan portfolio.  This allowance is increased by the provision charged to income and by recoveries on loans previously charged off.  Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation.  As discussed under “Critical Accounting Policies”, we believe that the methods we utilize to determine the allowance for loan losses constitute a critical accounting policy.  Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management” there can be no assurance that we will not have to increase the amount of our historical provisions for loan losses in future periods.  Please see Table 5.

Quarterly Analysis

We provided $150,000 and $180,000 for probable loan losses in the quarters ended March 31, 2008, and 2007, respectively.  The Company had nine non-accrual loans amounting to $6.5 million at March 31,  2008, and six non-accrual loans amounting to $913,000 at March 31, 2007.  The Company charged-off $231,000 in loans for the quarter ended March 31, 2008 and $133,000 for the first quarter of 2007.  Including the non-accrual loans, there were fourteen 30 day or more past due loans as of March 31, 2008, and eight during the same period of 2007.  The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit.  This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.  The provision for the off-balance-sheet reserve reflected a provision of $14,000 and a reduction of $38,000 for the quarters ending March 31, 2008 and 2007, respectively.

Non-interest Income

Quarterly Analysis

First quarter non-interest income (excluding realized and unrealized investment gains and losses) totaled $332,000, a decrease of $6,000 or 1.8% from the same quarter of 2007.  The Company’s unrealized losses in trading securities were $198,000; a decrease of $278,000 over the same period in 2007 wherein were reported gains of $80,000 and realized losses on the sale of investments was $216,000 for the first quarter of 2008 compared with gains of $4,000 for the same period in 2007.

Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains or losses reported in any period will continue in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Service charges on deposit accounts and other service charges, commissions and fees increased $54,000 to $210,000 from the same period in 2007.  Exchange fee income increased $17,000 to $31,000 for the quarter ending March 31, 2008 as compared to the same period in 2007.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $4.6 million and $4.9 million for the quarters ended March 31, 2008 and 2007, respectively, which represented a decrease of approximately $300,000 or 6.1%.  Expense categories that decreased the most include occupancy, advertising and marketing, and other professional costs.  These decreases amounted to $541,000 and were partially offset by an increase in accounting and legal costs of $220,000.  The efficiency ratio was 84.0% and 85.7% for the quarters ended March 31, 2008 and 2007, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended March 31, 2008 was $2.6 million, essentially unchanged from the same quarter 2007.  The full time equivalent (FTE) staffing level is 112 at March 31, 2008 and was 122 as of March 31, 2007, a decrease of 8%.  For the quarter ended March 31, 2008, such salary costs approximated 1.87% of average earning assets, as compared to 1.82% for the same period in 2007.  There were some severance payments made during the first quarter of 2008, and with a lower volume of new loans, loan cost amortization  under FASB 91 has increased from previous periods.

Occupancy and equipment expense amounted to $676,000 for the quarter ended March 31, 2008, a decrease of $131,000 or 16.2% from the same quarter in 2007.  The Company now has five Nevada banking offices, two banking offices in California, a data operations center and two exchange company offices.  Occupancy expenses for the quarter ended March 31, 2008 approximated 0.48% of average earning assets, as compared to 0.56% for the same period in 2007.  The temporary Sparks branch office was closed effective March 31, 2008.

Deposit and loan servicing costs amounted to $296,000 for the quarter ending March 31, 2008 compared to $254,000 for the same period in 2007, an increase of $42,000 or 16.5%.  Deposit and loan servicing costs represent 0.21% of average earning assets for the quarter ending March 31, 2008 compared with 0.20% for the same period in 2007.

Marketing expenses amounted to $108,000 for the quarter ended March 31, 2008, a decrease of $112,000 or 50.9% over the same period in 2007.  Marketing and advertising represented 0.08% of average earning assets for the quarter ended March 31, 2008 compared with 0.15% for the same period in 2007.

Accounting and legal costs amounted to $372,000 for the quarter ended March 31, 2008 an increase of $220,000 or 144.7% over the same period in 2007.  Legal and accounting costs for March 31, 2008 represent 0.26% of average earning assets compared with 0.10% for the same period during 2007, and are primarily comprised of end-of year Sarbanes-Oxley compliance costs, as well as additional auditor costs relating to internal routines and controls reviews.

Other professional services expense totaled $56,000 and $180,000 at March 31, 2008 and 2007, respectively, a decrease of $124,000 or 68.9%.  Other professional service costs represent 0.04% of average earning assets compared with 0.12% for the same period in 2007.

The remainder of expenses which were not noted separately above, amounted to $437,000 and $675,000 at March 31, 2008 and 2007, respectively, a $238,000 decrease or 35.3%.  For the quarter ended March 31, 2008 these other expenses represented 0.31% of average earning assets, as compared to 0.48% for the same period of 2007.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Provision for Income Taxes

For the quarter ending March 31, 2008 the Company had a net benefit for income taxes in the amount of $2,000 and a provision of $226,000 for the same period in 2007.  These changes are primarily due to permanent book tax difference of approximately $500,000 including $453,000 in non-taxable interest and dividend income during the first quarter.  In addition to these differences we recorded $12,000 in a tax benefit for the first quarter with the adoption of EITF 06-04.

Comprehensive Income

Quarterly Analysis

Our available for sale investment portfolio had net unrealized losses of $758,000 at March 31, 2008 and $149,000 at December 31, 2007.  At March 31, 2008 the net unrealized loss net of deferred taxes represented 3.5% of securities available for sale, which is included in comprehensive income.  Comprehensive income or loss differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive loss reported under FAS 115 in the financial statements is due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio.  As financial rates flatten over the term based on expectations of Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio may further depreciate in value over the remainder of the year.

Another component of comprehensive income is the result of the adoption of FAS 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” by the Company in 2006.  As part of the Company’s accounting for certain postretirement plans, there was recognition of a prior service cost which is amortized over an estimated 11 year life from the date of the Plan in 2005.  This prior service cost net of deferred taxes amounted to $505,000 at March 31, 2008, compared with $522,000 at March 31, 2007.

FINANCIAL CONDITION

Our consolidated total assets were $633 million and $627 million at March 31, 2008 and December 31, 2007, respectively.  Total average assets were $629 million and $661 million for the three months ended March 31, 2008 and 2007, respectively, a decrease of 5%.

Securities and Other Earning Assets

Quarterly Analysis

The securities portfolio, excluding trading securities was $98.3 million at March 31, 2008 and averaged $88.4 million during the first quarter of 2008 as compared to $90.5 million and an average of $93.0 million in the first quarter of 2007.  The securities portfolio consists primarily of Mortgage-backed securities, Municipal securities, Preferred Stock and U.S. Government agency securities.  The average yield on investments was 6.06% for the quarter ended March 31, 2008 and 4.75% for the quarter ended March 31, 2007.  Securities available for sale had a net unrealized loss of $758,000 at March 31, 2008 as compared to the net unrealized loss of $149,000 at December 31, 2007.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.

At March 31, 2008 debt securities have an aggregate depreciation of about 1.01% from the Company’s amortized cost basis as compared to 1.4% at December 31, 2007.  In the available for sale portfolio eighteen securities have an unrealized loss as of March 31, 2008.  In three of those securities the unrealized loss has exceeded one year.  There are eighty securities in the held to maturity portfolio that have an unrealized loss as of March 31, 2008.  For thirty-one of those securities, the loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the Bank’s investment securities portfolio at March 31, 2008 is 2.65, as compared with 2.58 as of March 31, 2007.   At December 31, 2007 the portfolio’s effective duration was 2.62.  The Company’s investment securities portfolio duration does not substantially differ from that of the Bank, since approximately 96% of the Company’s securities portfolio is held in the subsidiary bank.

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

The ratio of average total investments to average total assets was 15.6%, 16.7% and 17.9% at the quarter ended March 31, 2008, the year ended December 31, 2007 and the quarter ended March 31, 2007, respectively.

The Company has $4.6 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the quarter ending March 31, 2008 the Company had unrealized losses of $198,000 from these trading equities as compared to unrealized gains of $80,000 for the same period in 2007.

Loans

Quarterly Analysis

Gross loans including fair value loans amounted to $459.5 million at March 31, 2008, $477.7 million at December 31, 2007, and $464.3 million at March 31, 2007, respectively.  Total loans, before allowance for loan losses, averaged $468.4 million for the first quarter of 2008, a decrease of $1.1 million or less than 1% from the average amount of such loans during the first quarter of 2007.

As noted in Table 4 “Composition of the Loan Portfolio”, real estate construction loans amounted to $137.5 million and $169.1 million at March 31, 2008 and March 31, 2007, respectively.  These loans decreased $31.6 million or 18.7% from the amount of such loans at March 31, 2007.  Single family construction loans decreased the most at $32.7 million followed by commercial construction which decreased $18.4 million.  These items taken together represents the majority of the decreases over March 31, 2007 balances.  These decreases were somewhat offset by an increase in acquisition and land loans which increased $14.5 million in 2008 compared with 2007. The decreases in construction loans are due to general economic decline in the local, regional and national real estate markets.

Term real estate loans amounted to $233.0 million as of March 31, 2008 compared to $204.3 million for the quarter ending March 31, 2007, an increase of $28.7 million or 14.1%.  Commercial term loans increased $23.8 million or 11.5% to $230.6 million over the first quarter of 2007 and represent the majority of the quarter to quarter comparison.

Commercial and industrial loans approximated $79.2 million and $68.1 million at March 31, 2008 and March 31, 2007, respectively.  Commercial loans increased about $10.1 million or 14.6% over the balances at March 31, 2007.  Other collateral loans increased $18.7 million or 116.2% to $34.8 million and represent the majority of the increase over the first quarter of 2007.

Consumer loans amounted to $7.6 million and $10.3 million at March 31, 2008 and March 31, 2007, respectively.  Consumer loans decreased $2.6 million or 25.2% from the balances outstanding as of March 31, 2007.

The ratio of average total loans to average total assets for the quarter was 74.5% and 71.1% at March 31, 2008 and March 31, 2007, respectively.   The Company has nine non-accrual loans totaling $6.5 million as of March 31, 2008.  The Company had ten loans on non-accrual totaling $5.6 million as of December 31, 2007 and $913,000 for the period ending March 31, 2007.  The following table outlines the Company’s nonperforming and impaired loans as of March 31, 2008.

	March 31, 2008		March 31, 2007
	Balance	Estimated Inherent Loss	Balance	Estimated Inherent Loss

Non-performing loans
Commercial loans	$—	$—	$65	$—
SBA guaranteed	711	42	525	—
Real Estate Construction	5,754	613	300	—
Consumer	—	—	23	—
Total non-performing loans (1)	6,465	655	913	—

Other impaired loans
Commercial and revolving lines of credit	916	112	—	—
SBA loans	460	29	—	—
Real Estate Construction	19,410	592	—	—
Real Estate Term	3,398	—	—	—
Total other impaired loans	24,184	733	—	—

Total impaired loans	$30,649	$1,388	$913	$—

(1) Including OREO, non-performing assets amount to $8.793 million at March 31, 2008.

Deposits

Total deposits were $442 million and $451 million as of March 31, 2008 and December 31, 2007 respectively, a decrease of $9 million or 2.0%.  Core deposits (deposits excluding certificates of deposit greater than $100,000), have decreased about $18.5 million or 4.7% since December 31, 2007.  The ratio of gross loans to deposits was 104.0% and 105.9% at March 31, 2008 and December 31, 2007, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $59.0 million at March 31, 2008, $65.4 million at December 31, 2007, and $60.9 million at March 31, 2007, respectively.  Average non-interest bearing deposits totaled $56.8 million during the first quarter of 2008, which represented 12.4% of average total deposits. This compares with $63.2 million and 12.3%, respectively for the first quarter of 2007.  This is a decrease of $6.4 million or 10.1% for non-interest bearing deposits for the 12 month period ending March 31, 2008.

Interest bearing deposits amounted to approximately $382.6 million, $385.9 million and $454.0 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.  Average interest-bearing deposits were $401.9 million, a decrease of approximately $46.8 million during the quarter ended March 31, 2008, as compared to the average of $448.7 million in interest-bearing deposits during the quarter ended March 31, 2007.

Included in the deposit categories above are public deposits, which averaged $6.9 million for the quarter ending March 31, 2008 and $7.3 million for the quarter ending March 31, 2007.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased and overnight FHLB advances, amounted to $83.0 million at March 31, 2008 and $62.6 million at December 31, 2007, respectively.  The Company has available borrowing lines amounting to $191.5 million as of March 31, 2008.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit the amount of which is predicated on the value of collateral held, and on March 31, 2008, the gross amount of all collateral was about $126 million.

Long term other borrowed funds includes FHLB term advances, subordinated debt, capital lease obligations and other debt with terms greater than one year.  The Company had $7.0 million in FHLB term advances, and $20.6 million in subordinated debt as of March 31, 2008 and $8.0 million and $20.6 million, respectively as of December 31, 2007.

The Company’s 1031 qualified intermediaries during their course of business, may place exchange liability deposits with non-affiliated financial institutions.  There were no such deposits at March 31, 2008 and $4.1 million as of December 31, 2007.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $55.4 million at March 31, 2008 as compared to $62.9 million at December 31, 2007.  These commitments represented 12% and 13% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters-of-credit totaled $1.5 million as of March 31, 2008 and $714,000 at December 31, 2007.

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

Credit Risk Management

Our strategy for credit risk management includes stringent, centralized policies and uniform underwriting criteria for all loans, based on certain categorizations.  The strategy also includes diversification on a geographic, (to the extent possible), industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality.  We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio.  The rating system is intended to identify and measure the credit quality of lending relationships.  For consumer loans, we utilize standard credit scoring systems to assess consumer credit risks and to price consumer products accordingly.  We strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels.

Our real estate loan portfolio accounted for 80.9% of the total loan portfolio as of March 31, 2008 and 79.6% at December 31, 2007.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial loans accounted for 17.3% of the total loan portfolio as of March 31, 2008 as compared to 18.5% at December 31, 2007.  Commercial loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economies of our market areas.  Commercial loans consist primarily of loans secured by various pieces of equipment or machinery and other corporate assets including real property.  USDA purchased loans outstanding were about $888,000 and $897,000 respectively, as of March 31, 2008 and December 31, 2007.

Consumer loans accounted for 1.7% of our total loan portfolio as of March 31, 2008 as compared to 1.8% at December 31, 2007.

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

The primary objective of interest-rate risk management is to control our exposure to interest-rate risk both within limits approved by our board and guidelines established by the ALCO.  These limits and guidelines reflect our tolerance for interest-rate risk over both short-term and long-term horizons.  We attempt to control interest-rate risk by identifying, quantifying, and where appropriate, changing our exposure.

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

Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 100 basis points and 200 basis points, estimated net interest income for the subsequent 12 months should change by less than 7% and 14%, respectively.

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

In addition to traditional retail deposits, the Company has various other liquidity sources, including proceeds from maturities of securities and loans and the use of borrowed funds such as FHLB advances and brokered deposits.  We continually monitor and forecast our liquidity position.  There are several methods we use for this purpose, including daily review of cash and due from balances, federal funds sold or borrowed positions, monthly review of balance sheet changes, liquidity ratios, periodic liquidity forecasts and review of contingent funding plans.

As of March 31, 2008 the Company had about $96 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash, securities and borrowings.  This represented approximately 22% of deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.  Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At March 31, 2008, shareholders’ equity amounted to $74.2 million or approximately 12% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 6.  As indicated in such table, we currently exceed all minimum regulatory capital requirements.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s assessment of the effectiveness of its internal control over financial reporting has been completed. Such assessments have been documented and made a part of the permanent record of Sarbanes-Oxley Act Section 404 compliance.

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

You should not place undue reliance on any forward-looking statements.  Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events except to the extent required by federal securities laws.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the 2007 Annual Report on Form 10-K of The Bank Holdings filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s internet site (http://www.sec.gov).  There have been no material changes to the risk factors listed in the Form 10-K since its filing.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which do not include accruing loans 90 days or more overdue, none for all periods under review), other real estate owned, repossessed assets and certain securities available for sale.  The Company had nine non-accrual loans totaling $6.5 million at March 31, 2008, and $2.3 million in OREO.  The Company had ten non-accrual loans totaling $5.6 million and $800,000 in OREO in December 31, 2007 compared with six non-accrual loans totaling $913,000 and no OREO as of March 31, 2007, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

–   None

Item 3.  Defaults Upon Senior Securities

–   not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

–   None

Item 5.  Other Information

–                 None

Item 6.  Exhibits

(a)           The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description

Exhibit 11	Computation of Per Share Earnings (1)
Exhibit No.31.1	Certification of Hal Giomi Pursuant to Rules 13a-14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended (2)
Exhibit No.31.2	Certification of Jack Buchold Pursuant to Rules 13a-14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended (2)
Exhibit No.32.1	Certification of Hal Giomi Pursuant to 18 U.S.C. § 1350 (2)
Exhibit No.32.2	Certification of Jack Buchold Pursuant to 18 U.S.C. § 1350 (2)

(1)                                  Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 7 to the condensed, consolidated financial statements in this report.

(2)                                  Filed herewith.

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

	For the Quarter Ended March 31,			For the Quarter Ended March 31,
	2008 (a),(b),(e)			2007 (a),(b),(e)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$3,842	$16	1.67%	$21,551	$300	5.65%
Securities	88,362	1,414	6.44%	92,966	1,038	4.53%
Equity	5,950	49	3.31%	3,869	50	5.24%
Total Investments	98,154	1,479	6.06%	118,386	1,388	4.75%

Loans: (c)
Agriculture	891	(13)	-5.87%	12,319	141	4.64%
Commercial	83,396	1,544	7.45%	73,651	1,535	8.45%
Real Estate Construction	146,034	2,741	7.55%	164,289	4,289	10.59%
Real Estate Term	230,187	4,420	7.72%	209,161	3,781	7.33%
Consumer	7,529	125	6.68%	8,658	191	8.95%
Credit Card and Overdraft Protection	306	12	15.77%	395	17	17.45%
Other	88	—	0.00%	1,076	—	0.00%
Total Loans before allowance	468,431	8,829	7.58%	469,549	9,954	8.60%
Total Earning Assets	566,585	10,308	7.32%	587,935	11,342	7.82%
Non-Earning Assets	62,133			72,939
Total Assets	$628,718			$660,874
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$10,719	$28	1.05%	$11,739	$24	0.83%
Savings Accounts	36,215	251	2.79%	78,807	994	5.12%
Money Market	100,778	815	3.25%	109,490	1,097	4.06%
IRA’s	4,099	47	4.61%	4,482	50	4.52%
Certificates of Deposit<$100,000	186,444	2,259	4.87%	177,319	2,190	5.01%
Certificates of Deposit>$100,000	63,621	690	4.36%	66,885	725	4.40%
Total Interest Bearing Deposits	401,876	4,090	4.09%	448,722	5,080	4.59%
Borrowed Funds:
Short term debt	58,099	508	3.52%	26,271	317	4.89%
Long term debt	27,938	385	5.54%	44,027	595	5.48%
Total Borrowed Funds	86,037	893	4.17%	70,298	912	5.26%
Total Interest Bearing Liabilities	487,913	4,983	4.10%	519,020	5,992	4.68%
Demand Deposits	56,810			63,188
Other Liabilities	10,378			5,268
Shareholders’ Equity	73,617			73,398
Total Liabilities and Shareholders’ Equity	$628,718			$660,874

Interest Rate Spread (d)			3.22%			3.14%

Interest Income/Earning Assets			7.32%			7.82%
Interest Expense/Earning Assets			3.54%			4.13%
Net Interest Income and Margin (f)		$5,325	3.78%		$5,350	3.69%

(a)  Average balances are obtained from the best available daily data.

(b)  Yields are not reflected on a tax equivalent basis.

(c)  Loans including fair value loans are gross of the allowance for possible loan losses, and net of deferred fees and related direct costs.

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

	For the Quarter Ended March 31,
	2008 vs. 2007
	Increase (Decrease) Due to
			Rate and	Total
	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$(249)	$(213)	$178	$(284)
Securities	(183)	344	(50)	111
Equity	179	19	66	264
Total Investment Income	(253)	150	194	91

Loans:
Agriculture	(132)	317	(339)	(154)
Commerical	205	(183)	(13)	9
Real Estate Construction	(481)	(1,242)	175	(1,548)
Real Estate Term	383	203	53	639
Consumer	(25)	(49)	8	(66)
Credit Card and Overdraft Protection	(4)	(2)	1	(5)
Other	—	—	—	—
Total Loan Income	(54)	(956)	(115)	(1,125)

Total Interest Income	(307)	(806)	79	(1,034)

Interest Expense
Interest Bearing Deposits:
Now Accounts	(2)	6	—	4
Savings	(542)	(457)	256	(743)
Money market	(88)	(221)	27	(282)
IRA’s	(4)	1	—	(3)
Certificates of deposit<$100,000	114	(62)	17	69
Certificates of deposit>$100,000	(36)	7	(6)	(35)
Total interest-bearing deposits	(558)	(726)	294	(990)

Borrowed Funds	206	(191)	(34)	(19)

Total interest expense	(352)	(917)	260	(1,009)

Net Interest Income	$45	$111	$(181)	$(25)

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended March 31,
	2008	% of Total	2007	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$127	-154.88%	$77	18.25%
Other service charges, commissions and fees	11	-13.41%	14	3.32%
Loan Charges and Fees	72	-87.80%	65	15.40%
Income on bank owned life insurance	90	-109.76%	109	25.83%
Exchange fee income	31	-37.80%	14	3.32%
Unrealized gains on trading securities	(198)	241.46%	80	18.96%
Unrealized gains on fair value loans	1	-1.22%	45	10.66%
Gain on sale of Fixed Assets	—	0.00%	14	3.32%
Gain/(loss) on sale of investments	(216)	263.41%	4	0.95%
Total non-interest income	(82)	100.00%	422	100.00%

As a percentage of average earning assets		-0.06%		0.29%

Other Operating Expense:

Salaries and employee benefits	2,641	57.59%	2,645	53.62%
Occupancy costs	676	14.74%	807	16.36%
Advertising and marketing costs	108	2.35%	220	4.46%
Data processing costs	137	2.99%	166	3.37%
Deposit services costs	275	6.00%	291	5.90%
Loan servicing costs	21	0.46%	(37)	-0.75%
Provision for undisbursed loan commitments	14	0.31%	(38)	-0.77%
Telephone and data communication costs	94	2.05%	121	2.45%
Postage	29	0.63%	46	0.93%
Accounting and legal costs	372	8.11%	152	3.08%
Other professional services	56	1.22%	180	3.65%
Directors fees	62	1.35%	72	1.46%
Travel and education costs	65	1.42%	62	1.26%
Stationery and supplies	45	0.98%	76	1.54%
Other	(9)	-0.20%	170	3.45%
Total non-interest expense	$4,586	100.00%	$4,933	100.00%

As a percentage of average earning assets		3.26%		3.40%
Net non-interest income/expense as a percentage of average earning assets		3.31%		3.11%

Efficiency ratio (a)		84.01%		85.73%

(a)  Represents non-interest expense as a percentage of net interest income and non-interest income excluding realized securities gains and losses.

Table 4 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of
	March 31,		March 31,
	2008 (1)		2007 (1)
		% of		% of
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
USDA Agriculture Loans	$888	0.19%	$11,479	2.48%

Commercial and Industrial
Revolving Lines of Credit	45,520	9.93%	43,295	9.35%
Other Collateral	34,777	7.59%	16,117	3.48%
Unsecured	8,437	1.84%	11,224	2.42%
Participations	(9,500)	-2.07%	(2,540)	-0.55%
Total Commerical and Industrial Loans	79,234	17.29%	68,096	14.70%

Real Estate Construction:
Acquisition and Land	62,627	13.66%	48,167	10.40%
Single Family Residences	21,005	4.58%	53,743	11.60%
Multi-family	4,272	0.93%	6,881	1.49%
Commerical	52,319	11.41%	70,727	15.27%
Government Guaranteed	5,718	1.25%	3,750	0.81%
Participations	(8,405)	-1.83%	(14,134)	-3.05%
Total Real Estate Construction	137,536	30.01%	169,134	36.51%

Real Estate Term:
Single Family Residences	3,491	0.76%	875	0.19%
Multi-family	11,791	2.57%	6,700	1.45%
Commerical	230,594	50.31%	206,814	44.64%
Government Guaranteed	—	0.00%	779	0.17%
Participations	(12,843)	-2.80%	(10,876)	-2.35%
Total Real Estate Term	233,033	50.84%	204,292	44.10%

Consumer Loans:
Consumer	2,016	0.44%	4,869	1.05%
Home Equity Lines of Credit	5,296	1.16%	4,668	1.01%
Credit Cards and Overdraft Protection	313	0.07%	360	0.08%
Other	22	0.00%	395	0.09%
Total Consumer Loans	7,647	1.67%	10,292	2.22%

Total Loans, before allowance	458,338	100.00%	463,293	100.00%

Less:
Allowance for Loan Losses	7,212	1.57%	5,502	1.19%
Net Loans	$451,126		$457,791

(1) Deferred fees and costs have been deducted from loan totals

Table 5 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended
	March 31,	March 31,
	2008	2007
	(Dollars in thousands)

Allowance at the beginning of the period	$7,276	$5,430

Charge-offs:
Agricultural	—	—
Commercial & industrial loans	—	128
Real estate construction	231	—
Real estate term	—	—
Consumer loans	—	5
Total Loans Charged-Off	231	133

Recoveries:
Agricultural	—	—
Commercial & industrial loans	—	25
Real estate construction	—	—
Real estate term	—	—
Consumer loans	17	—
Total Loans Recovered	17	25

Net loan charge offs	(214)	(108)

Provision charged to expense	150	180

Balance	$7,212	$5,502

Average loans outstanding during period *	$468,431	$469,549
Total loans outstanding at end of period *	$458,338	$463,293

* Deferred fees and costs have been deducted from loan totals

RATIOS
Net Charge-offs to Average Loans (annualized)	0.18%	0.09%
Allowance for Loan Losses to Total Loans at End of Period	1.57%	1.19%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	2.97%	1.96%
Net Loan Charge-offs to Provision for Loan Losses	142.67%	60.00%

Table 6 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2008
Total Capital to Risk Weighted Assets
The Bank Holdings	$67,578	12.96%	$41,702	8.00%	NA	NA
Nevada Security Bank	$58,350	11.44%	$40,791	8.00%	$50,990	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$61,051	11.71%	$20,851	4.00%	NA	NA
Nevada Security Bank	$51,974	10.19%	$20,396	4.00%	30,593	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$61,051	10.28%	$23,759	4.00%	NA	NA
Nevada Security Bank	$51,974	8.90%	$23,357	4.00%	$29,196	5.00%

December 31, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$69,453	12.77%	$43,496	8.00%	NA	NA
Nevada Security Bank	$57,071	10.97%	$41,632	8.00%	$52,040	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$62,936	11.58%	$32,622	4.00%	NA	NA
Nevada Security Bank	$50,554	9.71%	$20,816	4.00%	31,224	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$62,936	10.39%	$24,219	4.00%	NA	NA
Nevada Security Bank	$50,554	8.60%	$23,513	4.00%	$29,392	5.00%

Table 7 -QUARTERLY DATA (UNAUDITED)

	2008	2007				2006				2005
	First	Fourth	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$10,308	$11,076	$11,543	$11,222	$11,342	$10,203	$7,736	$6,916	$6,184	$5,293	$4,643	$3,864	$3,366
Interest Expense	4,983	5,465	5,923	5,584	5,992	4,887	3,855	3,274	3,067	2,631	1,964	1,533	1,216
Net interest income	5,325	5,611	5,620	5,638	5,350	5,316	3,881	3,642	3,117	2,662	2,679	2,331	2,150

Provision for Loan Losses	150	2,247	346	234	180	175	247	(124)	473	377	292	186	214
Net interest income after Provision for Loan Losses	5,175	3,364	5,274	5,404	5,170	5,141	3,634	3,766	2,644	2,285	2,387	2,145	1,936

Non-interest income	(82)	232	163	605	422	677	535	249	221	153	376	97	146
Non-interest expenses	4,586	4,432	4,263	4,679	4,933	4,102	3,250	3,348	2,882	2,569	2,382	1,967	1,905

Income (Loss) before taxes	507	(836)	1,174	1,330	659	1,716	919	667	(17)	(131)	381	275	177

Income/(losses) attributable to Minority Shareholders	—	1	11	(15)	(24)	159	3	(35)	—	—	—	—	—

(Benefit) provision for taxes	(2)	(555)	413	541	226	653	382	33	7	(710)	—	—	—

Net Income (Loss)	$509	$(282)	$750	$804	$457	$904	$534	$669	$(24)	$579	$381	$275	$177

Other Comprehensive Income (loss), unrealized gains/losses on securities available-for-sale	(155)	(179)	(122)	(154)	38	(451)	186	(83)	193	(144)	(88)	266	(225)

Comprehensive Income (Loss)	$354	$(461)	$628	$650	$495	$453	$720	$586	$169	$435	$293	$541	$(48)

Earnings (loss) per common share:
Basic	$0.09	$(0.05)	$0.13	$0.13	$0.08	$0.18	$0.14	$0.20	$(0.01)	$0.18	$0.12	$0.09	$0.06
Diluted	$0.09	$(0.05)	$0.13	$0.13	$0.08	$0.17	$0.13	$0.19	$(0.01)	$0.15	$0.11	$0.09	$0.06

Table 8 - Operating Segment Information

Segment information is divided into the Parent, Bank and non-bank segments.

Non-bank segments includes the Company’s 1031 qualified intermediary companies.

	For the Three Months Ending					For the Three Months Ending
	March 31, 2008					March 31, 2007
Condensed Income Statement	Bank	1031	Parent	Eliminations	Consolidated	Bank	1031	Parent	Eliminations	Consolidated
	(Dollars in thousands - unaudited)					(Dollars in thousands - unaudited)

Interest Income	$9,957	$311	$347	$(307)	$10,308	$11,028	$352	$137	$(130)	$11,387
Interest Expense	4,777	207	306	(307)	4,984	5,604	160	357	(129)	5,992
Net interest income	5,180	104	41	0	5,325	5,424	192	(220)	(1)	5,395

Provision	150	—	—	—	150	180	—	—		180

Net interest income after provision	5,030	104	41	—	5,175	5,244	192	(220)	(1)	5,215

Non-interest income
Service Charges	126	1	—	—	127	77	—	—		77
Other Service Chgs, fees etc	72	—	(197)	208	83	66	—	—		66
Bank owned life insurance	90	—	—	—	90	109	—	—		109
Exchange Fees	—	31	—	(0)	31	—	14	—		14
Unrealized gains on trading	1	—	(216)	(1)	(216)	—	—	—	80	80
Other Income	10	—	—	(207)	(197)	28	—	83	(80)	31
Total Non-interest income	298	33	(413)	0	(82)	280	14	83	0	377

Non-interest Expense
Salaries	1,763	122	182	—	2,067	2,011	279	276	46	2,612
Occupancy	598	38	41	—	676	724	38	45		807
Marketing	89	19	—	—	108	153	39	28		220
Data Processing	116	14	6	—	137	141	18	7		166
Deposit and Loan Servicing	307	2	1	—	310	250	1	0		251
Accounting and Legal	39	—	170	68	277	35	—	59	119	213
Other Professional Services	104	0	115	(68)	151	119	18	101	(119)	119
Telephone and Data Communications	111	12	35	(34)	123	142	16	33	(24)	167
Other Expenses	809	76	(182)	34	736	259	44	97	(22)	378
Total Non-Interest Expense	3,936	283	367	(0)	4,586	3,834	453	646	0	4,933

Net income before taxes	1,392	(146)	(739)	0	507	1,690	(247)	(783)	(1)	659

Attributitable to minority shareholders	—	—	—	—	—	—	—	—	(24)	(24)
Income Taxes (benefit)	302	(48)	(256)	0	(2)	587	(97)	(264)		226

Net income	$1,090	$(98)	$(483)	$0	$509	$1,103	$(150)	$(519)	$(23)	$457

	For the Three Months Ending					For the Three Months Ending
	March 31, 2008					March 31, 2007
Statement of Condition	Bank	1031	Parent	Eliminations	Consolidated	Bank	1031	Parent	Eliminations	Consolidated
ASSETS
Cash and Due from Banks	$8,900	$17,806	$1,014	$(18,810)	$8,910	$13,291	$45,930	$3,103	$(30,507)	$31,817
Investments
Investments in Subsidiaries	—	—	78,466	(78,466)	—	—	—	70,821	(70,202)	619
Investment Portfolio	105,371	—	9,959		115,330	84,837	—	5,707		90,544
Loans	451,126	—	—		451,126	457,791	—	—		457,791
Fixed Assets	7,086	102	130	—	7,318	7,431	128	158		7,717
Intangibles	20,837	—	4,544	5,287	30,668	21,173	—	10,141		31,314
Other Assets	18,891	225	1,109	(212)	20,013	21,742	179	5,694		27,615
Total Assets	612,211	18,133	95,222	(92,202)	633,365	606,266	46,236	95,624	(100,708)	647,418

LIABILITIES
Deposits	443,004	—	—	(1,397)	441,607	515,405	29,943	—	(30,507)	514,841
Borrowing	90,000	—	20,619	—	110,619	15,500	—	20,884		36,384
Other Liabilities	6,609	17,552	381	(17,625)	6,917	5,820	15,633	962		22,415
Total Liabilities	539,613	17,552	21,000	(19,022)	559,143	536,725	45,576	21,847	(30,507)	573,640

Shareholders’ equity	72,598	581	74,222	(73,179)	74,222	69,541	660	73,778	(70,201)	73,778

Total Liabilities and Shareholders’ Equity	$612,211	$18,133	$95,222	$(92,202)	$633,365	$606,266	$46,236	$95,624	$(100,708)	$647,418

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date:	May 6, 2008	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date:	May 6, 2008	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)