Form 10-Q
period 2008-06-30
BANK HOLDINGS
filed 2008-08-08
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated Filer    ☒    Non-accelerated filer    ☐    Smaller Reporting Company    ☐

Indicate by check mark whether the registrant is an Shell Company (as defined in Rule 12b-2 of the Act)

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value, 5,830,099 shares outstanding as of August 8, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Consolidated Statements of Condition
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
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

Signatures
Exhibits

PART I – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	June 30,	December 31,
	2008 (1)	2007 (2)
ASSETS
Cash and due from banks	$11,180	$13,857
Liquid money market funds	159	323
Federal funds sold	1,670	—
Cash and cash equivalents	13,009	14,180
Securities available for sale, at fair value	27,477	17,996
Securities held to maturity, at amortized cost	84,618	62,280
Securities - trading, at fair value	4,627	4,729
Other equity securities, at cost	7,647	6,214

USDA loans (at fair value, unpaid principal $902)	874	897
Loans, gross	461,538	473,872
Allowance for loan losses	(7,241)	(7,276)
Deferred loan fees, net	(993)	(1,255)
Loans, net	454,178	466,238

Premises and equipment, net	7,100	7,512
Other real estate owned	4,328	800
Bank owned life insurance	9,657	9,473
Intangible assets	1,021	1,091
Goodwill	29,492	29,612
Other assets	8,458	6,515
TOTAL ASSETS	$651,612	$626,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$62,869	$65,400
Interest bearing demand	12,911	9,432
Savings	24,942	39,439
Money Market	90,692	97,988
IRA’s	4,124	4,123
Time deposits < $100,000	177,792	175,620
Time deposits > $100,000	67,249	59,333
Total deposits	440,579	451,335
Liabilities:
Short term borrowed funds	103,000	62,610
Long term borrowed funds	7,000	8,000
Junior subordinated debt	20,619	20,619
Exchange liabilities	—	4,101
Minority shareholder interest in subsidiaries	—	1,095
Accrued interest payable and other liabilities	6,600	4,043
Total Liabilities	577,798	551,803

Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 5,830,099 issued and outstanding as of June 30, 2008 and 5,831,099 at December 31, 2007	58	58
Surplus	73,921	73,766
Retained earnings	1,602	2,139
Treasury Stock	(9)	—
Accumulated other comprehensive loss	(1,758)	(1,126)
Total shareholders’ equity	73,814	74,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$651,612	$626,640

(1) June 30, 2008 information is unaudited.

(2) The condensed balance sheet as of December 31, 2007 has been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Three-Month Period		For the Six-Month Period
	Ended June 30, (1)		Ended June 30, (1)
	2008	2007	2008	2007

Interest and dividend income:
Federal funds sold and other	$21	$165	$37	$465
Debt securities, taxable	960	694	2,109	1,556
Debt securities, non-taxable	368	184	633	360
Dividends	83	57	132	107
Loans, including fees	7,979	10,122	16,808	20,076
Total interest and dividend income	9,411	11,222	19,719	22,564

Interest expense:
Deposits	3,323	4,496	7,413	9,576
Other borrowed funds, notes payable and debt	847	1,088	1,740	2,000
Total interest expense	4,170	5,584	9,153	11,576

Net interest income	5,241	5,638	10,566	10,988

Provision for loan losses	1,140	234	1,290	414
Net interest income, after provision for loan losses	4,101	5,404	9,276	10,574

Non-interest income:
Service charges on deposit accounts	154	83	281	160
Other service charges, commissions and fees	70	127	153	206
Income on bank owned life insurance	95	101	185	210
Exchange fee income	27	65	58	79
Unrealized gain (loss) on trading securities	13	356	(185)	436
Unrealized (loss) gain on fair value loans	—	(130)	1	(85)
Realized (loss) gain on sale of fixed assets	(41)	(3)	(41)	11
Realized (loss) gain on the sale of investments, net	(167)	6	(383)	10
Total non-interest income	151	605	69	1,027

Non-interest expense:
Salaries and employee benefits	2,388	2,333	5,029	4,978
Occupancy and equipment	630	709	1,306	1,516
Marketing	167	264	275	484
Data processing	122	146	259	312
Deposit and loan servicing costs	285	275	595	528
Accounting, legal and tax	328	240	700	392
Other professional services	77	153	133	333
Telephone and postage	163	182	257	303
Other	375	377	567	766
Total non-interest expense	4,535	4,679	9,121	9,612

Net (loss) income before income tax provision and minority shareholder allocation	(283)	1,330	224	1,989

(Benefit) provision for income taxes	(308)	541	(310)	767

Loss attributable to minority shareholders	—	(15)	—	(39)

NET INCOME	$25	$804	$534	$1,261

Net earnings per share:
Basic	0.00	0.14	0.09	0.22
Diluted	0.00	0.13	0.09	0.21

(1) The period ending data for June 30, 2008 and 2007 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the three month periods ending June 30, 2008, and June 30, 2007 (1) (2)

	Comprehensive Income/Loss	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Earnings/ Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance at December 31, 2006		5,831,099	$54	$73,345	$878	$(709)	$—	$73,568

Stock Dividend February 15, 2007			4	(4)
Cumulative effect of FAS 159 adoption adjustment					(464)			(464)

Net Income	$1,261	—	—	—	1,261	—		1,261

Compensation expense related to stock options		—	—	255	—	—		255

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period	(106)
Less reclassification adjustment for gains included in net income	(10)
Net unrealized holding gains	(116)		—	—	—	(116)		(116)
Comprehensive Income (Loss)	$1,145

Balance at June 30, 2007		5,831,099	$58	$73,596	$1,675	$(825)	$—	$74,504

Balance at December 31, 2007		5,831,099	58	73,766	2,139	(1,126)		74,837

Cumulative effect of adoption of EITF 06-04					(1,071)			(1,071)
Purchase of Treasury Stock		(1,000)					(9)	(9)

Net Income	$534	—	—	—	534	—		534

Compensation expense related to stock options		—	—	155	—	—		155

Amortization of unrealized minimum projected benefit obligation of defined benefit plan							33	33

Other comprehensive income:
Unrealized holding losses on securities available for sale arising during the period	(1,048)
Less reclassification adjustment for losses included in net income	383
Net unrealized holding losses	(665)		—	—	—	(665)		(665)
Comprehensive Loss	$(131)

Balance at June 30, 2008		5,830,099	$58	$73,921	$1,602	$(1,758)	$(9)	$73,814

(1) The periods June 30, 2008 and 2007 are unaudited.

(2) The periods as of December 31, 2007 and 2006 has been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended
	June 30, (1)
	2008	2007

Cash flows from operating activities:
Net Income	$534	$1,261
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for loan losses	1,290	414
Stock option compensation expense	155	255
Net amortization of securities	(29)	215
Depreciation	434	724
Amortization of intangible assets, net	70	—
Amortization of split dollar benefit plan, net	33	—
Activity of trading securities, net	102	(168)
Unrealized loss/(gain) on trading securities	185	(436)
Loss attributable to minority shareholders	—	(39)
Unrealized (gain) on loans carried at fair value	(1)	85
Activity of exchange assets, net	(4,101)	5,144
Realized (gain) on sales of fixed assets, net	41	(11)
Realized loss (gain) on sales of investment securities, net	383	(10)
Net change in:
Other assets and liabilities, net	(3,283)	(739)
Net cash (used in) provided by operating activities	(4,187)	6,695

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	1,283	5,406
Purchases	(12,856)	(1,684)
Activity in securities held to maturity:
Proceeds from sales, maturities, prepayments and calls	8,995	12,325
Purchases	(31,409)	(6,814)
Activity in non-marketable equity securities, net	(1,433)	354
Investment in non-bank subsidiaries, net	(1,040)	(370)
(Increase) decrease in bank owned life insurance	(184)	2,578
Loan originations and principal collections, net	10,892	(13,242)
Purchases of premises and equipment, net	134	(279)
Net cash (used in) provided by investing activities	(25,618)	(1,726)

Cash flows from financing activities:
Net decrease in deposits	(10,756)	(13,290)
Activity in other borrowed funds, net	39,390	18,470
Net cash provided by (used in) financing activities	28,634	5,180

Net change in cash and cash equivalents	(1,171)	10,149

Cash and cash equivalents at beginning of period	14,180	33,723
Cash and cash equivalents at end of period	$13,009	$43,872

(1) The periods ending June 30, 2008 and 2007 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

NOTE – 1 THE BUSINESS OF THE BANK HOLDINGS

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (“the Bank”).  At January 1, 2008, the Bank had six banking offices in northern Nevada.  The Bank closed the temporary Sparks, Nevada branch effective March 31, 2008, leaving five open northern Nevada branch offices. There are two offices in California, separately branded as Silverado Bank.

The Company, during the first quarter of 2006 acquired two qualified intermediary companies; Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and Granite Exchange, Inc., which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  On June 26, 2008 the Company decided to close the Rocky Mountain Exchange office located in Bozeman Montana during the third quarter of 2008.  As a result the Company recorded an impairment charge to goodwill in the amount of $120,000 during the second quarter of 2008 in anticipation of the closing of Rocky Mountain.  The impairment charge is included as a component of other non-interest expense on the Consolidated Statements of Operations.  Granite Exchange is headquartered in Roseville, California.  Qualified intermediaries select the financial institution to hold the depositor accounts created as part of the exchange transactions.  These subsidiaries have been consolidated on the Company’s books.

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

Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2007 is from the audited financial statements at that date, but this Form 10-Q document does not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  The interim financial information should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

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

Operating Segment Information

We manage our operations and prepare management reports and other information with a primary focus on lines of business.  As of June 30, 2008, we operated one bank located in two distinctive regional markets in two states, and two qualified intermediary companies in two distinct geographic areas.  The operating segments are separated into parent, bank, and non-bank financial services.  Such segment reporting eliminates transactions between noted operating areas, and the accounting policies of the individual segments are the same as those of the Company.  Transactions between operating segments are conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.  Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

Table 8 presents selected operating segment information for the three and six month periods ended June 30, 2008 and 2007.

Loans

The Company grants real estate, commercial, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans throughout northern Nevada and northern California.  The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate market and general economic conditions in these areas.  Both of these areas have been severely impacted by the substantial downturn in national, regional and state economic conditions, the continued effects of which management believes have not yet been made fully apparent.  Such an economic cycle may last for more than one year, and bring about further deterioration in loan quality as exhibited in Table 5.

Loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  The Company adopted Financial Accounting Standards Board (“FAS”) 159 Fair Value Option of Financial Assets and Financial Liabilities and FAS 157 Fair Value Measurement during 2007 for those SBA/USDA loans which were purchased by the Company during 2003 and 2004 when the loan portfolio was smaller than the investment portfolio.  The Company recorded $1,000 of mark to market gains on these loans during the first half of 2008.  For purposes of discussion the Company includes these fair value loans in its gross loan totals even though they are shown separately in the statement of condition.

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

The Company sets aside a provision for income taxes on a monthly basis.  The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income.  Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, certain expenses that are not allowed as tax deductions, and tax credits.  For the first six months of 2008, the reduction of income tax expense was related to permanent book tax differences which were approximately $1.1 million.  In addition during the first six months of 2008 we recorded $10,000 of current income tax provision benefits related to the implementation of EITF 06-04 Accounting for Deferred Compensation and Postretirement Benefit Aspect of Endorsement Split-Dollar Life Insurance arrangements.

Reclassification

Various reclassifications may have been made in prior periods in order to be consistent with the presentation as of June 30, 2008.  Further, certain captions may have minor revisions to more accurately reflect activities of the Company.  There were no changes to previously reported shareholders’ equity, net income or earnings per share.

NOTE 3 – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES FAS - 159

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

FAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participant’s use in pricing the financial instrument.  In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.  These loans may be sold in a secondary market with a limited number of active market participants.  An active market quote to determine pricing and the current market value of these loans in the secondary market was completed as of December 31, 2007 and June 30, 2008 and obtained from a recognized investment brokerage house.  These factors meet the definition of the most advantageous market and form the basis of the determination of the appropriate method for determining the value of these loans.  During the first half of 2008 and 2007, pre-tax unrealized gains of $1,000 and losses of $85,000, respectively, were recorded in earnings.  The fair value at June 30, 2008 was calculated using fair value hierarchy level two and in the same manner as the valuation at December 31, 2007.

NOTE 4 – FAIR VALUE MEASUREMENT - FAS 157

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

The fair value measurements for impaired loans are performed pursuant to FAS 114 and are based upon either collateral values supported by appraisals, or discounted cash flow assumptions.  All of the impaired loans at June 30, 2008 have collateral to support their fair values.  Adjustments for fair value of impaired loans are a component in determining the overall adequacy of the loan loss reserve.  Consequently, adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

Fair value measurements for other real estate owned (OREO) are based upon collateral values supported by appraisals.  Changes in the estimated fair value of OREO are recorded in the statement of operations.  For FAS 157 disclosures for impaired loans require that the practical expedient in FAS 114 (observable market price or the fair value of collateral if the loan is collateral dependent) is a fair value measurement and, therefore, is included in the scope of the non-recurring disclosure requirements of Statement 157.

The Company performs fair value measurements on certain assets as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of FAS 157.  Some fair value measurements, such as for available-for-sale and trading securities and USDA loans are performed on a recurring basis, while others, such as impairment of loans and goodwill, are performed on a non-recurring basis.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and non-recurring basis as of June 30, 2008.

Description of Financial Instrument	June 30, 2008	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)

Securities Available for Sale	$27,477	—	$27,477	$—
Trading Account	4,627	4,627	—	—
Impaired Loans (non-recurring)	7,889		7,889	—
OREO	4,328		4,328	—
USDA Loans at fair value	874	—	874	—

Total	$45,195	$4,627	$40,568	$—

NOTE 5 – SHARE BASED COMPENSATION

Stock Option Plan

The Company has a stock based employee compensation plan, which is more fully described in Note 14 of the Company’s 2007 annual report on Form 10-K.  The Company accounts for stock based compensation in accordance with FAS Statement No. 123(R), Accounting for Share Based Payments.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on the grant-date fair value of the award.  The fair value is amortized over the implied service period (generally the vesting period).

Included in salaries and benefits for the six months ending June 30, 2008 and 2007, there was $155,000 and $255,000 of share-based compensation, respectively.  The related tax benefit on share-based compensation was not material to either quarter.  The following table summarizes the Company’s options and changes for the three and six month periods ending June 30, 2008.

These costs continue to be reflected in the Company’s Consolidated Statements of Operations although no economic benefit has been transmitted to the option holders.  At the current time, the market value of the Company’s stock as reflected on NASDAQ approximates one-half the weighted average exercise price of the options granted by the Company.  As a result, there is minimal economic Aggregate Intrinsic Value, only a value established through an accounting rule that transmits no current economic value to recipients of the options granted.  Total accounting costs to date, since the required adoption of FAS 123(R), approximates $993,000, although no benefit has been recognized by any of the Company’s officers or directors.

	Quarter Ended June 30, 2008
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	726,308	$13.60
Granted	—	—
Cancelled/Forfeited	1,830	18.33
Exercised	—	—
Options outstanding at end of period	724,478	$13.59	$6,948	5.71 Years

Exercisable (vested) at end of period	622,833	$12.88	$6,948	5.31 Years

	Six Months Ended June 30, 2008
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	731,310	$13.63
Granted	—	—
Cancelled/Forfeited	6,832	17.22
Exercised	—	—
Options outstanding at end of period	724,478	$13.59	$6,948	5.71 Years

Exercisable (vested) at end of period	622,833	$12.88	$6,948	5.31 Years

The weighted average assumptions used in the Black Scholes pricing model (1) are noted in the table below.  The expected term of options granted is derived using the simplified method, which is based upon the average period between vesting term and expiration term of the options.  The risk free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of the grant.  Expected volatility is based on the historical volatility of the Company’s stock over a period commensurate with the expected term of the options.  The Company believes that historical volatility is indicative of expectations about its future volatility over the expected term of the options.

Six Months Ended June 30, 2007
Risk free interest rate	3.80%
Expected dividend yield	0.0%
Expected life in years	7.0
Expected price volatility	32.1%

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

NOTE 7 – EARNINGS PER SHARE

Income per share for all periods presented in the unaudited Consolidated Statements of Operations are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of June 30, 2008 totaled 724,478. The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Quarter Ending June 30,		Six Months Ending June 30,
	2008	2007	2008	2007

Average number of common shares outstanding	5,830,117	5,831,099	5,830,608	5,831,099
Effect of dilutive options (1)	3,408	163,064	3,583	155,066
Average number of common shares outstanding used to calculate diluted earnings per common share	5,833,525	5,994,163	5,834,191	5,986,165

Net income	$25	$804	$534	$1,261
Basic net income per share	$0.00	$0.14	$0.09	$0.22
Diluted net income per share	$0.00	$0.13	$0.09	$0.21

(1) There were 716,868 anti-dilutive options outstanding which have been excluded from the determination of diluted weighted shares outstanding.

NOTE 8 – INCOME TAXES

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

NOTE 9 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it may purchase Federal funds up to $19.5 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There were no balances outstanding under these agreements at June 30, 2008, and $110,000 was outstanding at December 31, 2007.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  Under such agreements there were overnight advances of $103 million and $62.5 million outstanding as of June 30, 2008, and December 31, 2007, respectively.  In addition to the overnight advances there were term advances in the amount of $7.0 million outstanding as of June 30, 2008 and $8.0 million outstanding at December 31, 2007.  There was $46 million in securities collateral and $88 million in loan collateral available as of June 30, 2008 to support further borrowing of the Company, for a total of $134 million, as compared to $100.0 million available as of December 31, 2007.

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB 162

In May 2008, the FASB issued SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

 FASB 161

In May 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. The statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is intended to enhance the current disclosure framework in Statement 133.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is encouraged.

FASB 160

In December 2007, the FASB issued SFAS No. 160, Non-controlling interest in Consolidated Financial Statements – an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented, (2) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented, (3) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value and (5) Entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners.  SFAS 160 was effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning on after December 15, 2008. Early adoption is not permitted.

Summary

The list of recent accounting pronouncements noted above, while not an exhaustive list, includes those which we believe will, or may, have the greatest likelihood of application to the Company’s consolidated balance sheets and/or consolidated statements of income.  We believe that adoption of these standards will not have a material impact on our financial condition or results of income, earnings per share or cash flow; however no absolute assurance can be given that this in fact, will occur.

NOTE 11 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the six months ended June 30, 2008 and 2007, cash paid for interest expense on interest bearing liabilities was $8.9 million and $12.1 million, respectively.  There was $2.0 million in real estate acquired in the settlement of loans for the three month period ending June 30, 2008, $3.5 million for the YTD period ending June 30, 2008 and none for the corresponding periods of 2007, respectively.  During the six month periods ended June 30, 2008 and 2007, cash paid for income taxes was $885,000 and $1.3 million, respectively.

NOTE 12 – COMMON STOCK REPURCHASE PLAN

During December 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to $3.0 million of the Company’s common stock on the open market or in privately negotiated transactions.  The duration of the program is open ended and the timing of the purchases will depend upon market conditions.  One thousand shares of common stock were repurchased during the quarter ended June 30, 2008 at a total cost of nine thousand dollars under this plan.

Selected Financial Data

	Six Months Ended June 30,		Year Ended
	2008	2007	December 31, 2007
	(Dollars in thousands, except per share data)
Condensed Statement of Operations
Interest Income	$19,719	$22,564	$45,183
Interest Expense	9,153	11,576	22,964
Net Interest Income	10,566	10,988	22,219
Provision for Loan Losses	1,290	414	3,007
Non-interest income	69	1,027	1,422
Non-interest expense	9,121	9,612	18,307
Loss attributable to minority shareholders	—	(39)	(27)
(Benefit) provision for income taxes	(310)	767	625
Net Income	$534	$1,261	$1,729

Period End Data
Assets	651,612	662,000	626,640
Loans, gross (1)	462,412	476,936	474,769
Securities AFS, HTM	112,095	83,082	80,276
Deposits	440,579	483,707	451,335
Other borrowed funds	130,619	78,619	91,229
Shareholders’ Equity	73,814	74,504	74,837

Average Balance Sheet
Assets	636,826	651,972	649,110
Loans (1)	464,872	471,789	478,461
Securities AFS, HTM	98,022	90,389	85,306
Deposits	448,574	495,063	492,347
Shareholders’ Equity	74,680	74,133	74,696

Asset Quality
Non-performing assets (2)	17,773	1,881	6,433
Allowance for loan loss	7,241	5,584	7,276
Net charge-offs	1,111	260	1,161
Non-performing assets to total assets	2.73%	0.28%	1.03%
Allowance for loan loss to loans	1.57%	1.17%	1.53%
Net charge-offs to average loans	0.24%	0.06%	0.24%

Per Common Share
Basic income per share	0.09	0.22	0.30
Diluted income per share	0.09	0.21	0.29
Book value per share	12.66	12.78	12.83
Period end common shares outstanding	5,830,099	5,831,099	5,831,099
Average shares outstanding - basic	5,830,608	5,831,099	5,831,099
Average shares outstanding - diluted	5,834,191	5,986,165	5,968,687

Financial Ratios
Return on average assets (4)	0.17%	0.39%	0.27%
Return on average equity (4)	1.44%	3.43%	2.31%
Net interest margin (3)	3.71%	3.77%	3.79%
Tier 1 leverage capital ratio	10.38%	10.41%	10.39%

(1)  Includes USDA loans carried at fair value.

(2)  Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status and other real estate owned.

(3)  Net interest income is divided by average interest-earning assets.

(4)  Annualized.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable losses on loans deemed to be uncollectible based on our continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the probable losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $7.2 million and $5.6 million at June 30, 2008 and 2007, respectively. The provision for loan losses was $1.1 million for the quarter ended June 30, 2008 and $234,000 for the quarter ended June 30, 2007.

The Company grants real estate, commercial, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans throughout northern Nevada and northern California.  The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate market and general economic conditions in these areas.  Both of these areas have been severely impacted by the substantial downturn in national, regional and state economic conditions, the continued effects of which management believes have not yet been made fully apparent.  Such an economic cycle may last for more than one year, and bring about further deterioration in loan quality as exhibited in Table 5.

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on all watch and classified loans, including certain loans which may have been classified as impaired.  On an ongoing basis an independent loan review function reviews a sample of new loans as well as “watch” and any classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for classified loans are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on any remaining loans are based on pools of similar loans using a combination of historical loss from the Bank and its peers.  Table 5 sets forth the allocation of the allowance for loan losses as of June 30, 2008, and June 30, 2007.

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

SUMMARY: Results of Operations – 2nd Quarter

Net income for the quarter ended June 30, 2008 was $25,000 as compared with $804,000 for the quarter ended June 30, 2007.  Basic and diluted earnings per share for the second quarter of 2008 were $0.00 and $0.00 compared with basic and diluted earnings per share of $0.14 and $0.13 respectively, for the same quarter of 2007.  The Company’s quarterly return on average equity was 0.13% and quarterly return on average assets was 0.02% for the quarter ended June 30, 2008, compared to 4.40% and 0.51% respectively, for the quarter ended June 30, 2007.  The primary drivers behind the variance in net income for the second quarter of 2008 relative to the same quarter of 2007 are as follows:

•      The downturn during the second half of 2007 in the national, state, and regional economies and the deteriorating economy faced by our customers, especially those affected by the real estate market downturn has continued through the second quarter of 2008 and is expected to impact earnings for all of 2008 year based on recent FOMC actions.

•      The Company has reduced the number of offices by closing the temporary Sparks branch office and the exchange office in Bozeman, Montana.

•      The Company’s staff continues to be reduced through attrition.

•      The Company continues to actively reduce interest expense commensurate with the 325 basis point reduction in the prime rate over the past year.

•      Interest income decreased $1.8 million or 16%.

•      Interest expense decreased $1.4 million or about 25%.

•      Net interest income before the provision for loan losses decreased $397,000 or 7%.

•      For the quarter ended June 30, 2008, $1.1 million was added to the provision for loan losses to reflect continued deterioration in specifically identified loans.

•      Non-interest income was $151,000 for the second quarter of 2008, a reduction from $605,000 for the same period in 2007 due to a $343,000 reduction in trading asset income and $173,000 net change in losses on the sales of investments.

•      Non-interest expense decreased $144,000 or 3%.

•      The provision for taxes was reduced by the effects of permanent book/tax differences including $552,000 of non-taxable interest and dividends.

Quarterly Average balances and rates are provided in Table 1.

SUMMARY: Results of Operations – YTD

Net income for the six months ended June 30, 2008 was $534,000 as compared with $1.3 million for the six months ended June 30, 2007.  Basic and diluted earnings per share for the first half of 2008 were $0.09 and $0.09 compared with basic and diluted earnings per share of $0.22 and $0.21 respectively, for the same period of 2007.  The Company’s YTD return on average equity was 1.44% and YTD return on average assets was 0.17% for the six months ended June 30, 2008, compared to 3.43% and 0.39% respectively, for the same period ended June 30, 2007.  The primary drivers behind the variance in net income for the first half of 2008 relative to the same six month period of 2007 are as follows:

•      The economic downturn in the national, state, and regional economies and the deteriorating economy faced by our customers, especially those affected by the real estate market downturn has extended through the first half of 2008 and is expected to impact earnings for the balance of 2008.

•      Interest income decreased $2.8 million or 12%.

•      Interest expense decreased $2.4 million or about 21%.

•      Net interest income before the provision for loan losses decreased $422,000 or about 4%.

•      The provision for loan losses increased $876,000 or 212%.

•      Non-interest income was $69,000 for the first half of 2008 compared with $1.0 million for the same period in 2007, as a result of unrealized and realized losses in the trading account and investments accounts.

•      Non-interest expense decreased $491,000 or 5%.

•      The provision for taxes was reduced by the effects of permanent book/tax differences including $1.0 million of non-taxable interest and dividends.

•      Net income decreased $727,000 or 58%.

YTD Average balances and rates are provided in Table 1a.

SUMMARY: Financial Condition

The Company’s total assets were $652 million at June 30, 2008 an increase of $25 million or 4%, over total assets of $627 million reported at December 31, 2007.  The most significant characteristics of and changes in the Company’s balance sheet during the first six months of 2008 are outlined below:

•      A continuing emphasis on restructuring the balance sheet to alleviate substantial reductions in rates earned on asset portfolios:

•      For the six months ended June 30, 2008 AFS and HTM investment securities increased nearly $32 million from December 31, 2007 or 40%.  Such average securities increased $8 million or 9% for the six months ended June 30, 2008 as compared to the same period in 2007.

•      Gross loans decreased $12 million to $462 million at June 30, 2008 compared to December 31, 2007.  Average gross loans as of June 30, 2008 showed a decrease of $7 million or about 1.5% from the average at June 30, 2007.

•      For the quarter ended June 30, 2008 total assets increased $19 million or 3% to $652 million from March 31, 2008.  Compared to the quarter ended June 30, 2007 average assets decreased $15 million or 2%.

•      Total deposits decreased by $11 million or 2% during the six month period ending June 30, 2008 to $441 million.  Average deposits decreased $46 million to $449 million or 9% at June 30, 2008 compared with the same period in 2007.

•      Short term borrowings from FHLB increased by $40 million.

•      Exchange deposits at non-affiliated financial institutions decreased $4 million.

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

Quarterly Analysis

Net interest income for the second quarter of 2008 was $5.2 million, a decrease of $0.4 million or about 7% compared to the second quarter of 2007.  This decrease was primarily due to the decreases in rates earned on interest earning assets offset by lower rates paid on interest bearing liabilities.  Average loans were $12.7 million less, or 2.7% for the quarter ended June 30, 2008 compared to the same period in the prior year. Average deposits were $41.4 million lower, or 8.6% for the quarter ended June 30, 2008 compared to June 30, 2007.  Average investments increased by $11 million or 10% during the second quarter of 2008 compared to the second quarter 2007. Average gross loans, net of deferred fees and costs, as a percent of average assets was 71.6% and 73.5% for the quarters ended June 30, 2008 and 2007, respectively.

Continued concern about loan quality has been the focus of the Bank during the second quarter of 2008.  Deteriorating real estate market conditions appeared in the third quarter of 2007 and have continued into 2008.  Management’s attention to increases in non-performing assets and concern about real estate values led the Company to substantially increase the provision for loan losses for the year ended December 31, 2007 and the second quarter of 2008.  Management believes that the allowance for loan losses adequately covers the inherent losses in the loan portfolio; however no assurance can be given that further additions will not be required, especially in light of overriding economic uncertainties.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased to 3.64% from 3.94% during the three months ended June 30, 2008 as compared to the same period in 2007, respectively, a decrease of thirty basis points or 7.6%.

The decrease in the Company’s net interest margin is largely a result of a greater decrease in interest earning asset rates and volumes than the changes in rates and volumes of interest bearing liabilities.  The dramatic changes in the interest rate environment brought about by the FOMC’s activities of the last year have impacted both the asset and liability side of the balance sheet, however, the majority of the change has been felt in the rates earned on the Company’s loan portfolio, with deposit interest rates generally “sticky” in a downward rate environment.  The Company’s weighted average prime rate for the second quarter of 2008 was 5.00% as compared to 8.05% for the full year of 2007.

The change in the mix of both assets and liabilities has had a lesser impact on the Company’s net interest margin.  The Company increased its use of short term average borrowed funds to $95.9 million during the second quarter of 2008 when compared to $45.0 million for the same period in 2007.  Given the current state of the financial markets, borrowings have been less costly than trying to attract a greater volume of interest bearing deposits.  The Company allowed certain high cost exchange deposits to run off which caused average savings accounts to decrease $37.1 million to $29.5 million as of June 30, 2008 compared with the second quarter of 2007.

YTD Analysis

Net interest income for the first half of 2008 was $10.6 million, a decrease of $0.4 million or about 4% compared to the first half of 2007.  This decrease was primarily due to the decreases in rates earned on interest earning assets offset by lower rates paid on interest bearing liabilities.  Average loans decreased about $7 million, or 1.5% for the six months ended June 30, 2008 compared to the same period in the prior year. While average investments decreased by $8 million or 7% during the first half of 2008 compared to the first half 2007, shorter term investments decreased at a faster rate.  Average gross loans, net of deferred fees and cots, as a percent of average assets was 73.0% and 72.4% for the six months ended June 30, 2008 and 2007, respectively.

Continued concern about loan quality has been the focus of the Bank during the first half of 2008.  Deteriorating real estate market conditions appeared in the third quarter of 2007 and have continued into 2008.  Management attention to increases in non-performing assets and concern about real estate values led the Company to substantially increase the provision for loan losses for the year ended December 31, 2007 and the second quarter of 2008.  Management believes that the allowance for loan losses adequately covers the inherent losses in the loan portfolio; however no assurance can be given that further additions will not be required.

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased to 3.71% from 3.77% during the six months ended June 30, 2008 as compared to the same period in 2007, respectively, a decrease of six basis points or 1.6%.

The change in the mix of both assets and liabilities has had an impact on the Company’s net interest margin.  The Company increased its use of short term average borrowed funds to $77.0 million during the first half of 2008 when compared to $35.7 million for the same period in 2007.  Given the current state of the financial markets, borrowings have been less costly than trying to attract a greater volume of interest bearing deposits.  The Company allowed high cost exchange deposits to run off which caused average savings accounts to decrease $39.8 million to $32.9 million as of June 30, 2008 compared with the same six month period of 2007.

The Company’s weighted average prime rate for the first half of 2008 was 5.65% compared with 8.05% for the full year of 2007.

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

Quarterly Analysis

We provided $1.1 million and $234,000 for probable loan losses in the quarters ended June 30, 2008, and 2007, respectively.  At June 30, 2008 the Company’s allowance for loan and lease loses was 1.57% of outstanding loans.  The Company had fourteen non-accrual loans amounting to $13.4 million at June 30, 2008, and four non-accrual loans amounting to $1.9 million at June 30, 2007.  The Company charged-off $1.1 million in loans for the quarter ended June 30, 2008 and $152,000 for the second quarter of 2007.  Including the non-accrual loans, there were twenty-two 30 day or more past due loans as of June 30, 2008, and six during the same period of 2007.  The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit.  This allowance at June 30, 2008 was $159,000 or .37% of outstanding loan commitments and is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.

YTD Analysis

We provided $1.3 million and $414,000 for probable loan losses in the six months ended June 30, 2008, and 2007, respectively.  The Company charged-off $1.3 million in loans for the six months ended June 30, 2008 and $285,000 for the same period in 2007.  The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit.  At June 30, 2008 and 2007 this allowance was $159,000 or .37% and 286,000 or .31% of outstanding loan commitments, respectively.  This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.

Non-interest Income

Quarterly Analysis

Second quarter non-interest income (excluding realized and unrealized investment and asset gains and losses) totaled $346,000, a decrease of $30,000 or 8% from the same quarter of 2007.  The Company’s unrealized gains in trading securities were $13,000; a decrease of $343,000 over the same period in 2007 wherein reported gains were $356,000.   Realized losses on the sale of investments were $167,000 for the second quarter of 2008 compared with gains of $6,000 for the same period in 2007.  Losses on the sale of assets amounted to $41,000 for the quarter ending June 30, 2008 as compared to losses of $3,000 for the same period in 2007.

Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains or losses reported in any period will continue in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Service charges on deposit accounts and other service charges, commissions and fees increased $14,000 to $224,000 from the same period in 2007.  Exchange fee income decreased $38,000 to $27,000 for the quarter ending June 30, 2008 as compared to the same period in 2007.

YTD Analysis

YTD non-interest income (excluding realized and unrealized investment and asset gains and losses) totaled $677,000, an increase of $22,000 or 3.3% from the same period of 2007.  The Company’s unrealized losses in trading securities were $185,000; a decrease of $621,000 over the same period in 2007 wherein were reported gains of $436,000.  Realized losses on the sale of investments were $383,000 for the first six months of 2008 compared with gains of $10,000 for the same period in 2007.  Losses on the sale of assets amounted to $41,000 for the six months ending June 30, 2008 as compared to gains of $11,000 for the same period in 2007.

Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains or losses reported in any period will continue in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Over the past six months, there has been substantial volatility in the agency preferred market.  As the Company restructured its balance sheet it has added agency preferred securities to its investment portfolio and this extreme volatility has caused realized and unrealized losses to accelerate.  Management believes that the government is likely to extend further credit to the GSE’s or make further equity investments in these companies.  If this is not the case, there could be other than temporary reductions in the value of such assets held in the Company’s investment portfolio.

Service charges on deposit accounts and other service charges, commissions and fees increased $68,000 to $434,000 from the same period in 2007.  Exchange fee income decreased $21,000 to $58,000 for the quarter ending June 30, 2008 as compared to the same period in 2007, reflecting less transactions completed during the current real estate malaise.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $4.5 million and $4.7 million for the quarters ended June 30, 2008 and 2007, respectively, which represented a decrease of approximately $200,000 or 4.3%.  Expense categories that decreased the most include occupancy, advertising and marketing, and other professional costs.  These decreases amounted to $252,000 and were partially offset by an increase in accounting and legal costs of $88,000.  The efficiency ratio was 81.0% and 75.0% for the quarters ended June 30, 2008 and 2007, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended June 30, 2008 was $2.4 million, essentially unchanged from the same quarter 2007.  The full time equivalent (FTE) staffing level is 106 at June 30, 2008 and was 122 as of June 30, 2007, a decrease of 13%.  For the quarter ended June 30, 2008, such salary costs approximated 1.66% of average earning assets, as compared to 1.61% for the same period in 2007.  There were some severance payments made during the second quarter of 2008, and with a lower volume of new loans, loan cost amortization under FASB 91 has decreased from previous periods and thereby has increased salary and benefit expense accordingly.

Occupancy and equipment expense amounted to $630,000 for the quarter ended June 30, 2008, a decrease of $79,000 or 11.1% from the same quarter in 2007.  The Company now has five Nevada banking offices, two banking offices in California, a data operations center and two exchange company offices.  Occupancy expenses for the quarter ended June 30, 2008 approximated 0.44% of average earning assets, as compared to 0.49% for the same period in 2007.

Deposit and loan servicing costs amounted to $339,000 for the quarter ending June 30, 2008 compared to $333,000 for the same period in 2007, an increase of $6,000 or 1.8%.  Deposit and loan servicing costs represent 0.24% of average earning assets for the quarter ending June 30, 2008 compared with 0.23% for the same period in 2007.

Marketing expenses amounted to $167,000 for the quarter ended June 30, 2008, a decrease of $97,000 or 36.7% over the same period in 2007.  Marketing and advertising represented 0.12% of average earning assets for the quarter ended June 30, 2008 compared with 0.18% for the same period in 2007.

Accounting and legal costs amounted to $328,000 for the quarter ended June 30, 2008 an increase of $88,000 or 36.7% over the same period in 2007.  Legal and accounting costs for June 30, 2008 represent 0.23% of average earning assets compared with 0.17% for the same period during 2007, and are primarily comprised of Sarbanes-Oxley compliance costs, as well as additional audit costs relating to internal routines and controls reviews.

Other professional services expense totaled $77,000 and $153,000 at June 30, 2008 and 2007, respectively, a decrease of $76,000 or 49.7%.  Other professional service costs represent 0.05% of average earning assets compared with 0.11% for the same period in 2007.

The remainder of expenses which were not noted separately above amounted to $606,000 and $647,000 at June 30, 2008 and 2007, respectively, a $41,000 decrease or 6.3%.  For the quarter ended June 30, 2008 these other expenses represented 0.42% of average earning assets, as compared to 0.45% for the same period of 2007.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

YTD Analysis

Non-interest expense was $9.1 million and $9.6 million for the YTD periods ended June 30, 2008 and 2007, respectively, which represented a decrease of approximately $500,000 or 5.2%.  Expense categories that decreased the most include occupancy, advertising and marketing, and other professional costs.  These decreases amounted to $619,000 and were partially offset by an increase in accounting and legal costs of $308,000.  The efficiency ratio was 82.5% and 80.1% for the six months ended June 30, 2008 and 2007, respectively which relates primarily to the reduction in non-interest income for the periods noted.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the six months ended June 30, 2008 was $5.0 million, essentially unchanged from the same period 2007.  For the six months ended June 30, 2008, such salary costs approximated 1.76% of average earning assets, as compared to 1.71% for the same period in 2007.  In addition to certain severance payments made during the first and second quarter of 2008, loan cost amortization under FASB 91 has decreased from previous periods and thereby has increased salary and benefit expense accordingly.  This reduction in FASB 91 loan cost amortization increased salary expense for the six months ended June 30, 2008 by $245,000 when compared to the same period in 2007.

Occupancy and equipment expense amounted to $1.3 million for the YTD period ended June 30, 2008, a decrease of $200,000 or 13.3% from the same period in 2007.  Occupancy expenses for the six months ended June 30, 2008 approximated 0.46% of average earning assets, as compared to 0.52% for the same period in 2007.  The temporary Sparks branch office was closed effective March 31, 2008, and the Rocky Mountain Exchange office is being closed during July 2008.

Deposit and loan servicing costs amounted to $635,000 for the six months ending June 30, 2008 compared to $587,000 for the same period in 2007, an increase of $48,000 or 8.2%.  Deposit and loan servicing costs represent 0.23% of average earning assets for the YTD period ending June 30, 2008 compared with 0.20% for the same period in 2007.

Marketing expenses amounted to $275,000 for the YTD period ended June 30, 2008, a decrease of $209,000 or 43.2% over the same period in 2007.  It is anticipated that such expenditures will be at a lower level for the remainder of 2008, when compared to such costs for 2007.  Marketing and advertising represented 0.10% of average earning assets for the six months ended June 30, 2008 compared with 0.17% for the same period in 2007.

Accounting and legal costs amounted to $700,000 for the six months ended June 30, 2008 an increase of $308,000 or 78.6% over the same period in 2007.  Legal and accounting costs for June 30, 2008 represent 0.25% of average earning assets compared with 0.13% for the same period during 2007, and are primarily comprised of Sarbanes-Oxley compliance costs, as well as additional auditor costs relating to internal routines and controls reviews.  Such costs have become an ever larger portion of overall Company expenses, and are unlikely to abate during 2008

Other professional services expense totaled $133,000 and $333,000 at June 30, 2008 and 2007, respectively, a decrease of $200,000 or 60.1%.  Other professional service costs represent 0.05% of average earning assets compared with 0.11% for the same period in 2007.

The remainder of expenses which were not separately noted amounted to $1.0 million and $1.3 million at June 30, 2008 and 2007, respectively, a $300,000 decrease or 23.1%.  For the six months ended June 30, 2008 these other expenses represented 0.37% of average earning assets, as compared to 0.45% for the same period of 2007.  Non-interest expense was $9.1 million and $9.6 million for the YTD period ended June 30, 2008 and 2007, respectively, which represented a decrease of approximately $500,000 or 5.2%.

Provision for Income Taxes

For the six months ending June 30, 2008 the Company had a net benefit for income taxes in the amount of $310,000 and a provision of $767,000 for the same period in 2007.  These changes are primarily due to permanent book tax differences of approximately $1.0 million in non-taxable interest and dividend income during the first half of 2008.  In addition to these differences we recorded $10,000 in a tax benefit for the first half with the adoption of EITF 06-04.

Comprehensive Income

Our available for sale investment portfolio had net unrealized losses of $1.3 million at June 30, 2008 and $604,000 at December 31, 2007.  At June 30, 2008 the unrealized loss net of deferred taxes represented 4.6% of securities available for sale, which is included in comprehensive income.  Comprehensive income or loss differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive loss reported under FAS 115 in the financial statements is due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio, nor a permanent impairment in value.  However, as financial rates flatten over the term based on expectations of future Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio could further depreciate in value over the remainder of the year.

Another component of comprehensive income is the result of the adoption of FAS 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” by the Company in 2006.  As part of the Company’s accounting for certain postretirement plans, there was recognition of a prior service cost which is amortized over an estimated eleven year life from the date of the Plan in 2005.  This prior service cost net of deferred taxes amounted to $489,000 at June 30, 2008, compared with $522,000 at June 30, 2007.

FINANCIAL CONDITION

Our consolidated total assets were $652 million and $627 million at June 30, 2008 and December 31, 2007, respectively.  Total average assets were $637 million and $652 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of 2%.

Securities and Other Earning Assets

Quarterly Analysis

The securities portfolio, excluding trading securities was $112.1 million at June 30, 2008 and averaged $107.7 million during the second quarter of 2008 as compared to $83.1 million and an average of $87.4 million in the second quarter of 2007.  The securities portfolio consists primarily of Mortgage-backed securities, Municipal securities, Preferred Stock and U.S. Government agency securities.  The average yield on investments was 4.88% for the quarter ended June 30, 2008 and 4.17% for the quarter ended June 30, 2007.  Securities available for sale had a net unrealized loss of $1.3 million at June 30, 2008 as compared to the net unrealized loss of $604,000 at December 31, 2007.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.

At June 30, 2008 debt securities had an aggregate depreciation of about 3.01% from the Company’s amortized cost basis as compared to 1.4% at December 31, 2007.  In the available for sale portfolio twenty-eight securities have an unrealized loss as of June 30, 2008.  In three of those securities the unrealized loss has exceeded one year.  There are one hundred and forty-four securities in the held to maturity portfolio that have an unrealized loss as of June 30, 2008.  For thirty of those securities, the loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, and there are no declines in value that are not related to the current interest rate environment.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the Bank’s investment securities portfolio at June 30, 2008 is 3.57, as compared with 3.05 as of June 30, 2007.  The change is primarily due to the addition of state, county and municipal securities with longer maturities, and changing money market conditions.  At December 31, 2007 the portfolio’s effective duration was 2.62.  The Company’s investment securities portfolio duration does not substantially differ from that of the Bank, since approximately 97% of the Company’s securities portfolio is held in the subsidiary bank.

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

The ratio of average total investments to average total assets was 18.3%, 16.7% and 16.6% at the quarter ended June 30, 2008, the year ended December 31, 2007 and the quarter ended June 30, 2007, respectively.

The Company has $4.6 million in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the quarter ending June 30, 2008 the Company had unrealized gains of $13,000 from these trading equities as compared to unrealized gains of $356,000 for the same period in 2007.

YTD Analysis

The securities portfolio, excluding trading securities was $112.1 million at June 30, 2008 and averaged $98.0 million during the first half of 2008 as compared to an average of $90.4 million in the first half of 2007.  The average yield on investments was 5.40% for the six months ended June 30, 2008 and 4.32% for the same period ended June 30, 2007.

The ratio of average total investments to average total assets was 17.0%, 16.7% and 17.8% at the six months ended June 30, 2008, the year ended December 31, 2007 and the six months ended June 30, 2007, respectively.

As noted above, the Company has $4.6 million in an equity trading portfolio which is accounted for as trading securities and for which the value is adjusted monthly through the Consolidated Statement of Operations.  For the YTD period ending June 30, 2008 the Company had unrealized losses of $185,000 from these trading equities as compared to unrealized gains of $436,000 for the same period in 2007.

Loans

Quarterly Analysis

Gross loans including fair value loans amounted to $462.4 million at June 30, 2008, $474.8 million at December 31, 2007, and $476.9 million at June 30, 2007.  Total loans, before allowance for loan losses, averaged $461.3 million for the second quarter of 2008, a decrease of $12.7 million or 2.7% from the average amount of such loans during the second quarter of 2007.  With slowing economic activity in our local markets, loan growth has slowed as well.  Management believes it is unlikely that this will substantially change during the rest of 2008.

As noted in Table 4 “Composition of the Loan Portfolio”, real estate construction loans amounted to $124.0 million and $172.2 million at June 30, 2008 and June 30, 2007, respectively.  These loans decreased $48.2 million or 28.0% from the amount of such loans at June 30, 2007.  Single family construction loans decreased the most at $31.8 million followed by commercial construction which decreased $18.2 million.  These items taken together represents the majority of the decreases over June 30, 2007 balances.  The decreases in construction loans are due to general economic decline in the local, regional and national real estate markets.

The yield on average loans for the quarter ending June 30, 2008 was 6.96% as compared to 8.66% for the same period in 2007.  This one hundred and seventy basis point deterioration in yield was largely due to rate decreases as noted in Table 2, and can be somewhat characterized by the over 300 basis point drop in the prime rate over the past year.

Term real estate loans amounted to $246.8 million as of June 30, 2008 compared to $215.3 million for the quarter ending June 30, 2007, an increase of $31.5 million or 14.6%.  Commercial term loans increased $22.1 million or 10.2% to $239.1 million over the first six months of 2007 and represent the majority of the year to year increase.

Commercial and industrial loans approximated $81.6 million and $66.9 million at June 30, 2008 and June 30, 2007, respectively.  Commercial and industrial loans increased about $14.7 million or 22.0% over the balances at June 30, 2007.

Consumer loans amounted to $8.0 million and $12.3 million at June 30, 2008 and June 30, 2007, respectively.  Consumer loans decreased $4.3 million or 35.0% from the balances outstanding as of June 30, 2007, primarily as a result of several large loans paying off.

The ratio of average total loans to average total assets for the second quarter of 2008 was 71.6% and 73.5% at June 30, 2008 and June 30, 2007, respectively.   The Company has fourteen non-accrual loans totaling $13.4 million as of June 30, 2008 with specific reserves of $643,000.  The Company had ten loans on non-accrual totaling $5.6 million as of December 31, 2007 and four loans totaling $1.9 million for the period ending June 30, 2007.

In addition to the non-accrual loans the Company had four additional impaired loans with a value of $3.0 million and a specific reserve of $895,000.  Other than non-accrual loans there were no other impaired loans for the six months ending June 30, 2007.  At June 30, 2008 total impaired loans had related allowances for loan and lease losses of $1.5 million. Loans are placed on non-accrual status when it becomes likely that the obligor may be unable to fully repay contracted principal and interest.  The security, or lack thereof, for any obligation of a borrower is not a factor in the determination of the time a particular loan may be found to be impaired, or when a related valuation allowance may be established.    The following table outlines the Company’s nonperforming and impaired loans as of June 30, 2008 and 2007.

	June 30, 2008		June 30, 2007
	Balance	Estimated Inherent Loss	Balance	Estimated Inherent Loss

Non-performing loans
Commercial and revolving lines of credit	$340	$—	$—	$—
SBA guaranteed	634	41	531	—
Real Estate Construction	8,030	602	1,350	—
Real Estate Term	4,441
Consumer	—	—	—	—
Total non-performing loans (1)	13,445	643	1,881	—

Other impaired loans
Commercial and revolving lines of credit	149	37	—	—
SBA loans	218	33	—	—
Real Estate Construction	2,662	825	—	—
Total other impaired loans	3,029	895	—	—

Total impaired loans	$16,474	$1,538	$1,881	$—

(1) Including OREO, non-performing assets amount to $17.8 million at June 30, 2008 and $1.9 million for 2007.

YTD Analysis

Total loans, before allowance for loan losses, averaged $464.9 million for the first half of 2008, a decrease of $6.9 million or 1.5% from the average amount of such loans during the first half of 2007.

The yield on average loans for the six months ending June 30, 2008 was 7.27% as compared to 8.58% for the same period in 2007.  This one hundred and thirty-one basis point deterioration in yield or 15.3% was largely due to rate decreases as noted in Table 2.

The ratio of average total loans to average total assets for the six month period was 73.0% and 72.4% at June 30, 2008 and June 30, 2007, respectively.

OREO

The Company has four properties in other real estate owned (“OREO”) totaling $4.3 million for the six month period ending June 30, 2008, compared with one property at $800,000 for December 31, 2007.  The parcel outstanding at December 31, 2007 was 1.13 acres of commercial real estate located in a business park in Sacramento, California.  Two parcels were added to OREO during the first quarter of 2008 and there was no OREO for the first quarter of 2007.  One parcel was a single family residential building lot in northern Nevada valued at $110,000.  The second parcel valued at $1.4 million is the Company’s pro-rata share of a participation loan on 54 Condo’s and 5 acres of land with site improvements located in Las Vegas, Nevada.  The Company placed one property in OREO during the second quarter ending June 30, 2008 for $2.0 million.  This property is a partially developed 12.27 acre site with 41 residential paper lots located in California.  There was no OREO for the quarter ending June

30, 2007.  For the six months ending June 30, 2008 $3.5 million was added to OREO.  There was no OREO for the six month period ending June 30, 2007.  Property is placed in OREO at a value supported by current appraisals less the estimated total costs of disposal.

Deposits

Total deposits were $441 million and $451 million as of June 30, 2008 and December 31, 2007 respectively, a decrease of $10 million or 2.2%.  Core deposits (deposits excluding certificates of deposit greater than $100,000), have decreased about $18.7 million or 4.8% since December 31, 2007.  The ratio of gross loans to deposits was 104.9% and 105.2% at June 30, 2008 and December 31, 2007, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $62.9 million at June 30, 2008, $65.4 million at December 31, 2007, and $59.0 million at June 30, 2007, respectively.  Average non-interest bearing deposits totaled $58.1 million during the second quarter of 2008, which represented 13.3% of average total deposits. This compares with $57.7 million and 12.0%, respectively for the second quarter of 2007.  This is an increase of $0.4 million or 0.7% for non-interest bearing deposits for the 12 month period ending June 30, 2008.

Interest bearing deposits amounted to approximately $377.7 million, $385.9 million and $424.7 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.  Average interest-bearing deposits were $380.4 million, a decrease of approximately $41.8 million during the quarter ended June 30, 2008, as compared to the average of $422.2 million in interest-bearing deposits during the quarter ended June 30, 2007.

The cost of interest bearing deposits for the quarter ended June 30, 2008 was 3.51% as compared to 4.32% for the same period in 2007 or a decrease of 18.6%.  This eighty-one basis point decrease in yield was the primary result of rate decreases with some volume decreases, as noted in Table 2.

Included in the deposit categories above are public deposits, which averaged $7.4 million for the quarter ending June 30, 2008 and $7.6 million for the quarter ending June 30, 2007.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

YTD Analysis

Average non-interest bearing deposits totaled $57.4 million during the first six months of 2008, which represented 12.8% of average total deposits. This compares with $59.7 million and 12.1%, respectively for the first half of 2007.  This is a decrease of $2.3 million or 3.9% for non-interest bearing deposits for the 12 month YTD period ending June 30, 2008.

Average interest-bearing deposits were $391.1 million, a decrease of approximately $44.3 million during the six months ended June 30, 2008 or 10.2%, as compared to the average of $435.4 million in interest-bearing deposits during the same period ended June 30, 2007.

The cost of interest bearing deposits for the quarter ended June 30, 2008 was 3.81% as compared to 4.44% for the same period in 2007.  This sixty-three basis point decrease in cost was primarily due to rate decreases.

Included in the deposit categories above are public deposits, which averaged $7.3 million for the six months ending June 30, 2008 and $7.7 million for the quarter ending June 30, 2007.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

In the current period, non-interest bearing deposit growth has been hard to attain.  In our local markets, credit unions, and larger regional banks have been aggressively targeting customers with offers of free consumer and/or business accounts, as well as with relatively high short term interest rates on deposits to slow deposit outflows brought about by unfavorable media attention surrounding specific financial institutions reported credit difficulties.  Management believes it is important to monitor net interest margin and is currently unwilling to pay high rates to acquire interest sensitive deposits without appropriately higher earning asset rates and therefore, for the immediate future, deposit growth will continue to be difficult to obtain.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased and overnight FHLB advances, amounted to $103.0 million at June 30, 2008 and $62.6 million at December 31, 2007, respectively.  The Company has available federal funds borrowing lines amounting to $19.5 million as of June 30, 2008.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit the amount of $134 million which is predicated on the value of collateral held, and on June 30, 2008, the gross amount of all collateral was about $204 million.

Long term other borrowed funds includes FHLB term advances, subordinated debt, capital lease obligations and other debt with terms greater than one year.  The Company had $7.0 million in FHLB term advances, and $20.6 million in subordinated debt as of June 30, 2008 and $8.0 million and $20.6 million, respectively as of December 31, 2007.

The Company’s 1031 qualified intermediaries during their course of business may place exchange liability deposits with non-affiliated financial institutions.  There were no such deposits at June 30, 2008 and $4.1 million as of December 31, 2007.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $43.0 million at June 30, 2008 as compared to $62.9 million at December 31, 2007.  These commitments represented 9% and 13% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters-of-credit totaled $2.3 million as of June 30, 2008 and $714,000 at December 31, 2007.

The importance to and effect on the Company’s revenues, expenses, cash flows, liquidity, capital resources and market risk support from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

RISK MANAGEMENT

The primary goal of our risk management program is to determine how certain existing or emerging issues in the financial services industry may affect the nature and extent of the risks faced by the Company.  Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk.  Our board of directors and management believe that the nine applicable “risk categories” consist of compliance, credit, foreign exchange, interest rate, liquidity, price, strategic, reputation and transaction risk.  Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective review.  In addition, an aggregate level of risk is assigned as a whole, and the direction of risk (stable, increasing or decreasing) is determined.  Each risk category and the overall risk level is compared to regulatory views and internal criteria on a regular basis and then reported to the board with an accompanying explanation as to the existence of any differences.  The risk program includes risk identification, measurement, control and monitoring.

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

Credit Risk Management

Our strategy for credit risk management includes a loan administration emphasizing centralized policies and uniform underwriting criteria for all loans, based on certain categorizations.  The strategy also includes diversification on a geographic, (to the extent possible), industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality.  We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio.  The rating system is intended to identify and measure the credit quality of lending relationships.  We strive to identify potential problem loans early, place loans on non-accrual promptly and maintain adequate reserve levels.

Our real estate loan portfolio accounted for 80.4% of the total loan portfolio as of June 30, 2008 and 79.6% at December 31, 2007.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial loans accounted for 17.7% of the total loan portfolio as of June 30, 2008 as compared to 18.5% at December 31, 2007.  Commercial loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economies of our market areas.  Commercial loans consist primarily of loans secured by various pieces of equipment or machinery and other corporate assets including real property.  USDA purchased loans outstanding were $874,000 and $897,000 respectively, as of June 30, 2008 and December 31, 2007.

Consumer loans accounted for 1.7% of our total loan portfolio as of June 30, 2008 as compared to 1.8% at December 31, 2007.

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

Market Risk

Market risk is the sensitivity of income to changes in interest rates, commodity prices and other market driven rates or prices.  We have a small equity trading portfolio, and therefore we are primarily exposed to non-trading market risk in our investment and loan portfolios.  The volatility of financial markets in the recent past has exacerbated any market risk previously noted, and it is not certain that such volatility will be dampened as the economy continues to slow.

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

To cope with these uncertainties, we give careful attention to our assumptions.  For example, in the case of prepayment of mortgage assets, the majority of assumptions are derived from vendor supported models that are periodically tested using observed loan prepayment behavior.  Further, we rate shock our lending portfolio based on risk rating assigned to each loan by type, to more accurately determine likely net interest margins for subsequent periods.  These modified rate shocks are meant to provide support guidelines for subsequent loan loss reserve adequacy tests, so that we may track historical rates earned on weighted risk factors apparent in our loan portfolio.

Our policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 100 basis points and 200 basis points, estimated net interest income for the subsequent 12 months should change by less than 7% and 14%, respectively.  At all periods under review, estimated net interest income changes met all guidelines established.

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

As of June 30, 2008 the Company had about $89 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash, securities and borrowings.  This represented approximately 20% of deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.  Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At June 30, 2008, shareholders’ equity amounted to $73.8 million or approximately 11% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 6.  As indicated in such table, we currently exceed all minimum regulatory capital requirements.

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

•

general economic or industry conditions could continue to be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses or a reduced demand for credit or fee-based products and services;

•	concentrations of real estate loans could further subject us to increased risk in the event of a real estate recession or natural disaster;

•	changes in the domestic interest rate environment could reduce net interest income and could increase credit losses;

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

•

a substantial decline in the price of our common stock could subject the Company to reductions in value of the $29.5 million in goodwill recorded as a result of acquisitions completed during prior periods;

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

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which do not include accruing loans 90 days or more overdue, none for all periods under review), other real estate owned, repossessed assets and certain securities available for sale.  The Company had fourteen non-accrual loans totaling $13.4 million at June 30, 2008, and $4.3 million in OREO.  The Company had ten non-accrual loans totaling $5.6 million and $800,000 in OREO in December 31, 2007 compared with four non-accrual loans totaling $1.9 million and no OREO as of June 30, 2007, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

–   None

Item 3.  Defaults Upon Senior Securities

–   not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 18, 2008 the Annual Meeting of Shareholders was held.  Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for directorship as listed in the proxy statement, and all such nominees were duly elected pursuant to the vote of shareholders.  The directors noted below were elected to serve a one year term.  The votes tabulated were:

	Authority Given	Authority withheld
Edward Allison	4,504,294	274,832
Marybel Batjer	4,464,773	314,353
Joseph Bourdeau	4,432,502	346,624
Edward Coppin	4,414,406	364,720
Lance Faulstich	4,625,527	153,599
David A. Funk	4,502,731	276,395
Harold Giomi	4,502,761	276,365
Jesse Haw	4,554,851	224,275
Mark Knobel	4,626,745	152,381
Kelvin Moss	4,502,751	276,375
James Pfrommer	4,504,399	274,727

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

	For the Quarter Ended June 30,			For the Quarter Ended June 30,
	2008 (a,b)			2007 (a,b)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$2,587	$21	3.26%	$15,175	$165	4.41%
Securities	107,683	1,328	4.96%	87,413	878	4.07%
Equity	7,514	83	4.44%	4,514	57	5.12%
Total Investments	117,784	1,432	4.88%	107,102	1,100	4.17%

Loans: (c)
Agriculture	1,064	3	1.13%	10,173	137	5.46%
Commercial	80,058	1,252	6.29%	70,431	1,414	8.14%
Real Estate Construction	134,797	2,387	7.12%	171,532	4,030	9.53%
Real Estate Term	236,987	4,229	7.18%	210,340	4,283	8.26%
Consumer	7,625	97	5.12%	10,396	244	9.53%
Credit Card and Overdraft Protection	313	11	14.13%	371	14	15.30%
Other	469	—	0.00%	767	—	0.00%
Total Loans	461,313	7,979	6.96%	474,010	10,122	8.66%
Total Earning Assets	579,097	9,411	6.54%	581,112	11,222	7.83%
Non-Earning Assets	65,049			63,455
Total Assets	$644,146			$644,567
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$13,848	$26	0.76%	$11,463	$27	0.96%
Savings Accounts	29,532	156	2.12%	66,629	679	4.13%
Money Market	91,678	507	2.22%	105,313	1,056	4.07%
IRA’s	4,041	44	4.38%	4,292	50	4.72%
Certificates of Deposit<$100,000	173,050	1,919	4.46%	168,546	1,934	4.65%
Certificates of Deposit>$100,000	68,237	671	3.95%	65,966	751	4.62%
Total Interest Bearing Deposits	380,386	3,323	3.51%	422,209	4,497	4.32%
Borrowed Funds:
Short term debt	95,908	536	2.25%	44,957	825	7.44%
Long term debt	27,619	311	4.53%	31,934	262	3.33%
Total Borrowed Funds	123,527	847	2.76%	76,891	1,087	5.73%
Total Interest Bearing Liabilities	503,913	4,170	3.33%	499,100	5,584	4.54%
Demand Deposits	58,076			57,678
Other Liabilities	7,831			13,718
Shareholders’ Equity	74,326			74,071
Total Liabilities and Shareholders’ Equity	$644,146			$644,567

Interest Rate Spread (d)			3.21%			3.29%

Interest Income/Earning Assets			6.54%			7.83%
Interest Expense/Earning Assets			2.90%			3.90%
Net Interest Income and Margin (e)		$5,241	3.64%		$5,638	3.94%

(a)  Average balances are obtained from the best available daily or monthly data.

(b)  Yields are not reflected on a tax equivalent basis.

(c)  Loans are gross of the allowance for possible loan losses, and net of deferred fees and related direct costs.

(d)  Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(e)  Net interest margin represents net interest income as a percentage of average interest-earning assets.

FINANCIAL TABLES

Table 1a - YTD Average Balances and Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income on and the interest-earning assets resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2008 (a,b)			2007 (a,b)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$3,215	$37	2.31%	$21,329	$465	4.40%
Securities	98,022	2,742	5.63%	90,389	1,916	4.27%
Equity	7,127	132	3.72%	4,548	107	4.74%
Total Investments	108,364	2,911	5.40%	116,266	2,488	4.32%

Loans: (c)
Agriculture	978	(10)	-2.06%	11,237	278	4.99%
Commercial	81,727	2,796	6.88%	72,032	2,949	8.26%
Real Estate Construction	140,415	5,128	7.34%	167,930	8,319	9.99%
Real Estate Term	233,587	8,649	7.45%	209,754	8,064	7.75%
Consumer	7,577	222	5.89%	9,532	435	9.20%
Credit Card and Overdraft Protection	309	23	14.97%	383	31	16.32%
Other	279	—	0.00%	921	—	0.00%
Total Loans	464,872	16,808	7.27%	471,789	20,076	8.58%
Total Earning Assets	573,236	19,719	6.92%	588,055	22,564	7.74%
Non-Earning Assets	63,590			63,917
Total Assets	$636,826			$651,972
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$12,283	$54	0.88%	$11,600	$51	0.89%
Savings Accounts	32,874	407	2.49%	72,684	1,673	4.64%
Money Market	96,228	1,322	2.76%	107,390	2,153	4.04%
IRA’s	4,070	91	4.50%	4,386	100	4.60%
Certificates of Deposit<$100,000	179,747	4,178	4.67%	172,909	4,124	4.81%
Certificates of Deposit>$100,000	65,929	1,361	4.15%	66,424	1,476	4.48%
Total Interest Bearing Deposits	391,131	7,413	3.81%	435,393	9,577	4.44%
Borrowed Funds:
Short term debt	77,003	1,044	2.73%	35,665	1,142	6.46%
Long term debt	27,778	696	5.04%	37,947	857	4.55%
Total Borrowed Funds	104,781	1,740	3.34%	73,612	1,999	5.48%
Total Interest Bearing Liabilities	495,912	9,153	3.71%	509,005	11,576	4.59%
Demand Deposits	57,443			59,670
Other Liabilities	8,791			9,164
Shareholders’ Equity	74,680			74,133
Total Liabilities and Shareholders’ Equity	$636,826			$651,972

Interest Rate Spread (d)			3.21%			3.15%

Interest Income/Earning Assets			6.92%			7.74%
Interest Expense/Earning Assets			3.21%			3.97%
Net Interest Income and Margin (e)		$10,566	3.71%		$10,988	3.77%

(a)  Average balances are obtained from the best available daily or monthly data.

(b)  Yields are not reflected on a tax equivalent basis.

(c)  Loans are gross of the allowance for possible loan losses, and net of deferred fees and related direct costs.

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

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2008 vs. 2007				2008 vs. 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$(138)	$(43)	$37	$(144)	$(396)	$(222)	$190	$(428)
Securities	205	193	52	450	162	611	53	826
Equity	38	(8)	(4)	26	61	(23)	(13)	25
Total Investment Income	105	142	85	332	(173)	366	230	423

Loans:
Agriculture	(124)	(110)	100	(134)	(255)	(394)	361	(288)
Commerical	195	(324)	(33)	(162)	398	(494)	(57)	(153)
Real Estate Construction	(870)	(1,028)	255	(1,643)	(1,367)	(2,213)	389	(3,191)
Real Estate Term	547	(565)	(36)	(54)	918	(313)	(20)	585
Consumer	(66)	(114)	33	(147)	(89)	(157)	33	(213)
Credit Card and Overdraft Protection	(2)	(1)	—	(3)	(6)	(3)	1	(8)
Other	—	—	—	—	—	—	—	—
Total Loan Income	(320)	(2,142)	319	(2,143)	(401)	(3,574)	707	(3,268)

Total Interest Income	(215)	(2,000)	404	(1,811)	(574)	(3,208)	937	(2,845)

Interest Expense
Interest Bearing Deposits:
Now Accounts	6	(6)	(1)	(1)	3	(1)	1	3
Savings	(385)	(337)	199	(523)	(919)	(777)	430	(1,266)
Money market	(138)	(484)	73	(549)	(224)	(684)	77	(831)
IRA’s	(3)	(4)	1	(6)	(7)	(2)	—	(9)
Certificates of deposit<$100,000	52	(80)	13	(15)	164	(120)	10	54
Certificates of deposit>$100,000	26	(110)	4	(80)	(11)	(109)	5	(115)
Total interest-bearing deposits	(442)	(1,021)	289	(1,174)	(994)	(1,693)	523	(2,164)

Borrowed Funds	667	(570)	(337)	(240)	849	(783)	(325)	(259)

Total interest expense	225	(1,591)	(48)	(1,414)	(145)	(2,476)	198	(2,423)

Net Interest Income	$(440)	$(409)	$452	$(397)	$(429)	$(732)	$739	$(422)

(1)  Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2008	% of Total	2007	% of Total	2008	% of Total	2007	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$154	101.99%	$83	13.72%	$281	407.25%	$160	15.58%
Other service charges, commissions and fees	10	6.62%	11	1.82%	21	30.43%	24	2.34%
Loan Charges and Fees	60	39.74%	117	19.34%	132	191.30%	182	17.72%
Income on bank owned life insurance	95	62.91%	101	16.69%	185	268.12%	210	20.45%
Exchange fee income	27	17.88%	65	10.74%	58	84.06%	79	7.69%
Unrealized gains (loss) on trading securities	13	8.61%	356	58.84%	(185)	-268.12%	436	42.45%
Unrealized (loss) on fair value loans	—	0.00%	(130)	-21.49%	1	1.45%	(85)	-8.28%
(Loss)/gain on sale of Fixed Assets	(41)	-27.15%	(3)	-0.50%	(41)	-59.42%	11	1.07%
(Loss) gain on sale of investments	(167)	-110.60%	5	0.83%	(383)	-555.07%	10	0.97%
Total non-interest income	151	100.00%	605	100.00%	69	100.00%	1,027	100.00%

As a percentage of average earning assets		0.11%		0.42%		0.02%		0.35%

Other Operating Expense:

Salaries and employee benefits	2,388	52.66%	2,333	49.86%	5,029	55.14%	4,978	51.79%
Occupancy costs	630	13.89%	709	15.15%	1,306	14.32%	1,516	15.77%
Advertising and marketing costs	167	3.68%	264	5.64%	275	3.02%	484	5.04%
Data processing costs	122	2.69%	146	3.12%	259	2.84%	312	3.25%
Deposit services costs	287	6.33%	275	5.88%	562	6.16%	566	5.89%
Loan servicing costs	52	1.15%	58	1.24%	73	0.80%	21	0.22%
Recovery of undisbursed loan commitments	(54)	-1.19%	(21)	-0.45%	(40)	-0.44%	(59)	-0.61%
Telephone and data communication costs	106	2.34%	126	2.69%	200	2.19%	247	2.57%
Postage	28	0.62%	10	0.21%	57	0.62%	56	0.58%
Legal and accounting costs	328	7.23%	240	5.13%	700	7.67%	392	4.08%
Other professional services	77	1.70%	153	3.27%	133	1.46%	333	3.46%
Directors fees	98	2.16%	76	1.62%	160	1.75%	148	1.54%
Travel and education costs	47	1.04%	106	2.27%	112	1.23%	168	1.75%
Stationery and supplies	36	0.79%	69	1.47%	81	0.89%	145	1.51%
Other	223	4.92%	135	2.89%	214	2.35%	305	3.17%
Total non-interest expense	$4,535	100.00%	$4,679	100.00%	$9,121	100.00%	$9,612	100.00%

As a percentage of average earning assets		3.15%		3.23%		3.20%		3.30%
Net non-interest income/expense as a percentage of average earning assets		3.04%		2.81%		3.18%		2.94%

Efficiency ratio (a)		80.98%		74.97%		82.48%		80.14%

(a)  Represents non-interest expense as a percentage of net interest income and non-interest income excluding realized securities gains and losses.

Table 4 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of
	June 30,		June 30,		December 31,
	2008 (1)		2007 (1)		2007
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
USDA Agriculture Loans	$1,114	0.24%	$9,454	1.99%	$897	0.19%

Commercial and Industrial
Revolving Lines of Credit	48,565	10.53%	40,443	8.49%	48,283	10.20%
Other Collateral	34,931	7.57%	22,131	4.65%	35,624	7.52%
Unsecured	7,578	1.64%	9,225	1.94%	13,059	2.76%
Participations	(9,500)	-2.06%	(4,916)	-1.03%	(9,500)	-2.01%
Total Commerical and Industrial Loans	81,574	17.68%	66,883	14.05%	87,466	18.47%

Real Estate Construction:
Acquisition and Land	59,495	12.89%	57,676	12.11%	63,252	13.36%
Single Family Residences	15,583	3.38%	47,339	9.94%	26,866	5.67%
Multi-family	3,330	0.72%	6,757	1.42%	4,599	0.97%
Commerical	46,338	10.04%	64,550	13.56%	52,094	11.00%
Government Guaranteed	8,484	1.84%	9,146	1.92%	6,017	1.27%
Participations	(9,263)	-2.01%	(13,310)	-2.80%	(7,371)	-1.56%
Total Real Estate Construction	123,967	26.88%	172,158	36.17%	145,457	30.73%

Real Estate Term:
Single Family Residences	3,837	0.83%	2,065	0.43%	3,503	0.74%
Multi-family	13,633	2.95%	7,001	1.47%	6,935	1.46%
Commerical	239,101	51.82%	217,017	45.58%	232,024	49.00%
Government Guaranteed	3,004	0.65%	1,254	0.26%	1,863	0.39%
Participations	(12,790)	-2.77%	(12,052)	-2.53%	(12,917)	-2.73%
Total Real Estate Term	246,785	53.48%	215,285	45.22%	231,408	48.87%

Total Real Estate Loans	370,752	80.35%	387,443	81.38%	376,865	79.59%

Consumer Loans:
Consumer	1,887	0.41%	6,266	1.32%	2,273	0.48%
Home Equity Lines of Credit	5,715	1.24%	5,632	1.18%	5,710	1.21%
Credit Cards and Overdraft Protection	355	0.08%	377	0.08%	259	0.05%
Other	22	0.00%	49	0.01%	44	0.01%
Total Consumer Loans	7,979	1.73%	12,324	2.59%	8,286	1.75%

Total Loans, before allowance	461,419	100.00%	476,104	100.00%	473,514	100.00%

Less:
Allowance for Loan Losses	7,241	1.57%	5,584	1.17%	7,276	1.54%
Net Loans	$454,178		$470,520		$466,238

(1) Deferred fees and costs have been deducted from loan totals.

Table 5 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Allowance at the beginning of the period	$7,212	$5,502	$7,276	$5,430

Charge-offs:
Agricultural	—	—	—	—
Commercial & industrial loans	98	150	98	278
Real estate construction	1,014	—	1,245	—
Real estate term	—	—	—	—
Consumer loans	2	2	2	7
Total Loans Charged-Off	1,114	152	1,345	285

Recoveries:
Agricultural	—	—	—	—
Commercial & industrial loans	3	—	3	25
Real estate construction	—	—	—	—
Real estate term	—	—	—	—
Consumer loans	—	—	17	—
Total Loans Recovered	3	—	20	25

Net loan charge offs	(1,111)	(152)	(1,325)	(260)

Provision charged to expense	1,140	234	1,290	414

Balance	$7,241	$5,584	$7,241	$5,584

Average loans outstanding during period *	$461,313	$474,010	$464,872	$471,789
Total loans outstanding at end of period *	$461,419	$476,104	$461,419	$476,104

* Deferred fees and costs have been deducted from loan totals

RATIOS
Net Charge-offs to Average Loans (annualized)	0.97%	0.13%	0.57%	0.11%
Allowance for Loan Losses to Gross Loans at End of Period	1.57%	1.17%	1.57%	1.17%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	15.34%	2.72%	18.30%	4.66%
Net Loan Charge-offs to Provision for Loan Losses	97.46%	64.96%	102.71%	62.80%

Table 6 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2008
Total Capital to Risk Weighted Assets
The Bank Holdings	$70,219	13.04%	$43,090	8.00%	NA	NA
Nevada Security Bank	$59,177	11.41%	$41,488	8.00%	$51,860	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$63,717	11.83%	$21,545	4.00%	NA	NA
Nevada Security Bank	$52,675	10.16%	$20,744	4.00%	$31,116	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$63,717	10.38%	$25,766	4.00%	NA	NA
Nevada Security Bank	$52,675	8.76%	$24,889	4.00%	$31,112	5.00%

March 31, 2008
Total Capital to Risk Weighted Assets
The Bank Holdings	$67,578	12.96%	$41,702	8.00%	NA	NA
Nevada Security Bank	$58,350	11.44%	$40,791	8.00%	$50,990	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$61,051	11.71%	$20,851	4.00%	NA	NA
Nevada Security Bank	$51,974	10.19%	$20,396	4.00%	$30,593	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$61,051	10.28%	$23,759	4.00%	NA	NA
Nevada Security Bank	$51,974	8.90%	$23,357	4.00%	$29,196	5.00%

December 31, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$69,453	12.77%	$43,496	8.00%	NA	NA
Nevada Security Bank	$57,071	10.97%	$41,632	8.00%	$52,040	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$62,936	11.58%	$32,622	4.00%	NA	NA
Nevada Security Bank	$50,554	9.71%	$20,816	4.00%	$31,224	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$62,936	10.39%	$24,219	4.00%	NA	NA
Nevada Security Bank	$50,554	8.60%	$23,513	4.00%	$29,392	5.00%

Table 7 -QUARTERLY DATA (UNAUDITED)

	2008		2007				2006				2005
	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$9,411	$10,308	$11,076	$11,543	$11,222	$11,342	$10,203	$7,736	$6,916	$6,184	$5,293	$4,643	$3,864	$3,366
Interest Expense	4,170	4,983	5,465	5,923	5,584	5,992	4,887	3,855	3,274	3,067	2,631	1,964	1,533	1,216
Net interest income	5,241	5,325	5,611	5,620	5,638	5,350	5,316	3,881	3,642	3,117	2,662	2,679	2,331	2,150

Provision for Loan Losses	1,140	150	2,247	346	234	180	175	247	(124)	473	377	292	186	214
Net interest income after Provision for Loan Losses	4,101	5,175	3,364	5,274	5,404	5,170	5,141	3,634	3,766	2,644	2,285	2,387	2,145	1,936

Non-interest income	151	(82)	232	163	605	422	677	535	249	221	153	376	97	146
Non-interest expenses	4,535	4,586	4,432	4,263	4,679	4,933	4,102	3,250	3,348	2,882	2,569	2,382	1,967	1,905

Income (Loss) before taxes	(283)	507	(836)	1,174	1,330	659	1,716	919	667	(17)	(131)	381	275	177

Income/(losses) attributable to Minority Shareholders	—	—	1	11	(15)	(24)	159	3	(35)	—	—	—	—	—

Provision (Benefit) for taxes	(308)	(2)	(555)	413	541	226	653	382	33	7	(710)	—	—	—

Net Income (Loss)	$25	$509	$(282)	$750	$804	$457	$904	$534	$669	$(24)	$579	$381	$275	$177

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	(510)	(155)	(179)	(122)	(154)	38	(451)	186	(83)	193	(144)	(88)	266	(225)

Comprehensive Income (Loss)	$(485)	$354	$(461)	$628	$650	$495	$453	$720	$586	$169	$435	$293	$541	$(48)

Earnings (loss) per common share:
Basic	$0.00	$0.09	$(0.05)	$0.13	$0.13	$0.08	$0.18	$0.14	$0.20	$(0.01)	$0.18	$0.12	$0.09	$0.06
Diluted	$0.00	$0.09	$(0.05)	$0.13	$0.13	$0.08	$0.17	$0.13	$0.19	$(0.01)	$0.15	$0.11	$0.09	$0.06

Table 8 - Operating Segment Information

Segment information is divided into the Parent, Bank and non-bank segments.

Non-bank segments includes the Company’s 1031 qualified intermediary companies.

	For the Six Months Ending					For the Six Months Ending
	June 30, 2008					June 30, 2007
Condensed Income Statement	Bank	1031	Parent	Eliminations	Consolidated	Bank	1031	Parent	Eliminations	Consolidated
(in thousands - unaudited)

Interest Income	$19,337	$477	$367	$(462)	$19,719	$22,073	$763	$170	$(442)	$22,564
Interest Expense	8,791	284	540	(462)	9,153	10,954	370	694	(442)	11,576
Provision for Loan Losses	1,290	—	—		1,290	414	—	—		414
Non-interest Income	575	62	(568)		69	502	79	446		1,027
Non-interest Expense	7,708	524	889		9,121	7,530	904	1,178		9,612
Net Income/(Loss) before taxes and other	2,123	(269)	(1,630)	—	224	3,677	(432)	(1,256)	—	1,989

Income/(Loss) attributable to minority shareholders	—	—	—		—	—	—	(39)		(39)
Income Taxes/(Benefit)	345	(89)	(566)		(310)	1,303	(147)	(389)		767

NET INCOME/(LOSS)	$1,778	$(180)	$(1,064)	$—	$534	$2,374	$(285)	$(828)	$—	$1,261

Statement of Condition

ASSETS
Cash and Due from Banks	$11,171	$8,026	$618	$(8,635)	$11,180	$9,005	$34,348	$1,865	$(16,421)	$28,797
Investments
Investments in subsidiaries	—	—	78,811	(78,811)	—	—	—	71,983	(71,366)	617
Investment Portfolio	117,459	—	8,739		126,198	95,918	—	10,920		106,838
Loans (net)	454,178	—	—		454,178	470,520	—	—		470,520
Fixed Assets	6,882	95	123		7,100	7,286	121	151		7,558
Intangibles	20,802	—	4,511	5,200	30,513	21,662	—	9,771		31,433
Other Assets	21,089	73	1,343	(62)	22,443	14,968	102	1,167		16,237
Total Assets	$631,581	$8,194	$94,145	$(82,308)	$651,612	$619,359	$34,571	$95,857	$(87,787)	$662,000

LIABILITIES
Deposits	441,543	—	—	(964)	440,579	484,258	15,870	—	(16,421)	483,707
Borrowing	110,000	—	20,619		130,619	58,000	—	20,619		78,619
Other Liabilities	6,925	7,696	(288)	(7,733)	6,600	6,353	18,083	734		25,170
Total Liabilities	558,468	7,696	20,331	(8,697)	577,798	548,611	33,953	21,353	(16,421)	587,496

Shareholders’ equity	73,113	498	73,814	(73,611)	73,814	70,748	618	74,504	(71,366)	74,504

Total Liabilities and Shareholders’ Equity	$631,581	$8,194	$94,145	$(82,308)	$651,612	$619,359	$34,571	$95,857	$(87,787)	$662,000

TABLE 8 CONTINUED

	For the Three Months Ending					For the Three Months Ending
	June 30, 2008					June 30, 2007
Condensed Income Statement	Bank	1031	Parent	Eliminations	Consolidated	Bank	1031	Parent	Eliminations	Consolidated
(in thousands - unaudited)

Interest Income	$9,380	$165	$21	$(155)	$9,411	$11,046	$411	$33	$(268)	$11,222
Interest Expense	4,014	77	234	(155)	4,170	5,305	210	337	(268)	5,584
Provision for Loan Losses	1,140	—	—		1,140	234	—	—		234
Non-interest Income	277	30	(155)		152	177	65	363		605
Non-interest Expense	3,772	241	522		4,535	3,696	451	532		4,679
Net Income/(Loss) before taxes and other	731	(123)	(890)	—	(282)	1,988	(185)	(473)	—	1,330

Income/(Loss) attributable to minority shareholders	—	—	—		—	—	—	(15)		(15)
Income Taxes/(Benefit)	42	(40)	(309)		(307)	715	(50)	(124)		541

NET INCOME/(LOSS)	$689	$(83)	$(581)	$—	$25	$1,273	$(135)	$(334)	$—	$804

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date:	August 8, 2008	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date:	August 8, 2008	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)