Form 10-Q
period 2008-09-30
BANK HOLDINGS
filed 2008-11-10
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Common stock, $0.01 par value, 5,830,099 shares outstanding as of November 7, 2008

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

Signatures
Exhibits

PART I – FINANCIAL STATEMENTS

Item 1

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	September 30,	December 31,
	2008 (1)	2007 (2)
ASSETS
Cash and due from banks	$6,347	$13,857
Liquid money market funds	510	323
Federal funds sold	560	—
Cash and cash equivalents	7,417	14,180
Securities available for sale, at fair value	3,924	17,996
Securities held to maturity, at amortized cost	61,637	62,280
Securities - trading, at market value	84	4,729
Other equity securities, at cost	7,728	6,214

USDA loans (at fair value, unpaid principal $893)	866	897
Loans, gross	453,639	473,872
Allowance for loan losses	(7,198)	(7,276)
Deferred loan fees, net	(1,002)	(1,255)
Loans, net	446,305	466,238

Premises and equipment, net	6,897	7,512
Other real estate owned	2,910	800
Bank owned life insurance	9,749	9,473
Intangible assets	986	1,091
Goodwill	3,153	29,612
Other assets	7,426	6,515
TOTAL ASSETS	$558,216	$626,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$53,082	$65,400
Interest bearing demand	11,728	9,432
Savings	22,032	39,439
Money Market	71,497	97,988
IRA’s	4,253	4,123
Time deposits < $100,000	240,014	175,620
Time deposits > $100,000	58,428	59,333
Total deposits	461,034	451,335
Liabilities:
Short term borrowed funds	27,500	62,610
Long term borrowed funds	7,000	8,000
Junior subordinated debt	20,619	20,619
Exchange liabilities	900	4,101
Minority shareholder interest in subsidiaries	—	1,095
Accrued interest payable and other liabilities	1,533	4,043
Total Liabilities	518,586	551,803
Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 5,830,099 issued and outstanding as of September 30, 2008 and 5,831,099 at December 31, 2007	58	58
Surplus	73,977	73,766
Retained (deficit)/earnings	(33,445)	2,139
Treasury Stock	(9)	—
Accumulated other comprehensive loss	(951)	(1,126)
Total shareholders’ equity	39,630	74,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$558,216	$626,640

(1) September 30, 2008 information is unaudited.

(2) The condensed balance sheet as of December 31, 2007 have been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Three-Month Period		For the Nine-Month Period
	Ended September 30, (1)		Ended September 30, (1)
	2008	2007	2008	2007

Interest, fees and dividend income:
Federal funds sold and other	$10	$242	$47	$707
Debt securities, taxable	823	683	2,932	2,239
Debt securities, non-taxable	322	206	955	566
Dividends	82	44	214	151
Loans, including fees	7,734	10,368	24,542	30,444
Total interest, fees and dividend income	8,971	11,543	28,690	34,107

Interest expense:
Deposits	3,327	5,011	10,740	14,587
Other borrowed funds, notes payable and debt	735	912	2,475	2,912
Total interest expense	4,062	5,923	13,215	17,499

Net interest income	4,909	5,620	15,475	16,608

Provision for loan losses	150	346	1,440	760
Net interest income, after provision for loan losses	4,759	5,274	14,035	15,848

Non-interest income:
Service charges on deposit accounts	178	155	459	315
Other service charges, commissions and fees	61	99	214	306
Income on bank owned life insurance	91	93	276	303
Exchange fee income	15	45	73	124
Unrealized (loss) gain on trading securities	(802)	(240)	(987)	196
Unrealized gain (loss) gain on fair value loans	—	9	1	(76)
Realized gain on sale of fair value loans	—	5	—	5
Realized (loss) gain on sale of fixed assets	(14)	—	(55)	11
Realized (loss) gain on the sale and impairment of investments, net	(13,613)	(3)	(13,996)	6
Total non-interest income	(14,084)	163	(14,015)	1,190

Non-interest expense:
Salaries and employee benefits	2,243	2,161	7,272	7,139
Occupancy and equipment	682	698	1,988	2,214
Marketing	127	191	402	675
Data processing	132	178	390	490
Deposit and loan servicing costs	346	384	941	912
Accounting, legal and tax	101	205	801	597
Other professional services	41	109	174	442
Goodwill impairment	26,911	—	26,911	—
Other	211	337	1,036	1,406
Total non-interest expense	30,794	4,263	39,915	13,875

Net (loss)/income before income tax (benefit) provision and minority shareholder allocation	(40,119)	1,174	(39,895)	3,163

(Benefit) provision for income taxes	(5,073)	413	(5,383)	1,180

Gain (loss) attributable to minority shareholders	—	11	—	(28)

NET LOSS/INCOME	$(35,046)	$750	$(34,512)	$2,011

Net (loss)/earnings per share:
Basic	(6.01)	0.13	(5.92)	0.34
Diluted	(6.01)	0.13	(5.92)	0.34

(1) The period ending data for September 30, 2008 and 2007 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the nine month periods ending September 30, 2008, and September 30, 2007 (1) (2)

	Comprehensive Income(Loss)	Shares of Common Stock	Common Stock	Surplus	Retained Earnings/ Deficit	Accumulated Other Comprehensive Income/Loss	Treasury Stock	Total

Balance at December 31, 2006		5,831,099	$54	$73,345	$878	$(709)	$—	$73,568

Stock Dividend February 15, 2007			4	(4)
Cumulative effect of FAS 159 adoption adjustment					(464)			(464)

Net Income	$2,011	—	—	—	2,011	—		2,011

Compensation expense related to stock options		—	—	326	—	—		326

Other comprehensive income:
Unrealized holding losses on securities available for sale arising during the period	(216)
Less reclassification adjustment for losses included in net income	(22)
Net unrealized holding losses	(238)		—	—	—	(238)		(238)
Comprehensive Income	$1,741

Balance at September 30, 2007		5,831,099	$58	$73,671	$2,421	$(947)	$—	$74,203

Balance at December 31, 2007		5,831,099	58	73,766	2,139	(1,126)		74,837

Cumulative effect of adoption of EITF 06-04					(1,071)			(1,071)
Purchase of Treasury Stock		(1,000)					(9)	(9)

Net Loss	$(34,512)	—	—	—	(34,512)	—		(34,512)

Compensation expense related to stock options		—	—	211	—	—		211

Amortization of unrealized minimum projected benefit obligation of defined benefit plan						49		49

Other comprehensive income/(loss):
Unrealized holding losses on securities available for sale arising during the period	(13,870)
Less reclassification adjustment for losses included in net income	13,996
Net unrealized holding Income	126		—	—	—	126		126
Comprehensive Loss	$(34,386)

Balance at September 30, 2008		5,830,099	$58	$73,977	$(33,445)	$(951)	$(9)	$39,630

(1) The periods September 30, 2008 and 2007 are unaudited.

(2) The periods as of December 31, 2007 and 2006 have been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended
	September 30, (1)
	2008	2007

Cash flows from operating activities:
Net Loss/Income	$(34,512)	$2,011
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for loan losses	1,440	760
Stock option compensation expense	211	326
Net amortization of securities	201	313
Depreciation	647	939
Amortization of intangible assets, net	105	—
Amortization of split dollar benefit plan, net	50	—
Activity of trading securities, net	(4,645)	(447)
Unrealized loss/(gain) on trading securities	987	(196)
Loss attributable to minority shareholders	—	(28)
Unrealized (gain) on loans carried at fair value	(1)	76
Activity of exchange assets, net	(3,201)	(8,163)
Realized (gain) on sales of fixed assets, net	55	(11)
Realized loss (gain) on sales and impairment of investment securities, net	13,996	(6)
Impairment of goodwill	26,911	—
Net change in:
Other assets and liabilities, net	(1,507)	(343)
Net cash provided by (used in) operating activities	737	(4,769)

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	19,989	5,358
Purchases	(16,679)	(2,074)
Activity in securities held to maturity:
Proceeds from maturities, prepayments and calls	32,409	15,384
Purchases	(32,912)	(6,814)
Activity in non-marketable equity securities, net	(1,515)	277
Investment in non-bank subsidiaries, net	(1,040)	(370)
(Increase) decrease in bank owned life insurance	(276)	2,485
Loan originations and principal collections, net	18,808	(25,979)
Purchases of premises and equipment, net	127	(434)
Net cash provided by (used in) investing activities	18,911	(12,167)

Cash flows from financing activities:
Net increase in deposits	9,699	19,844
Activity in other borrowed funds, net	(36,110)	(11,030)
Net cash (used in) provided by financing activities	(26,411)	8,814

Net change in cash and cash equivalents	(6,763)	(8,122)

Cash and cash equivalents at beginning of period	14,180	33,723
Cash and cash equivalents at end of period	$7,417	$25,601

(1) The periods ending September 30, 2008 and 2007 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

NOTE – 1 THE BUSINESS OF THE BANK HOLDINGS

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (“the Bank”).  At March 31, 2008, the Bank had six banking offices in northern Nevada.  The Bank closed the temporary Sparks, Nevada branch effective March 31, 2008, leaving five open northern Nevada branch offices. There are two offices in California, separately branded as Silverado Bank.

The Company, during the first quarter of 2006 acquired two qualified intermediary companies; Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and Granite Exchange, Inc., which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  The Company closed the Rocky Mountain Exchange office located in Bozeman Montana effective July 31, 2008.  As a result, the Company recorded an impairment charge to goodwill in the amount of $120,000 during the third quarter of 2008, for the closing of Rocky Mountain.  Granite Exchange is headquartered in Roseville, California.  Qualified intermediaries select the financial institution to hold the depositor accounts created as part of the exchange transactions.  These subsidiaries have been consolidated on the Company’s books.

The Company’s other direct subsidiaries are The Bank Holdings Statutory Trust I, a Connecticut statutory trust which was formed in November 2005, to solely facilitate the issuance of variable rate capital trust pass through securities and NNB Holdings Statutory Trust I which was formed in June 2005 as a subsidiary of NNB Holdings, Inc., and was acquired by the Company in the merger with NNB Holdings, Inc.  NNB Holdings Statutory Trust I is a Delaware Statutory Trust also formed to facilitate the issuance of capital trust pass through securities.  Pursuant to FASB Interpretation No. 46R Consolidation of Variable Interest Entities (FIN 46R), The Bank Holdings Statutory Trust I and NNB Holdings Statutory Trust I are not reflected on a consolidated basis in the financial statements of the Company.

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

Operating results for the nine month period ended September 30, 2008, are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2007 is from the audited financial statements at that date, but this Form 10-Q document does not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  The interim financial information should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

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

Operating Segment Information

We manage our operations and prepare management reports and other information with a primary focus on lines of business.  As of September 30, 2008, we operated one bank located in two distinctive regional markets in two states, and one qualified intermediary company.  The operating segments are separated into parent, bank, and non-bank financial services.  Such segment reporting eliminates transactions between noted operating areas, and the accounting policies of the individual segments are the same as those of the Company.  Transactions between operating segments are conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.  Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

Table 8 presents selected operating segment information for the three and nine month periods ended September 30, 2008 and 2007.

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

Loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  The Company has adopted Financial Accounting Standards Board (“FAS”) 159, Fair Value Option of Financial Assets and Financial Liabilities and FAS 157, Fair Value Measurement for those SBA/USDA loans which were purchased by the Company during 2003 and 2004 when the loan portfolio was smaller than the investment portfolio.  The Company recorded $1,000 of mark to market gains on these loans during the first nine months of 2008.  For purposes of discussion the Company includes these fair value loans in its gross loan totals even though they are shown separately in the statement of condition.

We manage asset quality and control credit risk through the application of policies, practices and procedures designed to promote sound underwriting and loan monitoring, and the diversification of the loan portfolio.  The loan administration function is charged with monitoring asset quality and establishing credit policies, practices and procedures which are thorough and consistently enforced.

Income Taxes

FAS Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), clarifies FAS 109, Accounting for Income Taxes, to indicate criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements.  Under the FIN 48 guidelines an entity should recognize the financial statement benefit of a tax position it determines is more likely than not to be sustained on examination.

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

The Company sets aside a provision for income taxes on a monthly basis.  The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income.  Such permanent differences include but are not limited to tax-exempt interest income; increases in the cash surrender value of bank-owned life insurance, certain expenses that are not allowed as tax deductions, and tax credits.  For the first nine months, the reduction of income tax expense was related to permanent book tax differences which were approximately $1.3 million.

Reclassification

Various reclassifications may have been made in prior periods in order to be consistent with the presentation as of September 30, 2008.  Further, certain captions may have minor revisions to more accurately reflect current activities of the Company.  There were no changes to previously reported shareholders’ equity, net income or earnings per share.

NOTE 3 – FAIR VALUE OPTIONS FOR FINANCIAL ASSETS FAS - 159

Effective January 1, 2007, the Company adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities concurrent with its early adoption of FAS 157, Fair Value Measurements.   FAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur.  FAS 159 also requires entities to report those financial assets and liabilities that are measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial condition.  FAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities.  The Company elected early adoption of FAS 159 effective January 1, 2007 concurrent with the early adoption of FAS 157 for certain USDA/SBA loans purchased during 2003 and early 2004.

The Company believed its adoption of FAS 159 would have a positive impact on its ability to better manage the balance sheet and interest rate risks which were associated with this group of specifically acquired assets while potentially benefiting the net interest margin, net interest income, net income and earnings per common share in 2008.  These loan purchases were initiated when the Company’s sole subsidiary Nevada Security Bank was just two years old and suffered from a lack of substantive loan growth.  Further, interest rates were at a very low ebb and these loans were purchased at a yield of approximately 5%.  While this yield was approximately 150 basis points greater than the Bank’s investment portfolio yield at the time, current loan portfolio yields for internally generated loans are in the range of 6%, due to changing market conditions.  With a lower than market coupon rate, and substantial premiums paid at acquisition, the Company’s cost basis of the purchased loans recorded on the statement of condition does not properly reflect the true opportunity costs to the Company.

FAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participants use in pricing the financial instrument.  In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.  These loans may be sold in a secondary market with a limited number of active market participants.  An active market quote to determine pricing and the current market value of these loans in the secondary market was completed as of December 31, 2007 and September 30, 2008 and obtained from a recognized investment brokerage house.  These factors meet the definition of the most advantageous market and form the basis of the determination of a precise method for determining the value of these loans.  During the first nine months of 2008 and 2007, pre-tax unrealized gains of $1,000 and losses of $76,000, respectively, were recorded in earnings.  The fair value at September 30, 2008 was calculated using fair value hierarchy level two and in the same manner as the valuation at December 31, 2007.

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

The fair value measurements for impaired loans are performed pursuant to FAS 114 and are based upon either collateral values supported by appraisals, or discounted cash flow assumptions.  All of the impaired loans at September 30, 2008 have collateral to support their fair values.  Adjustments for fair value of impaired loans are a component in determining the overall adequacy of the loan loss reserve.  Consequently, adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

Fair value measurements for other real estate owned (OREO) are based upon collateral values supported by appraisals.  Changes in the estimated fair value of OREO are recorded in the statement of operations.  FAS 157 disclosures for impaired loans require that the practical expedient in FAS 114 (observable market price or the fair value of collateral if the loan is collateral dependent) is a fair value measurement, and therefore, is included in the scope of the non-recurring disclosure requirements of FAS 157.

The Company performs fair value measurements on certain assets as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of FAS 157.  Some fair value measurements, such as for available-for-sale and trading securities and USDA loans are performed on a recurring basis, while other, such as impairment of loans and goodwill, are performed on a non-recurring basis.

The following table summarizes the Company’s financial instruments that were measured at fair value as of September 30, 2008.

Description of Financial Instrument	September 30, 2008	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)

Securities Available for Sale	$3,924	$—	$3,924	$—
Trading Account	84	84	—	—
Impaired Loans (non-recurring)	9,714		9,714	—
OREO	2,910	—	2,910	—
USDA Loans at fair value	866	—	866	—

Total	$17,498	$84	$17,414	$—

NOTE 5 – SHARE BASED COMPENSATION

Stock Option Plan

The Company has a stock based employee compensation plan, which is more fully described in Note 14 of the Company’s 2007 annual report on Form 10-K.  On January 1, 2006 the Company adopted FAS Statement No. 123(R), Accounting for Share Based Payments.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on the grant-date fair value of the award.  The fair value is amortized over the implied service period (generally the vesting period).  The Company previously accounted for stock-based awards to employees under the intrinsic value provisions of APB 25 in which no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Included in salaries and benefits for the nine months ending September 30, 2008 and 2007, there was $211,000 and $326,000 of share-based compensation, respectively.  The related tax benefit on share-based compensation was not material to either quarter.  The following table summarizes the Company’s options and changes for the three and nine month periods ending September 30, 2008.

	Quarter Ended September 30, 2008
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	724,478	13.59
Granted	—	—
Cancelled/Forfeited	34,505	9.53
Exercised	—	—
Options outstanding at end of period	689,973	13.80	$-0-	5.72 Years

Exercisable (vested) at end of period	593,539	13.09	$-0-	5.35 Years

	Nine months Ended September 30, 2008
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at beginning of period	731,310	13.63
Granted	—	—
Cancelled/Forfeited	41,337	10.85
Exercised	—	—
Options outstanding at end of period	689,973	13.80	$-0-	5.72 Years

Exercisable (vested) at end of period	593,539	13.09	$-0-	5.35 Years

Nine months Ended September 30, 2007
Risk free interest rate	3.64%
Expected dividend yield	0.0%
Expected life in years	7.0
Expected price volatility	38.9%

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

NOTE 6 – DEFERRED COMPENSATION

In September 2006 the Emerging Issues Task Force (“EITF”) ratified EITF issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspect of Endorsement Split-Dollar Life Insurance Arrangements”.   This ruling provides that the Company should recognize a liability for future benefits based on the agreements held with employees.  The issue was effective for fiscal years beginning after December 17, 2007.  The Company adopted this pronouncement effective January 1, 2008 and has recorded an initial liability of $1.6 million with an offsetting adjustment to retained earnings of $1.1 million and deferred taxes of $0.5 million, pursuant to this accounting pronouncement.

NOTE 7 – EARNINGS/LOSS PER SHARE

Income/loss per share for all periods presented in the unaudited Consolidated Statements of Operations are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of September 30, 2008 totaled 689,973. The computation of basic and diluted loss/earnings per weighted average share outstanding is as follows:

	Quarter Ending September 30,		Nine months Ending September 30,
	2008	2007	2008	2007

Average number of common shares outstanding	5,830,099	5,831,099	5,830,437	5,831,099
Effect of dilutive options (1)	-0-	163,064	2,736	155,066
Average number of common shares outstanding used to calculate diluted earnings per common share	5,830,099	5,994,163	5,833,173	5,986,165

Net (loss)/income	$(35,046)	$750	$(34,512)	$2,011
Basic net (loss)/income per share	$(6.01)	$0.13	$(5.92)	$0.34
Diluted net (loss)/income per share	$(6.01)	$0.13	$(5.92)	$0.34

(1) There were 711,529 anti-dilutive weighted shares which have been excluded from the diluted weighted shares outstanding calculation.

NOTE 8 – INCOME TAXES

FASB Statement 109 and FIN 48 provide guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The application of FIN 48 may also affect the tax basis of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

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

NOTE 9 – OTHER BORROWED FUNDS

The Company has entered into two agreements with correspondent banks under which it may purchase federal funds up to $17.0 million.  The interest charged on borrowings is determined by the lending institution at the time of the borrowing.  These lines of credit are for short-term use, are unsecured and are renewed on an annual basis.  There were no balances outstanding under these agreements at September 30, 2008, and $110,000 was outstanding at December 31, 2007.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  Under such agreements there were overnight advances of $27.5 million and $62.5 million outstanding as of September 30, 2008, and December 31, 2007, respectively.  In addition to the overnight advances there were term advances in the amount of $7.0 million outstanding as of September 30, 2008 and $8.0 million outstanding at December 31, 2007.  There was $33 million in securities collateral and $87 million in loan collateral available as of September 30, 2008, for a total of $120 million, as compared to $100 million available as of December 31, 2007.

Other borrowed funds include $20.6 million of subordinated debentures. The Company originally issued $15.5 million of these debentures and the additional $5.1 million in debentures were acquired in the merger with NNB Holdings, Inc.

NOTE 10 – GOODWILL

Goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions.  In accordance with FAS 142, “Goodwill and Other Intangible Assets” goodwill must be evaluated at the reporting unit level.  Reporting units are defined as an operating segment.  FAS 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually, or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.  Like most publicly traded financial institutions, the Company experienced a significant decline in its stock price and market capitalization during 2008.  In conjunction with these declines and the ongoing turmoil in the financial markets, the Company has elected to reduce the carrying value of its goodwill resulting from the 2006 acquisitions of Northern Nevada Bank, Granite Exchange and Rocky Mountain 1031 Exchange.  In the past the analysis of goodwill occurred during the fourth quarter, however, given the volatile trading patterns and values seen in NYSE and NASDAQ activities, it was believed that the goodwill evaluation was best performed before year end.

The Company contracted with an independent valuation firm to assist in the valuation of the Company’s goodwill: they utilized three general approaches in its evaluation: 1) the asset-based approach, 2) the market approach and 3) the income approach.  The Company used one method within the market approach and one method within the income approach.  The method within the income approach was the discounted cash flow method, which relies upon the perception of a future stream of benefits, the present value of which represents the indication of value of the Company.  The method within the market approach was the merger and acquisition method.  After analysis the various indications of value were then weighted to derive a conclusion as to the fair value of the reporting units.

 The Company is taking a $27 million non-recurring, non-cash goodwill impairment charge for the goodwill resulting from the NNB, Granite and Rocky Mountain acquisitions in 2006.  This goodwill write down will more closely align the Company’s book value and tangible equity.  This one time, non-cash impairment charge is a non-taxable event that does not affect the Bank’s liquidity, operations, or regulatory capital.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

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

FSP FAS 157-3

On October 10, 2008, FASB staff position (FSP) was issued clarifying the application of SFAS No 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP provides guidance on how to deal with issues in the application of FAS 157 when the market for financial assets is not active.  Application issues addressed include: 1) how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs do not exist, 2) how available observable inputs in a market that is not active should be considered when measuring fair value, and 3) how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.  This FSP was effective upon issuance, including prior period for which financial statements had not been issued.

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

EITF 06-04

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. EITF 06-5 provides that in determining the amount recognized as an asset, a policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. The amount that could be realized should be calculated at the individual policy level and consider any probable contractual limitations, including the exclusion of any additional amounts paid for the surrender of an entire group of policies. The Issue is effective for fiscal years beginning after December 15, 2007. The banking subsidiary of the Company has life insurance arrangements.  The Company has evaluated the impact of adoption of this rule on the Company’s financial statements and results of operations and it has been determined by outside benefits administrators that $1.1 million would be adjusted to retained earnings pursuant to this accounting pronouncement, effective January 1, 2008.

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

NOTE 12 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended September 30, 2008 and 2007, cash paid for interest expense on interest bearing liabilities was $12.5 million and $18.1 million, respectively.  There was no real estate acquired in the settlement of loans for the three month period ending September 30, 2008, $3.5 million for the YTD period ending September 30, 2008 and none for the corresponding periods of 2007, respectively.  During the nine month periods ended September 30, 2008 and 2007, cash paid for income taxes was $864,000 and $684,000, respectively.

NOTE 13 – COMMON STOCK REPURCHASE PLAN

During December 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to $3.0 million of the Company’s common stock on the open market or in privately negotiated transactions.  The duration of the program is open ended and the timing of the purchases will depend upon market conditions.  One thousand shares of common stock were repurchased during the quarter ended June 30, 2008 at a total cost of nine thousand dollars, and there have been no subsequent purchases.

Selected Financial Data

	Nine months Ended September 30,		Year Ended
	2008	2007	December 31, 2007
	(Dollars in thousands, except per share data)
Condensed Statement of Operations
Interest Income	$28,690	$34,107	$45,183
Interest Expense	13,215	17,499	22,964
Net Interest Income	15,475	16,608	22,219
Provision for Loan Losses	1,440	760	3,007
Non-interest income	(14,015)	1,190	1,422
Non-interest expense	39,915	13,875	18,307
Loss attributable to minority shareholders	—	(28)	(27)
(Benefit) provision for income taxes	(5,383)	1,180	625
Net Loss/Income	$(34,512)	$2,011	$1,729

Period End Data
Assets	558,216	653,347	626,640
Loans, gross (1)	454,506	489,931	474,769
Securities	65,560	79,987	80,276
Deposits	461,034	516,841	451,335
Other borrowed funds	55,119	49,119	91,229
Shareholders’ Equity	39,630	75,203	74,837

Average Balance Sheet
Assets	632,795	652,789	649,110
Loans (1)	462,527	476,267	478,461
Securities	108,375	87,583	85,306
Deposits	450,901	497,151	492,347
Shareholders’ Equity	74,872	74,133	74,696

Asset Quality
Non-performing assets (2)	27,369	5,660	6,433
Allowance for loan loss	7,198	5,480	7,276
Net Charge-offs	1,518	710	1,161
Non-performing assets to total assets	4.90%	0.87%	1.03%
Allowance for loan loss to loans	1.58%	1.12%	1.53%
Net Charge-offs to average loans	0.33%	0.15%	0.24%

Per Common Share
Basic loss/income per share	(5.92)	0.34	0.30
Diluted loss/income per share	(5.92)	0.34	0.29
Book value per share	6.80	12.90	12.83
Period end common shares outstanding	5,830,099	5,831,099	5,831,099
Average shares outstanding - basic	5,830,437	5,831,099	5,831,099
Average shares outstanding - diluted	5,833,173	5,986,165	5,968,687

Financial Ratios
Return on average assets (4)	(7.29)%	0.41%	0.27%
Return on average equity (4)	(61.57)%	3.61%	2.31%
Net interest margin (3)	3.62%	3.77%	3.79%
Tier 1 leverage capital ratio	6.94%	10.40%	10.39%

(1)	Includes USDA loans carried at fair value.
(2)	Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status and other real estate owned.
(3)	Net interest income is divided by average interest-earning assets.
(4)	Annualized.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable losses on loans deemed to be uncollectible based on our continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $7.2 million and $5.5 million at September 30, 2008 and 2007, respectively. The provision for loan losses was $150,000 for the quarter ended September 30, 2008 and $346,000 for the quarter ended September 30, 2007.

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

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on all “watch” and classified loans, including certain loans which may have been classified as impaired.  On an ongoing basis an independent loan review function reviews a sample of new loans as well as “watch” and any classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for classified loans are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on any remaining loans are based on pools of similar loans using a combination of historical loss from the Bank and its peers.  Table 5 sets forth the allocation of the allowance for loan losses as of September 30, 2008, and September 30, 2007.

OVERVIEW

The Company earns income from two primary sources; net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges on deposit accounts and other service charges, commissions and fees charged for other services provided, less the operating costs of providing the full range of banking and exchange services to our customers.  Gains or losses on sale of securities, or other assets, exchange fees on real estate 1031 transactions, increase in cash surrender value of bank owned life insurance and unrealized gains or losses on the Company’s trading account comprise other areas of non-interest income.

SUMMARY: Results of Operations – 3rd Quarter

Net loss for the quarter ended September 30, 2008 was $35.0 million as compared with earnings of $750,000 for the quarter ended September 30, 2007.  Losses per share for the third quarter of 2008 was $6.01 compared with basic and diluted earnings per share of $0.13 respectively, for the same quarter of 2007.  The Company’s quarterly return on average equity was (219.56)% and quarterly return on average assets was (22.25)% for the quarter ended September 30, 2008, compared to 3.97% and 0.45% respectively, for the quarter ended September 30, 2007.  The primary drivers behind the variance in net income for the third quarter of 2008 relative to the same quarter of 2007 are as follows:

•                  Exclusive of investment losses and impairments, related tax provisions and the one-time non-cash goodwill impairments, pre tax operating income for the quarter was $405,000.

•                  The challenging economic conditions starting in 2007 with the deterioration of the real estate markets have expanded during the third quarter of 2008 into severe turmoil in credit markets and the general economy nationally, regionally and locally.  Federal Open Market Committee actions and consumer flight to safety concerns have placed increased pressure on the Company’s net interest margins. This turmoil and daily headlines concerning the financial crisis have affected the entire financial industry’s market value including the Company’s the result of which has led us to conduct an early impairment analysis of the Company’s goodwill.  For the third quarter we recognized a one-time, non-cash goodwill impairment of $26.9 million or $4.62 per share based on the decline in the market value of our common stock.  This one-time non-cash impairment charge is a non-taxable event that does not affect the Company’s cash balances, liquidity, or operations.

•                  The actions of the Treasury Department’s placement of Freddie Mac (FHLMC) and Fannie Mae (FNMA) into conservatorship has rendered the preferred securities the Company owned nearly worthless, and therefore the Company has recorded an other than temporary impairment of $7.8 million net of taxes or $1.34 per share.

•                  The turmoil in the credit markets led the Company to recognize a one time $626,000 charge in other than temporary impairment for several trust preferred securities held by the Company issued by other bank holding companies.

•                  Management does not believe that the recognition of these impairment charges noted above has any further implication for the Company’s business fundamentals or its outlook in future quarters.

•                  The Company has reduced the number of offices by closing the exchange office in Bozeman, Montana.

•                  The Company’s staff continues to be reduced through attrition.

•                  Interest income decreased $2.6 million or 22%.

•                  Interest expense decreased $1.9 million or about 31%.

•                  Net interest income before the provision for loan losses decreased $711,000 or 13%.

•                  For the quarter ended September 30, 2008 $150,000 was added to the provision for loan losses.

•                  Non-interest loss was $14.1 million for the third quarter of 2008, a reduction from earnings of $163,000 for the same period in 2007.   This was caused by a $562,000 increase in trading asset losses and $13.6 million net change in losses and impairments on investments.

•                  Non-interest expense decreased $380,000 or 9%, exclusive of the $26.9 million goodwill impairment charge.

•                  The benefit for taxes was increased by the effects of investment losses and impairments as well as the permanent book/tax differences including $260,000 of non-taxable interest and dividends.

Quarterly Average balances and rates are provided in Table 1.

SUMMARY: Results of Operations – YTD

Net loss for the nine months ended September 30, 2008 was $34.5 million as compared with earnings of $2.0 million for the quarter ended September 30, 2007.  Basic and diluted losses per share for the first nine months of 2008 were $5.92 compared with basic and diluted earnings per share of $0.34 respectively, for the same period of 2007.  The Company’s YTD return on average equity was (61.57)% and YTD return on average assets was (7.29)% for the nine months ended September 30, 2008, compared to 3.61% and 0.41% respectively, for the same period ended September 30, 2007.  The primary drivers behind the variance in net income for the first nine months of 2008 relative to the same period of 2007 are as follows:

•                  The economic downturn in the national, state, and regional economies which is expected to continue to impact earnings for the balance of 2008 and likely beyond.

•                  The continuing turmoil in the money markets and attendant credit crises has impacted the stock prices of many financial companies, including the Company.  This resulted in impairment of the Company’s goodwill which was reflected in a one time, non-cash charge in the amount of $26.9 million.

•                  The Treasury Department’s conservatorship of FNMA and FHLMC rendered the preferred securities the Company owned nearly worthless, resulting in a loss of $7.8 million net of taxes.

•                  Interest income decreased $5.4 million or 16%.

•                  Interest expense decreased $4.3 million or about 24%.

•                  Net interest income before the provision for loan losses decreased $1.1 million or about 7%.

•                  The provision for loan losses increased $680,000 or 89% over September 30, 2007.

•                  Non-interest loss was $14.0 million for the first nine months of 2008 compared with income of $1.2 million for the same period in 2007, as a result of unrealized and realized losses in the trading and investments accounts amounting to $15.0 million.

•                  Non-interest expense decreased $871,000 or 6%, not including the non-cash goodwill impairment costs.

•                  The benefit for taxes was increased by the investment losses and impairments and by the effects of permanent book/tax differences including $1.2 million of non-taxable interest and dividends.

YTD Average balances and rates are provided in Table 1a.

SUMMARY: Financial Condition

The Company’s total assets were $558 million at September 30, 2008 a decrease of $69 million or 11%, from total assets of $627 million reported at December 31, 2007.  The most significant characteristics of and changes in the Company’s balance sheet during the first nine months of 2008 are outlined below:

•                  A continuing emphasis on restructuring the balance sheet to alleviate substantial reductions in rates earned on asset portfolios and shrinking the volume of capital intensive assets held to maintain the Company at well capitalized:

•                  For the nine months ended September 30, 2008 investment securities decreased nearly $15 million from December 31, 2007 or 19%.  Average investment securities increased $20 million or 23% for the nine months ended September 30, 2008 as compared to the same period in 2007.

•                  Gross loans decreased $20 million to $455 million at September 30, 2008 compared to December 31, 2007.  Average gross loans as of September 30, 2008 showed a decrease of $13 million or about 3% from the average at September 30, 2007.

•                  For the nine months ended September 30, 2008 total assets decreased $69 million or 11% to $558 million from December 31, 2007.  Compared with the YTD period ending September 30, 2007 average assets decreased $20 million or 3%.

•                  Total deposits increased by $10 million or 2% during the nine month period ending September 30, 2008 to $461 million.  YTD average deposits decreased $46 million to $451 million or 9% at September 30, 2008 compared with the same period in 2007.

•                  Short term borrowings from FHLB decreased by $40 million.

•                  Exchange deposits at non-affiliated financial institutions decreased $3 million.

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

Quarterly Analysis

Net interest income for the third quarter of 2008 was $4.9 million, a decrease of $0.7 million or about 13% compared to the third quarter of 2007.  This decrease was primarily due to the decreases in rates earned on interest earning assets coupled with lower rates paid on interest bearing liabilities.  Average loans were $27.2 million less, or 5.6% for the quarter ended September 30, 2008 compared to the same period in the prior year. Average deposits were $44.9 million lower, or 10.2% for the quarter ended September 30, 2008 compared to September 30, 2007.  Average investments increased by $1.7 million or 1.6% during the third quarter of 2008 compared to the third quarter 2007. Average gross loans, net of deferred fees and costs, as a percent of average assets was 73.3% and 74.1% for the quarters ended September 30, 2008 and 2007, respectively.

Continued concern about loan quality has been the focus of the Bank during the third quarter of 2008.  Deteriorating real estate market conditions appeared in the third quarter of 2007 and have continued into 2008.  Management attention to increases in non-performing assets and concern about real estate values led the Company to substantially increase the provision for loan losses for the year ended December 31, 2007 and the second quarter of 2008.  Management believes that the allowance for loan losses adequately covers the inherent losses in the loan portfolio; however no assurance can be given that further additions will not be required, especially in light of overriding economic uncertainties.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased to 3.45% from 3.77% during the three months ended September 30, 2008 as compared to the same period in 2007, respectively, a decrease of thirty two basis points or 8.5%.

The decrease in the Company’s net interest margin is largely a result of a greater decrease in interest earning asset rates and volumes than the changes in rates and volumes of interest bearing liabilities.  The dramatic changes in the interest rate environment brought about by the FOMC’s activities of the last year have impacted both the asset and liability side of the balance sheet, however, the majority of the change has been felt in the rates earned on the Company’s loan portfolio, with deposit interest rates generally

“sticky” in a downward rate environment.  The Company’s weighted average prime rate for the third quarter of 2008 was 5.00% as compared to 8.23% for the third quarter of 2007.

The change in the mix of both assets and liabilities has had a lesser impact on the Company’s net interest margin.  The Company increased its use of short term average borrowed funds to $71.4 million during the third quarter of 2008 when compared to $27.9 million for the same period in 2007.  Given the current state of the financial markets, borrowings have been less costly than trying to attract a greater volume of interest bearing deposits.  The Company allowed certain high cost exchange deposits to run off which caused average savings accounts to decrease $52.5 million to $26.25 million as of September 30, 2008 compared with the third quarter of 2007.

YTD Analysis

Net interest income for the first nine months of 2008 was $15.5 million, a decrease of $1.1 million or about 7% compared to the first nine months of 2007.  This decrease was primarily due to the decreases in rates earned on interest earning assets coupled with lower rates paid on interest bearing liabilities.  Average loans decreased about $14 million, or 2.9% for the nine months ended September 30, 2008 compared to the same period in the prior year. While average investments decreased by $5 million or 4% during the first nine months of 2008 compared to the first nine months 2007, shorter term investments decreased at a faster rate.  Average gross loans, net of deferred fees and costs, as a percent of average assets was 73.1% and 73.0% for the nine months ended September 30, 2008 and 2007, respectively.

Continued concern about loan quality has been the focus of the Bank during the first nine months of 2008.  Deteriorating real estate market conditions appeared in the third quarter of 2007, have continued into 2008, and are likely to continue into 2009.  Management attention to increases in non-performing assets and concern about real estate values led the Company to substantially increase the provision for loan losses for the year ended December 31, 2007 and the second quarter of 2008.  Management believes that the allowance for loan losses adequately covers the inherent losses in the loan portfolio; however given the state of the economy and the real estate markets, no assurance can be given that further additions will not be required.

Table 1(a) reflects the Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased to 3.62% from 3.77% during the nine months ended September 30, 2008 as compared to the same period in 2007, respectively, a decrease of fifteen basis points or 4.0%.

The change in the mix of both assets and liabilities has had an impact on the Company’s net interest margin.  The Company increased its use of short term average borrowed funds to $75.1 million during the first nine months of 2008 when compared to $35.7 million for the same period in 2007.  Given the current state of the financial markets, borrowings have been less costly than trying to attract a greater volume of interest bearing deposits.  The Company allowed high cost exchange deposits to run off which caused average savings accounts to decrease $44.1 million to $30.6 million as of September 30, 2008 compared with the same nine month period of 2007.

The Company’s weighted average prime rate for the first nine months of 2008 was 5.64% compared with 8.05% for the full year of 2007.

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

Quarterly Analysis

We provided $150,000 and $346,000 for probable loan losses in the quarters ended September 30, 2008, and 2007, respectively.  At September 30, 2008 the Company’s allowance for loan and lease loses was 1.58% of outstanding loans.  The Company had eighteen non-accrual loans amounting to $21.8 million at September 30, 2008, and ten non-accrual loans amounting to $5.7 million at September 30, 2007.  The Company charged-off $195,000 in loans for the quarter ended September 30, 2008 and $450,000 for the third quarter of 2007.  Including the non-accrual loans, there were twenty-four 30 day or more past due loans as of September 30, 2008, and thirteen during the same period of 2007.  The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit.  This allowance at September 30, 2008 was $157,000 or 0.41% of outstanding loan commitments and is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.

YTD Analysis

We provided $1.4 million and $760,000 for probable loan losses in the nine months ended September 30, 2008, and 2007, respectively.  The Company charged-off $1.5 million in loans for the nine months ended September 30, 2008 and $735,000 for the same period in 2007.  The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit.  At September 30, 2008 and 2007 this allowance was $157,000 or 0.41% and $229,000 or 0.29% of outstanding loan commitments, respectively.  This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.

Non-interest Income

Quarterly Analysis

Third quarter non-interest income (excluding realized and unrealized investment and asset gains and losses) totaled $345,000, a decrease of $47,000 or 12% from the same quarter of 2007.  The Company’s unrealized losses in trading securities were $802,000; an increase of $562,000 over the same period in 2007 wherein reported losses were $240,000.   Realized losses on the sale of investments and other than temporary impairment charges were $14.4 million for the third quarter of 2008 compared with losses of $243,000 for the same period in 2007.  Losses on the sale of assets amounted to $41,000 for the quarter ending September 30, 2008.  There were no asset sales for the same period in 2007.

Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains or losses reported in any period will continue in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Service charges on deposit accounts and other service charges, commissions and fees increased $11,000 to $239,000 from the same period in 2007.  Exchange fee income decreased $30,000 to $15,000 for the quarter ending September 30, 2008 as compared to the same period in 2007.

YTD Analysis

YTD non-interest income (excluding realized and unrealized investment and asset gains and losses) totaled $1.0 million, a decrease of $26,000 or 2.5% from the same period of 2007.  The Company’s unrealized losses in trading securities were $987,000; an increase of $1.2 million over the same period in 2007 wherein were reported gains of $196,000.  Realized losses on the sale of investments and OTTI impairment charges were $15.0 million for the first nine months of 2008 compared with gains of $202,000 for the same period in 2007.  Losses on the sale of assets amounted to $55,000 for the nine months ending September 30, 2008 as compared to gains of $11,000 for the same period in 2007.

Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains or losses reported in any period will continue in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Over the past nine months, there has been substantial volatility in the agency preferred market.  As the Company restructured its balance sheet it added agency preferred securities to its investment portfolio and the extreme volatility for these assets has caused realized and unrealized losses to accelerate.  In order to ensure that a tax benefit is recognized for these investments it is likely that the Company will sell them by the end of 2008, into an uncertain market.  If this is the case, there would be additional other than temporary reductions in the value of such assets held in the Company’s investment portfolio for the fourth quarter of 2008, than those represented in the current quarter.

Service charges on deposit accounts and other service charges, commissions and fees increased $78,000 to $673,000 from the same period in 2007.  Exchange fee income decreased $51,000 to $73,000 for the nine months ending September 30, 2008 as compared to the same period in 2007, reflecting fewer transactions completed during the current real estate malaise.

Non-interest Expense

Quarterly Analysis

Exclusive of goodwill impairment charges of $26.9 million, non-interest expense was $3.8 million and $4.3 million for the quarters ended September 30, 2008 and 2007, respectively, which represented a decrease of approximately $380,000 or 8.9%.  Expense categories that decreased the most include advertising and marketing, legal and accounting, deposit servicing costs and other professional costs.  These decreases amounted to $295,000 and were partially offset by an increase in salary and benefit costs of $82,000.  The efficiency ratio was 692% and 73.7% for the quarters ended September 30, 2008 and 2007, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended September 30, 2008 was $2.2 million, essentially unchanged from the same quarter 2007.  The full time equivalent (FTE) staffing level is 102 at September 30, 2008 and was 120 as of September 30, 2007, a decrease of 13%.  For the quarter ended September 30, 2008, such salary costs approximated 1.58% of average earning assets, as compared to 1.45% for the same period in 2007.  With a lower volume of new loans, salary expense reductions under FASB 91 have decreased from previous periods and thereby have caused increases in salary and benefit expense accordingly

Occupancy and equipment expense amounted to $682,000 for the quarter ended September 30, 2008, a decrease of $16,000 or 11.1% from the same quarter in 2007.  The Company now has five Nevada banking offices, two banking offices in California, a data operations center and one exchange company office.  Occupancy expenses for the quarter ended September 30, 2008 approximated 0.48% of average earning assets, as compared to 0.47% for the same period in 2007.

Deposit and loan servicing costs amounted to $346,000 for the quarter ending September 30, 2008 compared to $384,000 for the same period in 2007, a decrease of $38,000 or 9.9%.  Deposit and loan servicing costs represent 0.24% of average earning assets for the quarter ending September 30, 2008 compared with 0.23% for the same period in 2007.

Marketing expenses amounted to $127,000 for the quarter ended September 30, 2008, a decrease of $64,000 or 33.5% over the same period in 2007.  Marketing and advertising represented 0.09% of average earning assets for the quarter ended September 30, 2008 compared with 0.13% for the same period in 2007.

Accounting and legal costs amounted to $101,000 for the quarter ended September 30, 2008 a decrease of $104,000 or 50.7% over the same period in 2007.  Legal and accounting costs for September 30, 2008 represent 0.07% of average earning assets compared with 0.14% for the same period during 2007, and are primarily comprised of reductions in Sarbanes-Oxley compliance costs, as well as other audit costs relating to internal routines and controls reviews.

Other professional services expense totaled $41,000 and $109,000 at September 30, 2008 and 2007, respectively, a decrease of $68,000 or 62.4%.  Other professional service costs represent 0.03% of average earning assets compared with 0.07% for the same period in 2007.

An impairment charge to goodwill amounted to $26.9 million at September 30, 2008 which represented 18.9% of average earning assets.  There was no corresponding charge during 2007.

The remainder of expenses which were not noted separately above amounted to $343,000 and $604,000 at September 30, 2008 and 2007, respectively, a $261,000 decrease or 43.2%.  For the quarter ended September 30, 2008 these other expenses represented 0.24% of average earning assets, as compared to 0.40% for the same period of 2007.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

YTD Analysis

Non-interest expense was $13.0 million, (exclusive of goodwill impairment charges of $26.9 million for the YTD period ending September 30, 2008) and $13.9 million for the YTD periods ended September 30, 2008 and 2007, respectively, which represented a decrease of approximately $900,000 or 6.5%.  Expense categories that decreased the most include occupancy, advertising and marketing, data processing, and other professional costs.  These decreases amounted to $867,000 and were partially offset by an increase in accounting and legal costs of $204,000.  The efficiency ratio was 257% and 78.03% for the nine months ended September 30, 2008 and 2007, respectively which relates primarily to the reduction in non-interest income for the periods noted.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the nine months ended September 30, 2008 was $7.3 million, compared with $7.1 for the same period 2007.  For the nine months ended September 30, 2008, such salary costs approximated 1.70% of average earning assets, as compared to 1.62% for the same period in 2007.  In addition to certain severance payments made during 2008, salary expense reductions under

FASB 91 have decreased from previous periods.  This change in FASB 91 salary expense reductions increased salary expense for the nine months ended September 30, 2008 by $354,000 when compared to the same period in 2007.  Increases in group insurance costs have also been a major part of increased salary and benefit costs during 2008.  Included in salaries and benefits for the nine months ending September 30, 2008 and 2007, there was $211,000 and $326,000 of share-based compensation, respectively.  The related tax benefit on share-based compensation was not material to either quarter.  These costs continue to be reflected in the Company’s Consolidated Statements of Operations although no economic benefit has been transmitted to the option holders.  At the current time, the market value of the Company’s stock as reflected on NASDAQ approximates 15% of the weighted average exercise price of the options granted by the Company.  As a result, there is no economic Aggregate Intrinsic Value, only a value established through an accounting rule that has no current economic value to recipients of the options granted.  Total accounting costs to date, since the required adoption of FAS 123(R), approximate $1.2 million, although almost no benefit has been recognized by any of the Company’s officers or directors.

Occupancy and equipment expense amounted to $2.0 million for the YTD period ended September 30, 2008, a decrease of $226,000 or 9.1% from the same period in 2007.  Occupancy expenses for the nine months ended September 30, 2008 approximated 0.47% of average earning assets, as compared to 0.50% for the same period in 2007.  The temporary Sparks branch office was closed effective March 31, 2008, and the Rocky Mountain Exchange office was closed during July 2008.

Deposit and loan servicing costs amounted to $941,000 for the nine months ending September 30, 2008 compared to $912,000 for the same period in 2007, an increase of $29,000 or 3.2%.  Deposit and loan servicing costs represent 0.22% of average earning assets for the YTD period ending September 30, 2008 compared with 0.19% for the same period in 2007.  FDIC insurance costs have risen dramatically over the past year, and are expected to substantially increase as a result of increases in coverage recently announced, during the rest of 2008 and into 2009.

Marketing expenses amounted to $402,000 for the YTD period ended September 30, 2008, a decrease of $273,000 or 40.4% over the same period in 2007.  It is anticipated that such expenditures will be at a lower level for the remainder of 2008, when compared to such costs for 2007.  Marketing and advertising represented 0.09% of average earning assets for the nine months ended September 30, 2008 compared with 0.15% for the same period in 2007.

Accounting and legal costs amounted to $801,000 for the nine months ended September 30, 2008 an increase of $204,000 or 34.2% over the same period in 2007.  Legal and accounting costs for September 30, 2008 represent 0.19% of average earning assets compared with 0.14% for the same period during 2007, and are primarily comprised of Sarbanes-Oxley compliance costs, as well as additional auditor costs relating to internal routines and controls reviews.  Such costs have become an ever larger portion of overall Company expenses, and are unlikely to abate during the rest of 2008.

Other professional services expense totaled $174,000 and $442,000 at September 30, 2008 and 2007, respectively, a decrease of $268,000 or 60.6%.  Other professional service costs represent 0.04% of average earning assets compared with 0.10% for the same period in 2007.

Goodwill impairment charges for the nine month period ending September 30, 2008 were $26.9 million and represented 6.30% of average earning assets.  There were no corresponding charges in 2007.

The remainder of expenses which were not separately noted amounted to $1.4 million and $2.0 million at September 30, 2008 and 2007, respectively, a $600,000 decrease or 30.0%.  For the nine months ended September 30, 2008 these other expenses represented 0.33% of average earning assets, as compared to 0.45% for the same period of 2007.

Provision for Income Taxes

For the nine months ending September 30, 2008 the Company had a net benefit for income taxes in the amount of $5.4 million and a provision of $1.2 million for the same period in 2007.  These changes are primarily due to the impairment charges on investments and permanent book tax differences of approximately $1.2 million in non-taxable interest and dividend income during the first nine months of 2008.  In addition to these differences we recorded $17,000 in a tax benefit for the first nine months with the adoption of EITF 06-04.

Comprehensive Income/Loss

Our available for sale investment portfolio had net unrealized losses of $478,000 at September 30, 2008 and $604,000 at December 31, 2007.  At September 30, 2008 the unrealized loss net of deferred taxes represented 12.2% of securities available for sale, which is included in comprehensive income.  Comprehensive income or loss differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive loss reported under FAS 115 in the financial statements is due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio, nor a permanent impairment in value.  However, as financial rates fluctuate over the term based on expectations of future FOMC actions, and credit markets continue to change, it is entirely possible that the AFS investment portfolio could further depreciate in value over the remainder of the year.

Another component of comprehensive income is the result of the adoption of FAS 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” by the Company in 2006.  As part of the Company’s accounting for certain postretirement plans, there was recognition of a prior service cost which is amortized over an estimated eleven year life from the date of the Plan in 2005.  This prior service cost net of deferred taxes amounted to $473,000 at September 30, 2008, compared with $522,000 at September 30, 2007.

FINANCIAL CONDITION

Our consolidated total assets were $558 million and $627 million at September 30, 2008 and December 31, 2007, respectively.  Total average assets were $633 million and $653 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of 3%.

Securities and Other Earning Assets

Quarterly Analysis

The securities portfolio, excluding trading securities was $65.6 million at September 30, 2008 and averaged $108.4 million during the third quarter of 2008 as compared to $80.8 million and an average of $82.1 million in the third quarter of 2007.  The securities portfolio consists primarily of Mortgage-backed securities, Municipal securities, Preferred Stock and U.S. Government agency securities.  The average yield on investments was 4.53% for the quarter ended September 30, 2008 and 4.37% for the quarter ended September 30, 2007.  Securities available for sale had a net unrealized loss of $478,000 at September 30, 2008 as compared to the net unrealized loss of $604,000 at December 31, 2007.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.

At September 30, 2008 debt securities had an aggregate depreciation of about 3.37% from the Company’s amortized cost basis as compared to 1.4% at December 31, 2007.  In the available for sale portfolio three securities have an unrealized loss as of September 30, 2008.  In one of those securities the unrealized loss has exceeded one year.  There are ninety-two securities in the held to maturity portfolio that have an unrealized loss as of September 30, 2008.  For twenty-five of those securities, the loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  In analyzing the market value of the pooled trust preferred securities held by the Company and the inactive market for these securities, management determined that an other than temporary (OTTI) impairment existed related to these securities and consequently recorded a $626,000 charge to losses on investments.  In addition, given the Treasury’s action in placing Freddie Mac and Fannie Mae into conservatorship, management deemed that an OTTI impairment existed and recorded a loss of $12.0 million on investments.  Regarding the remainder of the investment portfolio; as management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, there are no declines in value that are not related to the current interest rate environment and there are no declines that may not be related to recent credit market turmoil.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the Bank’s investment securities portfolio at September 30, 2008 is 3.63, as compared with 2.78 as of September 30, 2007.  The change is primarily due to the addition of state, county and municipal securities with longer maturities, and changing money market conditions.  At December 31, 2007 the portfolio’s effective duration was 2.62.  The Company’s investment securities portfolio duration does not substantially differ from that of the Bank, since approximately 97% of the Company’s securities portfolio is held in the subsidiary bank.

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

The ratio of average total investments to average total assets was 17.4%, 16.7% and 16.3% at the quarter ended September 30, 2008, the year ended December 31, 2007 and the quarter ended September 30, 2007, respectively.

The Company currently has $84,000 in an equity trading portfolio which is being accounted for as trading securities.  The Company adjusts the value of this portfolio monthly through the Consolidated Statement of Operations.  For the quarter ending September 30, 2008 the Company had unrealized losses of $802,000 from trading equities as compared to unrealized losses of $240,000 for the same period in 2007.

YTD Analysis

The securities portfolio, excluding trading securities was $65.6 million at September 30, 2008 and averaged $108.4 million during the first nine months of 2008 as compared to an average of $87.6 million in the first nine months of 2007.  The average yield on investments was 5.11% for the nine months ended September 30, 2008 and 4.32% for the same period ended September 30, 2007.

The ratio of average total investments to average total assets was 17.1%, 16.7% and 17.4% at the nine months ended September 30, 2008, the year ended December 31, 2007 and the nine months ended September 30, 2007, respectively.

As noted above, the Company has $84,000 in an equity trading portfolio which is accounted for as trading securities and for which the value is adjusted monthly through the Consolidated Statement of Operations.  For the YTD period ending September 30, 2008 the Company had unrealized losses of $987,000 from trading equities as compared to unrealized gains of $196,000 for the same period in 2007.

Loans

Quarterly Analysis

Gross loans including fair value loans amounted to $454.5 million at September 30, 2008, $474.8 million at December 31, 2007, and $489.9 million at September 30, 2007.  Total loans, before allowance for loan losses, averaged $457.9 million for the third quarter of 2008, a decrease of $27.2 million or 5.6% from the average amount of such loans during the third quarter of 2007.  With slowing economic activity in our local markets, loan growth has slowed as well.  Management believes it is unlikely that this will substantially change during the rest of 2008.

As noted in Table 4 “Composition of the Loan Portfolio”, real estate construction loans amounted to $113.5 million and $171.3 million at September 30, 2008 and September 30, 2007, respectively.  These loans decreased $57.8 million or 33.7% from the amount of such loans at September 30, 2007.  Commercial construction loans decreased the most at $28.9 million followed by single family construction which decreased $22.6 million.  These items taken together represents the majority of the decreases over September 30, 2007 balances.  The decreases in construction loans are somewhat seasonal and due to the general economic decline in the local, regional and national real estate markets.

The yield on average loans for the quarter ending September 30, 2008 was 6.72% as compared to 8.48% for the same period in 2007.  This one hundred and seventy-six basis point deterioration in yield was largely due to rate decreases as noted in Table 2, and can be somewhat characterized by the over 275 basis point drop in the prime rate from September 30, 2007 to September 30, 2008.

Term real estate loans amounted to $251.1 million as of September 30, 2008 compared to $223.6 million for the quarter ending September 30, 2007, an increase of $27.5 million or 12.3%.  Commercial term loans increased $17.5 million or 7.7% to $243.8 million over the first nine months of 2007 and represent the majority of the year to year increase.

Commercial and industrial loans approximated $79.6 million and $84.0 million at September 30, 2008 and September 30, 2007, respectively.  Commercial and industrial loans decreased about $4.4 million or 5.2% over the balances at September 30, 2007.

Consumer loans amounted to $8.2 million and $9.0 million at September 30, 2008 and September 30, 2007, respectively.  Consumer loans decreased $800,000 or 8.9%.

The ratio of average total loans to average total assets for the third quarter of 2008 was 73.3% and 74.1% at September 30, 2008 and September 30, 2007, respectively.   Of loan totals outstanding, approximately $170.6 million or 37.5% are prime rate based loans.  The rest are tied to other indices or are fixed rate.  The Company has eighteen non-accrual loans totaling $21.8 million as of September 30, 2008.  The Company had ten loans on non-accrual totaling $5.6 million as of December 31, 2007 and ten loans totaling $5.7 million for the period ending September 30, 2007.

The Company has eighteen loans on non-accrual are considered impaired loans and five impaired loans which are not on non-accrual.  Of the twenty-three non-performing loans, 9 were real estate construction loans which represented 39% of the total noted loans and 54% of the dollar amount, while 3 term real estate loans represented an additional 13% of the non-performing loans and 23% of the dollar amount.  Estimated collateral values for these real estate construction and term loans as of September 30, 2008 were $12.8 million and $6.5 million respectively.  At September 30, 2008 impaired loans amounted to $22.4 million of which $9.7 million had a specific related allowance for loan and lease losses of $1.6 million. Loans are placed on non-accrual status when it becomes likely that the obligor may be unable to fully repay contracted principal and interest.  The security, or lack thereof, for any obligation of a borrower is not a factor in the determination of the time a particular loan may be found to be impaired, or when a related valuation allowance may be established.    The following table outlines the Company’s nonperforming assets as of September 30, 2008 and 2007.

	September 30, 2008		September 30, 2007
	Balance	Estimated Inherent Loss	Balance	Estimated Inherent Loss
Non-Performing Assets
Non-accrual impaired loans
Commercial and revolving lines of credit	$3,990	$—	$122	$—
SBA guaranteed	620	40	597	—
Real Estate Construction	12,041	1,426	4,935	—
Real Estate Term	5,146	—	—	—
Consumer	—	—	—	—
Total non-accrual impaired loans	21,798	1,466	5,654	—

Accruing impaired loans
Commercial and revolving lines of credit	180	58	—	—
SBA loans	434	87	—	—
Real Estate Construction	—	—	—	—
Real Estate Term	—	—	—	—
Consumer	—	—	—	—
Total accruing impaired loans	614	145	—	—

Total Impaired Loans	$22,412	$1,611	$5,654	$—

OTTI Investments
Preferred Stock	1,448	—	—	—
Trust Preferred Securities	599	—	—	—
Total Impaired investments	2,047	—	—	—

Other Real Estate Owned
OREO	2,910	—	—	—

Total Non-performing assets	$27,369	$1,611	$5,654	$—

YTD Analysis

Total loans, before allowance for loan losses, averaged $462.5 million for the first nine months of 2008, a decrease of $13.8 million or 2.9% from the average amount of such loans during the first nine months of 2007.

The yield on average loans for the nine months ending September 30, 2008 was 7.09% as compared to 8.55% for the same period in 2007.  This one hundred and forty-six basis point deterioration in yield or 17.1% was largely due to rate decreases as noted in Table 2.

The ratio of average total loans to average total assets for the nine month period was 73.1% and 73.0% at September 30, 2008 and September 30, 2007, respectively.

OREO

The Company has three properties in other real estate owned (“OREO”) totaling $2.9 million at September 30, 2008 as compared to one property at $800,000 at December 31, 2007.  There was no OREO at September 30, 2007.  For the nine months ending September 30, 2008 a net $2.1 million was added to OREO.

Deposits

Total deposits were $461 million and $451 million as of September 30, 2008 and December 31, 2007 respectively, an increase of $10 million or 2.2%.  Core deposits (deposits excluding certificates of deposit greater than $100,000), have decreased about $10.6 million or 2.7% since December 31, 2007.  The ratio of gross loans to deposits was 98.6% and 105.2% at September 30, 2008 and December 31, 2007, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to approximately $53.1 million at September 30, 2008, $65.4 million at December 31, 2007, and $56.9 million at September 30, 2007, respectively.  Average non-interest bearing deposits totaled $60.2 million during the third quarter of 2008, which represented 13.2% of average total deposits. This compares with $61.0 million and 12.2%, respectively for the third quarter of 2007.  This is a decrease of $800,000 or 1.3% for non-interest bearing deposits for the 12 month period ending September 30, 2008.  Such accounts are now fully insured by the FDIC.

Interest bearing deposits amounted to approximately $408.0 million, $385.9 million and $460.0 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively.  Average interest-bearing deposits were $395.4 million, a decrease of approximately $44.9 million during the quarter ended September 30, 2008, as compared to the average of $440.3 million in interest-bearing deposits during the quarter ended September 30, 2007.  Such accounts are now guaranteed to $250,000 by the FDIC.

The cost of interest bearing deposits for the quarter ended September 30, 2008 was 3.35% as compared to 4.51% for the same period in 2007 or a decrease of 25.7%.  This one hundred and sixteen basis point decrease in cost was the primary result of rate decreases with some volume decreases, as noted in Table 2.

Included in the deposit categories above are public deposits, which averaged $7.9 million for the quarter ending September 30, 2008 and $7.7 million for the same period of 2007.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

YTD Analysis

Average non-interest bearing deposits totaled $58.4 million during the first nine months of 2008, which represented 13.0% of average total deposits. This compares with $60.1 million and 12.1%, respectively for the first nine months of 2007.  This is a decrease of $1.7 million or 2.8% for non-interest bearing deposits for the 12 month YTD period ending September 30, 2008.

Average interest-bearing deposits were $392.5 million, a decrease of approximately $44.5 million during the nine months ended September 30, 2008 or 10.2%, as compared to the average of $437.0 million in interest-bearing deposits during the same period ended September 30, 2007.

The cost of interest bearing deposits for the quarter ended September 30, 2008 was 3.65% as compared to 4.46% for the same period in 2007.  This eighty-one basis point decrease in cost was primarily rate decreases.

Included in the deposit categories above are public deposits, which averaged $7.8 million for the nine months ending September 30, 2008 and $7.7 million for the quarter ending September 30, 2007.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.

In the current period, non-interest bearing deposits have declined.  This decline was brought about by the FDIC’s takeover of IndyMac Bank and the US Treasury Department’s guarantee of broker/dealer money market accounts.  As a result, there was a “flight to safety” of customer deposits, towards perceived “too big to fail” national competitors such as Wells Fargo and Bank of America, as well as certain investment banks.  It is only with recent FDIC actions to fully guarantee non-interest bearing transaction accounts, and to guarantee up to $250,000 in interest bearing accounts that some faith in community banking may have been restored.  We are hopeful that further governmental action does not place community banking in a continually disadvantageous position vis a vis our larger, national brethren.  In our local markets, credit unions, and larger regional banks have been aggressively targeting customers with offers of free consumer and/or business accounts, as well as with relatively high short term interest rates on deposits to slow deposit outflows brought about by unfavorable media attention surrounding specific financial institution’s reported credit difficulties.  Management believes it is important to monitor net interest margin and is currently unwilling to pay high rates to acquire interest sensitive deposits without appropriately higher earning asset rates and therefore, for the immediate future, deposit growth may likely be difficult to obtain.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased and overnight FHLB advances, amounted to $25.7 million at September 30, 2008 and $62.6 million at December 31, 2007, respectively.  The Company has available federal funds borrowing lines amounting to $17.0 million as of September 30, 2008.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit in the amount of $120 million which is predicated on the value of collateral held, and on September 30, 2008, the gross amount of all collateral was about $190 million.  At September 30, 2008 the Company had $103 million of borrowing capacity from all sources.

Long term other borrowed funds includes FHLB term advances, subordinated debt, capital lease obligations and other debt with maturities greater than one year.  The Company had $7.0 million in FHLB term advances, and $20.6 million in subordinated debt as of September 30, 2008 and $8.0 million and $20.6 million, respectively as of December 31, 2007.

The Company’s 1031 qualified intermediaries during their course of business may place exchange liability deposits with non-affiliated financial institutions.  There were no such deposits at September 30, 2008 and $4.1 million as of December 31, 2007.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $37.9 million at September 30, 2008 as compared to $62.9 million at December 31, 2007.  These commitments represented 8% and 13% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters-of-credit totaled $2.2 million as of September 30, 2008 and $714,000 at December 31, 2007.

The importance to and effect on the Company’s revenues, expenses, cash flows, liquidity, capital resources and market risk support from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

RISK MANAGEMENT

The primary goal of our risk management program is to determine how certain existing or emerging issues in the financial services industry affect the nature and extent of the risks faced by the Company.  Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk.  Our board of directors and management believe that the nine applicable “risk categories” consist of compliance, credit, foreign exchange, interest rate, liquidity, price, strategic, reputation and transaction risk.  Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective review.  In addition, an aggregate level of risk is assigned as a whole, and the direction of risk (stable, increasing or decreasing) is determined.  Each risk category and the overall risk level is compared to regulatory views and internal criteria on a regular basis and then reported to the board with an accompanying explanation as to the existence of any differences.   The risk program includes risk identification, measurement, control and monitoring.  However, we did not adequately anticipate the “unintended consequences” risk of bank failures or GSE takeovers in the current environment, nor governmental guarantees of broker/dealer money market accounts and our customer’s “flight to safety”.  We found that “reputation risk” extends beyond our own reputation to the industry of community banks in relation to forces (governmental and otherwise) over which we have absolutely no control.  As a result our risk management program will receive substantial revision over the next six months.

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

Our real estate loan portfolio accounted for 80.4% of the total loan portfolio as of September 30, 2008 and 79.6% at December 31, 2007.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial loans accounted for 17.5% of the total loan portfolio as of September 30, 2008 as compared to 18.5% at December 31, 2007.  Commercial loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economies of our market areas.  Commercial loans consist primarily of loans secured by various pieces of equipment or machinery and other corporate assets including real property.  USDA purchased loans outstanding were $866,000 and $897,000 respectively, as of September 30, 2008 and December 31, 2007.

Consumer loans accounted for 1.8% of our total loan portfolio as of September 30, 2008 as compared to 1.8% at December 31, 2007.

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

Interest Rate Risk

Interest rate risk, including mortgage prepayment risk, is one of the most significant non-credit risks to which we are exposed.  Interest rate risk is the sensitivity of income to changes in interest rates.  Changes in interest rates as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of revenue.  This risk arises directly from our core banking activities – lending and deposit gathering.  In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by us, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities, (v) the fair value of our saleable assets, (vi) the amount of unrealized gains and losses on securities available for sale under the requirements of  SFAS 115, the volume of interest bearing non-maturity deposits and (vii) the early withdrawal likelihood of customer originated certificates of deposit.

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

We quantify and measure interest-rate exposure using an outsourced BancWare model to dynamically simulate net interest income under various interest rate scenarios over a 12 month period.  Simulated scenarios include deliberately extreme interest rate “shocks” and more gradual interest rate “ramps”.  Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, increases or decreases of product balances and the behavior of our deposit and loan customers.  The most material assumptions relate to the prepayment of mortgage assets (including term real estate loans and mortgage-backed securities).  The risk of prepayment tends to increase when interest rates fall, as long as credit markets are not frozen and customers have sufficient cash to prepay outstanding obligations.  Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be precisely determined.  Complicating our efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of our assets and liabilities.

To cope with these uncertainties, we give careful attention to our assumptions.  For example, in the case of prepayment of real estate secured assets, the majority of assumptions are derived from vendor supported models that are periodically tested using observed loan prepayment behavior.  Further, we rate shock our lending portfolio based on risk ratings assigned to each loan by type, to more accurately determine likely net interest margins for subsequent periods.  These modified rate shocks are meant to provide support guidelines for subsequent loan loss reserve adequacy tests, so that we may track historical rates earned on weighted risk factors apparent in our loan portfolio.

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

As of September 30, 2008 the Company had about $103 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash, securities and borrowings.  This represented approximately 22% of total deposits and 65% of non-maturity deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.  Further, should loan growth outstrip local deposit acquisition activities, out-of-area deposits could be acquired from external sources.

CAPITAL RESOURCES

At September 30, 2008, shareholders’ equity amounted to $39.6 million or approximately 7% of total assets.  Capital guidelines issued by The Federal Deposit Insurance Corporation (FDIC) and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 6.  As indicated in such table, the Company and Bank currently exceed all minimum regulatory capital requirements, and are considered well capitalized.

The FDIC has promulgated risk-based capital guidelines for all state non-member banks such as the Bank.  These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance-sheet exposures.  There are two categories of capital under the guidelines.  The first is Tier 1 Capital which includes common stockholders’ equity and qualifying minority interest in consolidated subsidiaries, less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The second is Tier 2 Capital which includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines.  We believe that the Company has an adequate level of capital in relation to its balance sheet size, business mix and levels of risk and, as a result, we do not presently anticipate that the capital ratios will materially change from their present levels, unless the Company is a recipient of the recently enacted Treasury TARP CPP Preferred Funding program.  The Company’s current capital position exceeds minimum thresholds established by industry regulators.  Based on current regulatory definitions, the Bank and Company are well capitalized, which is the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.

Troubled Asset Relief Program (TARP) – Capital Purchase Program (CPP)

On October 14, Secretary of the Treasury Henry Paulson announced decisive actions to protect the US economy, among which was the announcement that the Treasury would purchase equity stakes in a wide array of financial institutions. These Qualifying Financial Institutions (“QFI’s”), such as Nevada Security Bank and the Company, may participate in selling senior preferred shares to the Treasury in order to raise additional capital so that they may strengthen their capital position and make more loans to businesses and consumers in the markets that they serve. Nine large financial institutions have already agreed to participate in this program and will sell senior preferred shares to the US government, on the same terms that have been made available to us. We believe that this program has substantial merit and have prepared and sent the application required to participate in the sale of preferred shares to the US Treasury. There are certain rights that are granted to the Treasury, including the issuance of warrants having a market price of 15% of the value of the senior preferred shares placed if accepted into the program. Such issuance may cause the Company to request that our shareholders approve that additional common stock shares be made available than those currently allowed by our by-laws, and there are certain restrictions placed on the Company as well, including executive compensation, and the granting of dividends. We have applied to issue an amount from $5 to $15 million in senior preferred stock, and believe that such amount if any as may be granted through the process will substantially enhance our capital ratios and ability to lend additional funds in the markets that we serve so as to facilitate an economic recovery as envisioned by Secretary Paulson. The Treasury has said that such senior preferred share purchases will be funded by the end of this calendar year, and will add to the computation of Tier 1 capital for regulatory purposes, enhancing an institution’s risk based capital ratios.

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

•                  changes in the extensive laws, regulations and policies governing financial institution holding companies and their subsidiaries has substantially and is like to continue to alter the current business environment and affect our operations;

•                  general economic or industry conditions have been and  could continue to be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses or a reduced demand for credit or fee-based products and services;

•                  concentrations of real estate loans could further subject us to increased risk in the event of a real estate recession or natural disaster;

•                  changes in the domestic interest rate environment could further reduce net interest income and could increase credit losses;

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

•                  a substantial decline in the price of our common stock has subjected and could further subject the Company to reductions in the values of acquisitions completed during prior periods;

•                  we may have difficulty managing our growth, which depends on monitoring and managing expanded operations, staffing, and customer relations;

•                  we operate in a competitive environment dominated by larger financial service providers which have lower cost structures and offer a wider panoply of services;

The price of our common stock may fluctuate significantly and this may make it difficult for you to resell common stock when you want or at prices you find attractive. The price of our common stock on the Nasdaq Global Select Market constantly changes.  We expect that the market price of our common stock will continue to fluctuate.  Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control.  These factors include:

•                  developments related to the financial services industry;

•                  regulatory developments;

•                  fluctuations in the stock price and operating results of our competitors;

•                  actions of our current stockholders, including sales of common stock by existing stockholders and our directors and executive officers;

•                  changes in financial estimates and recommendations by financial analysts;

•                  dispositions, acquisitions and financings;

•                  developments related to investigations, proceedings or litigations that involve us; and

•                  actual or anticipated quarterly fluctuations in our operating and financial results.

The market price of our common stock may also be affected by market conditions affecting the stock markets in general, including price and trading fluctuations on the Nasdaq Global Select Market.  These conditions may results in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sale of substantial amounts of our common stock in the market, in each case that could be unrelated of disproportionate to changes in our operating performance.

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

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which do not include accruing loans 90 days or more overdue, none for all periods under review), other real estate owned, repossessed assets and certain securities available for sale.  The Company had eighteen non-accrual loans totaling $21.8 million at September 30, 2008, $2.0 million in other than temporary investment impairment and $2.9 million in OREO.  The Company had ten non-accrual loans totaling $5.6 million, no impaired investments and $800,000 in OREO in December 31, 2007 compared with ten non-accrual loans totaling $5.7 million and no impaired investments or OREO as of September 30, 2007, respectively.

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

	For the Quarter Ended September 30,			For the Quarter Ended September 30,
	2008 (a),(b)			2007 (a),(b)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$2,552	$10	1.56%	$19,699	$242	4.87%
Securities	98,158	1,145	4.64%	82,063	890	4.30%
Equity	7,686	82	4.24%	4,977	43	3.43%
Total Investments	108,396	1,237	4.53%	106,739	1,175	4.37%

Loans: (c)
Agriculture	1,109	11	3.95%	5,966	112	7.45%
Commercial	78,895	1,224	6.17%	76,788	1,901	9.82%
Real Estate Construction	118,133	1,793	6.04%	171,027	3,644	8.45%
Real Estate Term	250,495	4,577	7.27%	221,973	4,674	8.35%
Consumer	7,662	116	6.02%	8,857	25	1.12%
Credit Card and Overdraft Protection	335	13	15.44%	358	12	13.30%
Other	1,258	—	0.00%	133	—	0.00%
Total Loans	457,887	7,734	6.72%	485,102	10,368	8.48%
Total Earning Assets	566,283	8,971	6.30%	591,841	11,543	7.74%
Non-Earning Assets	58,552			62,503
Total Assets	$624,835			$654,344
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$12,385	$18	0.58%	$10,838	$24	0.88%
Savings Accounts	26,205	101	1.53%	78,705	803	4.05%
Money Market	88,464	484	2.18%	113,168	1,163	4.08%
IRA’s	4,132	43	4.14%	4,286	53	4.91%
Certificates of Deposit<$100,000	199,608	2,123	4.23%	170,070	2,230	5.20%
Certificates of Deposit>$100,000	64,562	558	3.44%	63,183	737	4.63%
Total Interest Bearing Deposits	395,356	3,327	3.35%	440,250	5,010	4.51%
Borrowed Funds:
Short term debt	71,401	423	2.36%	27,908	487	6.92%
Long term debt	27,619	312	4.49%	28,619	426	5.91%
Total Borrowed Funds	99,020	735	2.95%	56,527	913	6.41%
Total Interest Bearing Liabilities	494,376	4,062	3.27%	496,777	5,923	4.73%
Demand Deposits	60,150			61,010
Other Liabilities	6,982			21,603
Shareholders’ Equity	63,327			74,954
Total Liabilities and Shareholders’ Equity	$624,835			$654,344

Interest Rate Spread (d)			3.03%			3.01%

Interest Income/Earning Assets			6.30%			7.74%
Interest Expense/Earning Assets			2.85%			3.97%
Net Interest Income and Margin (e)		$4,909	3.45%		$5,620	3.77%

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

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2008 (a),(b)			2007 (a),(b)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$2,993	$47	2.10%	$21,329	$707	4.43%
Securities	98,068	3,887	5.29%	87,583	2,806	4.28%
Equity	7,314	214	3.91%	4,548	150	4.41%
Total Investments	108,375	4,148	5.11%	113,460	3,663	4.32%

Loans: (c)
Agriculture	1,022	1	0.13%	9,461	390	5.51%
Commercial	80,776	4,020	6.65%	73,635	4,850	8.81%
Real Estate Construction	132,934	6,921	6.95%	168,974	11,963	9.47%
Real Estate Term	239,264	13,226	7.38%	213,871	12,738	7.96%
Consumer	7,605	338	5.94%	9,304	460	6.61%
Credit Card and Overdraft Protection	318	36	15.12%	374	43	15.36%
Other	608	—	0.00%	655	—	0.00%
Total Loans	462,527	24,542	7.09%	476,274	30,444	8.55%
Total Earning Assets	570,902	28,690	6.71%	589,734	34,107	7.74%
Non-Earning Assets	61,893			63,055
Total Assets	$632,795			$652,789
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$12,317	$72	0.78%	$11,343	$75	0.88%
Savings Accounts	30,635	508	2.22%	74,713	2,476	4.43%
Money Market	93,621	1,806	2.58%	109,337	3,316	4.05%
IRA’s	4,091	134	4.38%	4,352	153	4.70%
Certificates of Deposit<$100,000	186,416	6,301	4.51%	171,952	6,354	4.94%
Certificates of Deposit>$100,000	65,469	1,919	3.92%	65,332	2,213	4.53%
Total Interest Bearing Deposits	392,549	10,740	3.65%	437,029	14,587	4.46%
Borrowed Funds:
Short term debt	75,122	1,467	2.61%	35,665	1,629	6.11%
Long term debt	27,725	1,008	4.86%	37,947	1,283	4.52%
Total Borrowed Funds	102,847	2,475	3.21%	73,612	2,912	5.29%
Total Interest Bearing Liabilities	495,396	13,215	3.56%	510,641	17,499	4.58%
Demand Deposits	58,352			60,122
Other Liabilities	4,175			7,616
Shareholders’ Equity	74,872			74,410
Total Liabilities and Shareholders’ Equity	$632,795			$652,789

Interest Rate Spread (d)			3.15%			3.16%

Interest Income/Earning Assets			6.71%			7.74%
Interest Expense/Earning Assets			3.09%			3.97%
Net Interest Income and Margin (e)		$15,475	3.62%		$16,608	3.77%

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

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2008 vs. 2007				2008 vs. 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$(210)	$(164)	$142	$(232)	$(608)	$(372)	$320	$(660)
Securities	174	70	11	255	336	662	83	1,081
Equity	23	10	6	39	91	(17)	(10)	64
Total Investment Income	(13)	(84)	159	62	(181)	273	393	485

Loans:
Agriculture	(91)	(52)	42	(101)	(348)	(381)	340	(389)
Commerical	52	(705)	(24)	(677)	471	(1,191)	(110)	(830)
Real Estate Construction	(1,123)	(1,036)	308	(1,851)	(2,555)	(3,188)	701	(5,042)
Real Estate Term	599	(603)	(93)	(97)	1,513	(929)	(96)	488
Consumer	(3)	109	(15)	91	(84)	(47)	9	(122)
Credit Card and Overdraft Protection	(1)	2	—	1	(6)	(1)	—	(7)
Other	—	—	—	—	—	—	—	—
Total Loan Income	(567)	(2,285)	218	(2,634)	(1,009)	(5,737)	844	(5,902)

Total Interest Income	(580)	(2,369)	377	(2,572)	(1,190)	(5,464)	1,237	(5,417)

Interest Expense
Interest Bearing Deposits:
Now Accounts	3	(8)	(1)	(6)	6	(8)	(1)	(3)
Savings	(534)	(499)	331	(702)	(1,462)	(1,236)	730	(1,968)
Money market	(253)	(540)	114	(679)	(477)	(1,203)	170	(1,510)
IRA’s	(2)	(8)	—	(10)	(9)	(10)	—	(19)
Certificates of deposit<$100,000	386	(415)	(78)	(107)	535	(554)	(34)	(53)
Certificates of deposit>$100,000	16	(189)	(6)	(179)	5	(298)	(1)	(294)
Total interest-bearing deposits	(384)	(1,659)	360	(1,683)	(1,402)	(3,309)	864	(3,847)

Borrowed Funds	685	(492)	(371)	(178)	1,158	(1,146)	(449)	(437)

Total interest expense	301	(2,151)	(11)	(1,861)	(244)	(4,455)	415	(4,284)

Net Interest Income	$(881)	$(218)	$388	$(711)	$(946)	$(1,009)	$822	$(1,133)

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2008	% of Total	2007	% of Total	2008	% of Total	2007	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$178	-1.26%	$155	95.09%	$459	-3.28%	$315	26.47%
Other service charges, commissions and fees	14	-0.10%	20	12.27%	35	-0.25%	45	3.78%
Loan Charges and Fees	47	-0.33%	79	48.47%	179	-1.28%	261	21.93%
Income on bank owned life insurance	91	-0.65%	93	57.06%	276	-1.97%	303	25.46%
Exchange fee income	15	-0.11%	45	27.61%	73	-0.52%	124	10.42%
Unrealized gains (loss) on trading securities	(802)	5.69%	(240)	-147.24%	(987)	7.04%	196	16.47%
Unrealized (loss) on fair value loans	—	0.00%	9	5.52%	1	-0.01%	(76)	-6.39%
(Loss)/gain on sale of fixed assets	(14)	0.10%	—	0.00%	(55)	0.39%	11	0.92%
Gain on the sale of loans	—	0.00%	5	3.07%	—	0.00%	5	0.42%
(Loss) gain on sale of investments	(13,613)	96.66%	(3)	-1.84%	(13,996)	99.86%	6	0.50%
Total non-interest income	(14,084)	100.00%	163	100.00%	(14,015)	100.00%	1,190	100.00%

As a percentage of average earning assets		-10.09%		0.11%		-4.95%		0.41%

Other Operating Expense:

Salaries and employee benefits	2,243	7.28%	2,161	50.69%	7,272	18.22%	7,139	51.45%
Occupancy costs	682	2.21%	698	16.37%	1,988	4.98%	2,214	15.96%
Advertising and marketing costs	127	0.41%	191	4.48%	402	1.01%	675	4.86%
Data processing costs	131	0.43%	178	4.18%	390	0.98%	490	3.53%
Deposit services costs	287	0.93%	346	8.12%	849	2.13%	912	6.57%
Loan servicing costs	62	0.20%	5	0.12%	135	0.34%	26	0.19%
Recovery of undisbursed loan commitments	(2)	-0.01%	(56)	-1.31%	(42)	-0.11%	(115)	-0.83%
Telephone and data communication costs	79	0.26%	79	1.85%	279	0.70%	326	2.35%
Postage	26	0.08%	46	1.08%	83	0.21%	102	0.74%
Legal and accounting costs	101	0.33%	205	4.81%	801	2.01%	597	4.30%
Other professional services	41	0.13%	109	2.56%	174	0.44%	442	3.19%
Directors fees	59	0.19%	66	1.55%	219	0.55%	214	1.54%
Travel and education costs	38	0.12%	74	1.74%	150	0.38%	242	1.74%
Stationery and supplies	45	0.15%	48	1.13%	126	0.32%	193	1.39%
Goodwill Impairment	26,911	87.39%	—	0.00%	26,911	67.42%	—	0.00%
Other	(36)	-0.12%	113	2.65%	178	0.45%	418	3.01%
Total non-interest expense	$30,794	100.00%	$4,263	100.00%	$39,915	100.00%	$13,875	100.00%

As a percentage of average earning assets		21.63%		2.86%		9.34%		3.15%
Net non-interest income/expense as a percentage of average earning assets		31.53%		2.75%		12.62%		2.88%

Efficiency ratio (a)		691.69%		73.68%		257.33%		78.03%

(a)  Represents non-interest expense as a percentage of net interest income and non-interest income excluding realized securities gains and losses.

Table 4 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of
	September 30,		September 30,		December 31,
	2008 (1)		2007 (1)		2007 (1)
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
USDA Agriculture Loans	$1,103	0.24%	$905	0.19%	$897	0.19%

Commercial and Industrial
Revolving Lines of Credit	46,287	10.21%	49,971	10.22%	48,283	10.20%
Other Collateral	34,207	7.54%	33,160	6.78%	35,624	7.52%
Unsecured	6,561	1.45%	10,047	2.06%	13,059	2.76%
Participations	(7,500)	-1.65%	(9,200)	-1.88%	(9,500)	-2.01%
Total Commerical and Industrial Loans	79,555	17.54%	83,978	17.18%	87,466	18.47%

Real Estate Construction:
Acquisition and Land	62,005	13.67%	63,177	12.93%	63,252	13.36%
Single Family Residences	14,926	3.29%	37,459	7.66%	26,866	5.67%
Multi-family	2,603	0.57%	6,625	1.36%	4,599	0.97%
Commerical	38,591	8.51%	67,512	13.81%	52,094	11.00%
Government Guaranteed	4,325	0.95%	8,206	1.68%	6,017	1.27%
Participations	(8,950)	-1.97%	(11,654)	-2.38%	(7,371)	-1.56%
Total Real Estate Construction	113,500	25.04%	171,325	35.06%	145,457	30.73%

Real Estate Term:
Single Family Residences	4,676	1.03%	1,714	0.35%	3,503	0.74%
Multi-family	13,199	2.91%	6,967	1.43%	6,935	1.46%
Commerical	243,763	53.75%	226,253	46.29%	232,024	49.00%
Government Guaranteed	2,226	0.49%	652	0.13%	1,863	0.39%
Participations	(12,746)	-2.81%	(11,986)	-2.45%	(12,917)	-2.73%
Total Real Estate Term	251,118	55.37%	223,600	45.75%	231,408	48.87%

Total Real Estate Loans	364,618	80.40%	394,925	80.80%	376,865	79.59%

Consumer Loans:
Consumer	1,761	0.39%	2,483	0.51%	2,273	0.48%
Home Equity Lines of Credit	6,125	1.35%	6,146	1.26%	5,710	1.21%
Credit Cards and Overdraft Protection	333	0.07%	337	0.07%	259	0.05%
Other	8	0.00%	20	0.00%	44	0.01%
Total Consumer Loans	8,227	1.81%	8,986	1.84%	8,286	1.75%

Total Loans, before allowance	453,503	100.00%	488,794	100.00%	473,514	100.00%

Less:
Allowance for Loan Losses	7,198	1.59%	5,480	1.12%	7,276	1.54%
Net Loans	$446,305		$483,314		$466,238

(1) Deferred fees and costs have been deducted from loan totals.

Table 5 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Allowance at the beginning of the period	$7,241	$5,584	$7,276	$5,430

Charge-offs:
Agricultural	—	—	—	—
Commercial & industrial loans	—	150	98	428
Real estate construction	195	300	1,440	300
Real estate term	—	—	—	—
Consumer loans	—	—	2	7
Total Loans Charged-Off	195	450	1,540	735

Recoveries:
Agricultural	—	—	—	—
Commercial & industrial loans	2	—	5	25
Real estate construction	—	—	—	—
Real estate term	—	—	—	—
Consumer loans	—	—	17	—
Total Loans Recovered	2	—	22	25

Net loan charge offs	(193)	(450)	(1,518)	(710)

Provision charged to expense	150	346	1,440	760

Balance	$7,198	$5,480	$7,198	$5,480

Average loans outstanding during period *	$457,887	$485,102	$462,527	$476,274
Total loans outstanding at end of period *	$453,503	$488,794	$453,503	$488,794

* Deferred fees and costs have been deducted from loan totals

RATIOS
Net Charge-offs to Average Loans (annualized)	0.17%	0.37%	0.66%	0.30%
Allowance for Loan Losses to Gross Loans at End of Period	1.59%	1.12%	1.59%	1.12%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	2.68%	8.21%	21.09%	12.96%
Net Loan Charge-offs to Provision for Loan Losses	128.67%	130.06%	105.42%	93.42%

Table 6 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2008
Total Capital to Risk Weighted Assets
The Bank Holdings	$59,044	12.03%	$39,263	8.00%	NA	NA
Nevada Security Bank	$51,775	10.59%	$39,105	8.00%	$48,881	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$42,856	8.73%	$19,632	4.00%	NA	NA
Nevada Security Bank	$45,650	9.34%	$19,552	4.00%	$29,329	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$42,856	6.94%	$24,697	4.00%	NA	NA
Nevada Security Bank	$45,650	7.59%	$24,053	4.00%	$24,441	5.00%

June 30, 2008
Total Capital to Risk Weighted Assets
The Bank Holdings	$70,219	13.04%	$43,090	8.00%	NA	NA
Nevada Security Bank	$59,177	11.41%	$41,488	8.00%	$51,860	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$63,717	11.83%	$21,545	4.00%	NA	NA
Nevada Security Bank	$52,675	10.16%	$20,744	4.00%	$31,116	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$63,717	10.38%	$25,766	4.00%	NA	NA
Nevada Security Bank	$52,675	8.76%	$24,889	4.00%	$31,112	5.00%

March 31, 2008
Total Capital to Risk Weighted Assets
The Bank Holdings	$67,578	12.96%	$41,702	8.00%	NA	NA
Nevada Security Bank	$58,350	11.44%	$40,791	8.00%	$50,990	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$61,051	11.71%	$20,851	4.00%	NA	NA
Nevada Security Bank	$51,974	10.19%	$20,396	4.00%	$30,593	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$61,051	10.28%	$23,759	4.00%	NA	NA
Nevada Security Bank	$51,974	8.90%	$23,357	4.00%	$29,196	5.00%

December 31, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$69,453	12.77%	$43,496	8.00%	NA	NA
Nevada Security Bank	$57,071	10.97%	$41,632	8.00%	$52,040	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$62,936	11.58%	$32,622	4.00%	NA	NA
Nevada Security Bank	$50,554	9.71%	$20,816	4.00%	$31,224	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$62,936	10.39%	$24,219	4.00%	NA	NA
Nevada Security Bank	$50,554	8.60%	$23,513	4.00%	$29,392	5.00%

Table 7 -QUARTERLY DATA (UNAUDITED)

2008			2007				2006				2005
Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	8971	$9,411	$10,308	$11,076	$11,543	$11,222	$11,342	$10,203	$7,736	$6,916	$6,184	$5,293	$4,643	$3,864	$3,366
Interest Expense	4,062	4,170	4,983	5,465	5,923	5,584	5,992	4,887	3,855	3,274	3,067	2,631	1,964	1,533	1,216
Net interest income	4,909	5,241	5,325	5,611	5,620	5,638	5,350	5,316	3,881	3,642	3,117	2,662	2,679	2,331	2,150

Provision for Loan Losses	150	1,140	150	2,247	346	234	180	175	247	(124)	473	377	292	186	214
Net interest income after Provision for Loan Losses	4,759	4,101	5,175	3,364	5,274	5,404	5,170	5,141	3,634	3,766	2,644	2,285	2,387	2,145	1,936

Non-interest income	(14,084)	151	(82)	232	163	605	422	677	535	249	221	153	376	97	146
Non-interest expenses	30,794	4,535	4,586	4,432	4,263	4,679	4,933	4,102	3,250	3,348	2,882	2,569	2,382	1,967	1,905

Income (Loss) before taxes	(40,119)	(283)	507	(836)	1,174	1,330	659	1,716	919	667	(17)	(131)	381	275	177

Income/(losses) attributable to Minority Shareholders		—	—	1	11	(15)	(24)	159	3	(35)	—	—	—	—	—

Provision (Benefit) for taxes	(5,073)	(308)	(2)	(555)	413	541	226	653	382	33	7	(710)	—	—	—

Net Income (Loss)	$(35,046)	$25	$509	$(282)	$750	$804	$457	$904	$534	$669	$(24)	$579	$381	$275	$177

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	791	(510)	(155)	(179)	(122)	(154)	38	(451)	186	(83)	193	(144)	(88)	266	(225)

Comprehensive Income (Loss)	$(34,255)	$(485)	$354	$(461)	$628	$650	$495	$453	$720	$586	$169	$435	$293	$541	$(48)

Earnings (loss) per common share:
Basic	$(6.01)	$0.00	$0.09	$(0.05)	$0.13	$0.13	$0.08	$0.18	$0.14	$0.20	$(0.01)	$0.18	$0.12	$0.09	$0.06
Diluted	$(6.01)	$0.00	$0.09	$(0.05)	$0.13	$0.13	$0.08	$0.17	$0.13	$0.19	$(0.01)	$0.15	$0.11	$0.09	$0.06

Table 8 - Operating Segment Information

Segment information is divided into the Parent, Bank and non-bank segments.

Non-bank segments includes the Company’s 1031 qualified intermediary companies.

	For the Nine Months Ending					For the Nine Months Ending
	September 30, 2008					September 30, 2007
Condensed Income Statement	Bank	1031	Parent	Eliminations	Consolidated	Bank	1031	Parent	Eliminations	Consolidated
(in thousands - unaudited)

Interest Income	$28,278	$558	$398	$(544)	$28,690	$33,367	$1,351	$243	$(854)	$34,107
Interest Expense	12,673	310	776	(544)	13,215	16,645	678	1,030	(854)	17,499
Provision for Loan Losses	1,440	—	––		1,440	760	––	––		760
Non-interest Income	(7,999)	64	(6,080)		(14,015)	856	132	202		1,190
Non-interest Expense	27,935	772	11,208		39,915	10,926	1,255	1,695		13,876
Net Income/(Loss) before taxes and other	(21,769)	(460)	(17,666)	––	(39,895)	5,892	(450)	(2,280)	––	3,162

Income/(Loss) attributable to minority shareholders	—	—	––		––	––	––	(28)		(28)
Income Taxes/(Benefit)	(2,518)	(169)	(2,696)		(5,383)	2,057	(151)	(727)		1,179

NET INCOME/(LOSS)	$(19,251)	$(291)	$(14,970)	$––	$(34,512)	$3,835	$(299)	$(1,525)	$––	$2,011

Statement of Condition

ASSETS
Cash and Due from Banks	$6,138	$7,748	$77	$(7,616)	$6,347	$9,889	$50,137	$859	$(45,217)	$15,668
Investments
Investments in subsidiaries	—	—	52,868	(52,868)	––	––	––	72,971	(72,971)	––
Investment Portfolio	69,781	692	2,851		73,324	88,076	––	11,813		99,889
Loans (net)	446,305	—	––		446,305	483,314	––	––		483,314
Fixed Assets	6,711	68	118		6,897	7,093	114	144		7,351
Intangibles	4,139	—	––	––	4,139	21,552	––	9,771		31,323
Other Assets	19,035	70	2,152	(53)	21,204	14,949	395	797	(339)	15,802
Total Assets	$552,109	$8,578	$58,066	$(60,537)	$558,216	$624,873	$50,646	$96,355	$(118,527)	$653,347

LIABILITIES
Deposits	461,332	—	––	(299)	461,033	517,162	––	––	(321)	516,841
Borrowing	34,500	—	20,619		55,119	28,500	––	20,619		49,119
Other Liabilities	3,798	8,189	(2,183)	(7,370)	2,434	6,923	49,963	533	(45,235)	12,184
Total Liabilities	499,630	8,189	18,436	(7,669)	518,586	552,585	49,963	21,152	(45,556)	578,144

Shareholders’ equity	52,479	389	39,630	(52,868)	39,630	72,288	683	75,203	(72,971)	75,203

Total Liabilities and Shareholders’ Equity	$552,109	$8,578	$58,066	$(60,537)	$558,216	$624,873	$50,646	$96,355	$(118,527)	$653,347

	For the Nine Months Ending					For the Nine Months Ending
	September 30, 2008					September 30, 2007
Condensed Income Statement	Bank	1031	Parent	Eliminations	Consolidated	Bank	1031	Parent	Eliminations	Consolidated
(in thousands - unaudited)

Interest Income	$8,940	$82	$31	$(82)	$8,971	$11,294	$588	$73	$(412)	$11,543
Interest Expense	3,882	26	236	(82)	4,062	5,691	308	336	(412)	5,923
Provision for Loan Losses	150	—	—		150	346	—	—		346
Non-interest Income	(8,574)	1	(5,511)		(14,084)	353	53	(244)		162
Non-interest Expense	20,227	248	10,319		30,794	3,395	351	517		4,263
Net Income/(Loss) before taxes and other	(23,893)	(191)	(16,035)	—	(40,119)	2,215	(18)	(1,024)	—	1,173

Income/(Loss) attributable to minority shareholders	—	—	—		—	—	—	11		11
Income Taxes/(Benefit)	(2,863)	(81)	(2,129)		(5,073)	754	(4)	(338)		412

NET INCOME/(LOSS)	$(21,030)	$(110)	$(13,906)	$—	$(35,046)	$1,461	$(14)	$(697)	$—	$750

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date:	November 10, 2008	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date:	November 10, 2008	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)