Form 10-K
period 2008-12-31
BANK HOLDINGS
filed 2009-03-31
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One)

Large Accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

For the year ending December 31, 2008 the Registrant’s revenues were $21,513,000.  As of June 30, 2008 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non — affiliates of the Registrant was approximately $23.0 million based on the NASDAQ closing price on that date of $6.30 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.  The number of shares of Common Stock of the registrant outstanding as of March 2, 2009 was 5,794,179 par value $0.01.

Documents Incorporated by Reference:

Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed with Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

This Annual Report and Form 10-K may be deemed to include forward looking statements, which management believes are a benefit to shareholders.  These forward looking statements describe management’s expectations regarding future events and developments such as future operating results, changes in volumes of loans and deposits, continued success of the Company’s style of banking and providing financial services and the strength or weakness of the local economies.  The word “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements.  Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially and adversely.  In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities:  (1) local, national, and international economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets;  (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources;  (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged; and (7) the Company’s inability to realize the efficiencies it expects to receive from its investments in personnel and infrastructure.

ITEM 1.     BUSINESS

The Company

The Bank Holdings

The Bank Holdings (the “Company”) is a bank holding company incorporated in Nevada on January 17, 2003 and registered under the Bank Holding Company Act of 1956, as amended.  We conduct banking operations through our principal subsidiary, Nevada Security Bank (the “Bank”), a Nevada state-chartered commercial bank which also operates in northern California under the name Silverado Bank.  We and Nevada Security Bank are both headquartered in Reno, Nevada at 9990 Double R Boulevard.  We acquired all of the outstanding shares of Nevada Security Bank on August 29, 2003.  On November 6, 2006, the Company acquired through merger NNB Holdings, Inc. in Reno, Nevada and its subsidiary bank Northern Nevada Bank whose branches became part of Nevada Security Bank.

During the first quarter of 2006, the Company acquired two qualified intermediary (the “QI”) companies, Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and 75% of Granite Exchange, Inc., which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  In January 2007 the Company acquired an additional 5% of Granite Exchange, Inc. from one of its minority shareholders, which increased the Company’s ownership to 80% and allowed the Company to include Granite Exchange in its consolidated tax returns.  Effective February 1, 2008 the Company acquired the remaining 20% of Granite Exchange at a predetermined cost of approximately $1.0 million and is now the sole owner.  The Company closed the Rocky Mountain Exchange office located in Bozeman, Montana effective July 31, 2008 and as a result the Company recorded an impairment charge to goodwill in the amount of $120,000 during the third quarter of 2008.  Granite Exchange is headquartered in Roseville, California.  Qualified intermediaries select the financial institution to hold depositor accounts created as part of the exchange transactions.  The exchange balances deposited into the Bank should increase the Bank’s core deposits, decrease the Bank’s loan to deposit ratio, and support future loan growth.  These subsidiaries have been consolidated on the Company’s books.

The Company’s other direct subsidiaries are The Bank Holdings Statutory Trust I, a Connecticut statutory trust which was formed in November, 2005 solely to facilitate the issuance of variable rate capital trust pass through securities, and NNB Holdings Statutory Trust I, which was formed in June 2005 as a subsidiary of NNB Holdings, Inc. and was acquired by the Company in the merger with NNB Holdings, Inc.  NNB Holdings Statutory Trust I is a Delaware Statutory Trust also formed to facilitate the issuance of capital trust pass through securities.  The additional regulatory capital generated through the securities has enabled the Company to follow previously established expansion plans without an impairment of risk-based capital ratios.  Pursuant to FASB Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), The Bank Holdings Statutory Trust I and NNB Holdings Statutory Trust I are not reflected on a consolidated basis in the financial statements of the Company.

At December 31, 2008 The Bank Holdings and its QI subsidiaries have five full and part-time employees who were not also employees of Nevada Security Bank.  The Company exists primarily for the purpose of holding the stock of the Bank and of other such subsidiaries it may acquire or establish.  References herein to the “Company” include the Company and its consolidated subsidiaries, unless the context indicates otherwise.

The Company’s stock is traded on the NASDAQ Stock Market under the symbol TBHS, and as such, the Company is subject to NASDAQ rules and regulations including those related to corporate governance.  The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”).  The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s common stock and short-swing profits rules promulgated by the SEC under Section 14 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

Historically the Company’s strategy has been to profitably grow its business through internal growth and selective acquisitions.  During 2008 and forward into 2009, our strategy is one of retrenchment, consolidation, monitoring credit quality and weathering the financial storm that has roiled the financial markets locally, regionally and nationwide.  At December 31, 2008, the Company had consolidated assets of $556 million, gross loans of $441.2 million, deposits of $466.0 million and shareholders equity of $37.2 million.

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

The 1031 Division

During March 2006, the Federal Reserve Board approved the Company’s acquisition of Rocky Mountain Exchange (formerly Big Sky Property Exchange) of Bozeman, Montana, which was closed July 31, 2008 and Granite Exchange Inc., of Roseville, California.  These companies are qualified intermediaries under Section 1031 of the Internal Revenue Code.  The website for Granite Exchange is www.ges1031.com.  Granite currently has two fulltime equivalent employees.

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

The theory behind Section 1031 is that when a property owner has reinvested the sales proceeds into another property, the economic gain has not been realized in a way that generates funds to pay any tax.  This means that the taxpayers investment is still the same, only the form has changed (e.g. from a rental house to a rented six-unit apartment building).  Therefore, it would be unfair to force the taxpayer to pay tax on a “form, not substance”, transfer.  These like-kind exchanges under Section 1031 are tax deferred, not tax-free.  When the replacement property is ultimately sold, not as part of another exchange, the original deferred gain plus any additional gain realized since the purchase of the replacement property, is subject to tax.

The Company, through its 1031 Division, places funds that may be generated from such transactions in the subsidiary bank or in other financial institutions where at least a portion of such funds are guaranteed by FDIC insurance.  Such funds are of a short term (less than 180 days until maturity) nature and are traditionally characterized as savings or money market deposits.

The address of the Company’s 1031 QI is contiguous with our Roseville branch office at:

Granite Exchange:	2270 Douglas Blvd., Suite 200
Roseville, California 95661
(877) 937-1031
Purchased: March 28, 2006

The Bank

Nevada Security Bank

Nevada Security Bank was incorporated under the laws of the State of Nevada on February 26, 2001, was licensed by the Nevada Commissioner of Financial Institutions, and commenced operations as a Nevada state-chartered bank on December 27, 2001.  The Bank’s website is: www.nevadasecuritybank.com.

Nevada Security Bank (“NSB”) operates from its head office in Reno, Nevada.  Additional Reno branches are Moana and MaeAnne.  The Bank also has branch offices in Carson City and Incline Village, Nevada as well as Roseville and Rancho Cordova, California.  The Bank formerly had a temporary branch in Sparks, Nevada which was closed in March, 2008.  Incline Village is located on the north shore of Lake Tahoe, Nevada, approximately 25 miles south of Reno, Nevada.  Roseville and Rancho Cordova are located in the Sacramento, California environs about 124 miles southwest of Reno, Nevada. These California branches are separately branded as Silverado Bank, a division of NSB.  Silverado Bank also focuses on government guaranteed loans through the Small Business Administration or SBA.  The addresses of our locations are as follows:

Northern Nevada

Main Office:	9990 Double R Boulevard	Incline Village:	910 Tahoe Boulevard, Suite 101
	Reno, Nevada 98521		Incline Village, Nevada 89451
	(775) 853-8600		(775) 832-8100
	Date of opening: 12/27/01		Date of opening: 3/6/02

MaeAnne Reno:	1680 Robb Drive	Carson City:	3120 Highway 50 East #1
	Reno, Nevada 89523		Carson City, NV 89701
	(775) 746-9800		(775) 687-2323
	Date of opening: 10/11/04		Date of Opening: 5/9/05

Moana Reno:	3490 So. Virginia St.	Operations Center Reno:	5450 Riggins Court #5
	Reno, Nevada 89502		Reno, Nevada
	(775) 689-6555		(775) 689-6575
	Date of Opening: 10/23/00		Date of Opening: 8/11/00

Northern California

Roseville:	2270 Douglas Blvd., Ste 220	Rancho Cordova:	2865 Sunrise Blvd. Ste 100
	Roseville, California 95661-4239		Rancho Cordova, CA 95742
	(916) 787-1900		(916) 288-1500
	Date of opening: 3/18/05		Date of opening: 6/4/07

As an independent community oriented commercial bank, Nevada Security Bank offers a full range of consumer and commercial banking services primarily to the business and professional community and individuals located in two primary areas: Washoe and Douglas Counties and Carson City in Nevada and Placer and Sacramento Counties in California.  Nevada Security Bank has a full complement of lending activities, including commercial and industrial, real estate construction, real estate mortgage, as well as agricultural and consumer loans with particular emphasis on short and medium-term obligations.  Nevada Security Bank’s loan portfolio is not concentrated in any one industry, although approximately 80% of Nevada Security Bank’s loans are secured by real estate which has not significantly changed over the past three years.  A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate.

As of December 31, 2008, the principal areas in which we directed our lending activities and the percentage of our total loan portfolio for which each of those areas was responsible were as follows:  (i) loans secured by real estate 80.2%; (ii) commercial and industrial (including USDA) loans, 18.0%; and (iii) consumer loans 1.9%.  See Appendix 6 for further information.

Nevada Security Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, health savings accounts, interest-bearing negotiable order of withdrawal accounts, money market accounts and time certificates of deposit.  Most of Nevada Security Bank’s deposits are attracted from individuals and from small and medium-sized business-related sources.  Its deposits are insured under the Federal Deposit Insurance Act up to applicable limits and subject to regulations by that federal agency.  The Bank is subject to periodic examinations of its operations and verification of compliance with applicable laws and regulations issued by the FDIC and the Nevada Financial Institutions Division.

As of December 31, 2008 the Bank had 9,431 deposit accounts with balances totaling approximately $466.0 million, and as of December 31, 2007 there were reported 7,512 deposit accounts with balances totaling approximately $451.3 million, compared to 9,512 deposit accounts with balances totaling approximately $447.0 million at December 31, 2006.  After the data conversion in December, 2006 to accommodate the purchase of Northern Nevada Bank, the Company purged closed and zero balance accounts which led to a reduction of 3,807 deposit accounts that were reported open as of December 31, 2006.  We attract deposits through our customer oriented product mix, competitive pricing, and convenient locations where all are provided with the highest level of customer service.  Further, we offer shared ATM and point-of-sale (POS) networks to allow customer access to national and international funds transfer networks, as well as remote capture devices to speed customer deposit funding efficiency.

In addition to the loan and deposit services, Nevada Security Bank also offers a wide range of specialized services designed to attract and meet the needs of commercial customers and personal account holders.  These services include cashiers’ checks, travelers’ checks and foreign drafts.  Nevada Security Bank does not operate a trust department; however, it had, prior to December 31, 2008, made an arrangement with a private trust company to offer trust services to its customers on request.  It is uncertain at this time whether such an arrangement may be made with another local trust company during 2009.  Most of Nevada Security Bank’s business originates from within Washoe and Douglas Counties and Carson City, Nevada; however, the six counties which comprise the Sacramento, California SMSA provide a substantial source of additional business through Silverado Bank, a division of Nevada Security Bank. Neither Nevada Security Bank’s business nor liquidity is seasonal, and there have been no material effects upon Nevada Security Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

The Company

The Company has not engaged in any material research activities relating to the development of new products or services during the last two fiscal years, however, a substantial investment of time and intellectual capital has been directed to the improvement of existing Bank services during the last twenty-four months.  Further, the officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, among which are “no service charge checking”, online accounts opening, electronic lock-box and more comprehensive electronic banking capabilities (such as mobile banking) to enable the Bank to retain and improve its competitive position in its service areas.  During 2007 the Bank implemented remote deposit capture and grew the business to over 40 customers with balances in excess of $20 million.  Other alternatives for future electronic banking delivery systems are currently being evaluated in an effort to keep pace with evolving technology and to continue to provide superior service to our various individual customers and entities.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or cities in which we conduct business), franchises or concessions.  We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor are a material portion of our loans concentrated within a single industry or group of related industries except as noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The amounts expended in compliance with new government and regulatory initiatives related to anti-terrorism, corporate responsibility, and customer privacy have substantially increased over the past few years, and the amount specifically related to Sarbanes-Oxley Section 404 compliance is anticipated to moderate during 2009 and subsequent years due to our heavy involvement in compliance during the past two years.

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

Our business strategy is to increase shareholder and franchise value by continuing to expand our geographic footprint through new branches, regional and/or loan production offices, and/or strategic acquisitions as they may become available. We expect to achieve these goals with our core group of experienced bankers, meeting the needs of our constituent shareholder, customer, and employee groups. This will be accomplished by understanding our customers’ needs and expectations and addressing each of them in a focused and responsive fashion on a timely basis.

Further, we expect to constantly refine and redefine our asset and liability portfolios through growth and product line diversification, increase our base of higher yielding assets as the economic cycle changes, and improve our efficiency ratio as we leverage our knowledge base, personnel and economic capital.

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

Nevada Security Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are much larger than Nevada Security Bank.  As of June 30, 2008, the most recent date for which data is available from the FDIC, there were 94 banking offices, including 53 offices of three major chain banks (Bank of America, US Bank and Wells Fargo), operating within Nevada Security Bank’s primary market area in Washoe County.  These three major chain banks were reported to have held 14.1% of the deposits in Washoe County at June 30, 2008. Further, the single Charles Schwab Bank NA office alone holds an additional 74.6% or $19.9 billion of the county’s reported total deposits. Realistically, Schwab Bank is an accumulator of funds for the related brokerage firm, and locally reported deposits are not generated from a local customer base.  Nevada Security Bank’s share of such market at that date was reported to be 1.46% of the county’s $26.7 billion deposit base (5.74% exclusive of Schwab), as compared to 2.34% of the county’s $18.7 billion deposit base on June 30, 2007 (6.24% exclusive of Schwab), and compared to 1.78% of the county’s $15.2 billion deposit base at June 30, 2006.  At June 30, 2008 the Bank was the largest independent bank headquartered in northern Nevada.  Of the $8.0 billion change in the county’s deposit base between June 30, 2007 and 2008, $8.2 billion or 103% was represented by the Schwab office.

There has been increased competition for deposit and loan business over the last several years as a result of deregulation.  Many of the major commercial banks operating in Nevada Security Bank’s market areas offer certain services, such as trust and international banking services, which Nevada Security Bank does not offer directly.  Additionally, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.  At December 31, 2008, the legal lending limit for Nevada Security Bank was approximately $14.8 million.

To a great extent, the super-regional state banks and multi-state chain banks also have the advantage of geographically diffused name recognition and may actively pursue wide-ranging advertising campaigns and branding tactics, which are not available to a local community institution due to economies of scale.

Further, other competitors have entered banking markets with focused products targeted at specific highly profitable customer segments.  Many competitors are able to compete across geographic boundaries that are blocked to us and provide customers with alternatives to traditional banking services and nearly all significant products.  These competitive trends are likely to continue.

In addition to competition from insured depository institutions, principal competitors for deposits and loans have been mortgage companies, insurance companies, investment brokerage houses, credit card companies and even retail establishments offering investment vehicles such as mutual funds, annuities and money market funds, as well as traditional bank-like services such as check access to money market funds or cash advances on credit card accounts. Further, the advent of prepaid credit, gift, and loyalty cards, as well as re-loadable prepaid cards with which a consumer may delay purchase, have come into active use and have drained deposits from the banking system.

In order to compete with the other financial institutions in its principal marketing areas, Nevada Security Bank relies principally upon local marketing and promotional activities, personal contacts by its officers, directors and employees, and close connections within its communities.

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

The Bank’s full complement of lending products includes commercial lines of credit and term loans, credit lines to individuals, checking overdraft credit lines, commercial loans, SBA loans, equipment loans, accounts receivable financing and real estate and construction loans. The Bank offers attractive and competitive programs for lot loans, owner-builders of personal residences, and commercial term real estate loan financing.  Consumer loans offered include auto loans, home improvement loans, and home equity lines of credit.  To accommodate borrowers with loan requests which exceed the Bank’s legal lending limit, the Bank has established participation arrangements with correspondent banks to facilitate approval and funding.  The Bank does not pursue subprime lending opportunities.  Management has hired a professional and competent lending staff comprised of numerous commercial and real estate lenders with substantial years of knowledge, experience and expertise in the northern Nevada and northern California markets.  These individuals have expertise in consumer, real estate and commercial lending, in addition to current knowledge of government lending programs, and all areas of deposit management facilities.  When competing one-on-one with the chain banks, we feel our strength lies in our capabilities at the individual level.

The Bank offers other services including an internet banking alternative, cash management, remote deposit capture, credit cards, wire transfers, ATM networks, night depository facilities, safe deposit boxes, etc.  All services stress convenient, personal attention and efficient, timely presentation for the Bank’s clientele base.

In certain instances, we can also make available certain services from correspondent banks, while we also provide technological alternative delivery channels available through our website and the ever-present capabilities of our well-seasoned and capable staff.

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

Employees

As of December 31, 2008, the Company had 99 employees. Of these, Nevada Security Bank had 94 employees, the 1031 division had four and the parent had one full time employee.  On a full-time equivalent basis, the Company’s staff level was 98.5 at December 31, 2008, as compared to 118.1 at December 31, 2007 and 115.7 at December 31, 2006.  Staff has been reduced through attrition during 2008, a circumstance that is likely to continue during 2009.  None of our employees is represented by a union or covered by a collective bargaining agreement.  Management of the Company believes its employee relations are satisfactory.

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

The Company

The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which require the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”).  The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s Common Stock and short—swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

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

The Company, its qualified intermediary exchange companies and Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act.  This means, for example, that there are limitations on loans by the Bank to affiliates and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.

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

The Bank

As a Nevada state—chartered bank whose interest bearing accounts are insured by the FDIC up to a maximum of $250,000 per depositor and whose demand accounts and interest bearing checking accounts are fully insured by the FDIC if they are being paid an interest rate less than 0.05% under statute until December 31, 2009, the Bank is subject to regulation, supervision and regular examination by the Nevada Financial Institutions Division (the “FID”) and the FDIC.  In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board.  The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.  Supervision, legal action and examination of the Bank by the FID and FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities.  As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to stimulate growth and combat recession) by its open market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and interest rates paid on deposits.  The nature and impact of changes in monetary policies during late 2008 and early 2009 have been major and precipitous.  The nature of any future changes in monetary policies, given the extreme uncertainties in the international and national economies, is uncertain and cannot be reasonably predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy.  The Bank and the Company at December 31, 2008 exceeded all regulatory minimums.  Those regulations incorporate both risk-based and leverage capital requirements.  Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies they regulate, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The following items are defined as core capital elements:  (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interest in the equity of consolidated subsidiaries.  Supplementary capital elements include:  (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2008 and 2007, the Bank was “well-capitalized” by regulatory standards and the Bank’s Total Risk-Based Capital ratios were 10.58% and 10.97%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.33% and 9.71%, respectively.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement risk-based capital guidelines.  Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans; federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant.  The Bank’s Tier 1 Capital to Average Assets (Leverage Capital Ratio) was 7.94% and 8.60% on December 31, 2008 and 2007 respectively.  As of December 31, 2008, the Company’s leverage capital ratio was 8.89%, as compared to 10.39% at December 31, 2007.  Both of these ratios exceeded regulatory minimums.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.  Risk—based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories:  “well—capitalized” (Total Risk—Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk—Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4% or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk—Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; and Leverage Ratio of less than 4% or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk—Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; and Leverage Ratio of less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%).  A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations.  For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.”  Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any).  “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval.  Even more severe restrictions apply to critically undercapitalized banks.  Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution—affiliated” parties.

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

Premiums for Deposit Insurance

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  The DIF was formed March 31, 2006 upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005.  The Act established a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (“DRR”).  The current target DRR is 1.25%.  However, the Act has eliminated the restrictions on premium rates based on the DRR and grants the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

The FDIC regulations also implement a risk—based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk category.  Under this system, the FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Within the lowest risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings and certain financial ratios (for most institutions) and long-term debt issuer ratings (for large institutions that have such a rating).

The capital group assignments are made quarterly based on data reported in an institution’s Report of Income and Condition (Call Reports).  The supervisory group assignments are made based on the consideration of supervisory evaluations provided by the institution’s primary federal regulator.  The supervisory evaluations include the results of examination findings by the primary regulator, as well as other information the primary regulator determines to be relevant.  In addition, the FDIC will take into consideration such other information (such as state examination findings, if appropriate) as it determines to be relevant to the institution’s financial condition and the risk posed to the Deposit Insurance Fund.  There are three supervisory groups: Group A, Group B and Group C.  Group A consists of financially sound institutions with only a few minor weaknesses and generally corresponds to the primary federal regulator’s composite rating of “1” or “2.”  Group B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the DIF.  This group assignment generally corresponds to the primary federal regulator’s composite rating of “3.”  Group C consists of institutions that pose a substantial probability of loss to the DIF unless effective corrective action is taken.  This group assignment generally corresponds to the primary federal regulator’s composite rating of “4” or “5.”

For the year ended December 31, 2008, the base assessment rates (expressed as cents per $100 of deposits) were as follows:

Supervisory Group
Capital Group	A	B	C
Well Capitalized	I 5-7	II 10	III 28
Adequately Capitalized
Undercapitalized	III 28		IV 43

On December 16, 2008, the FDIC adopted a final rule increasing assessments of insured institutions for the first quarter of 2009.  The FDIC assessments are due quarterly from insured institutions.  Rates are determined after the end of each quarter and collected at the end of the following quarter.  The rate charged varies based on an institution’s risk.  The increase is seven basis points for each category, so that the assessments (which are currently between 5 and 43 basis points) will span between 12 and 50 basis points for the first quarter of 2009.

All FDIC-insured depository institutions must also pay an annual assessment to pay interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation.  FDIC-insured depository institutions paid approximately 1.10 to 1.14 cents per $100 of assessable deposits in 2008.  The FDIC established the FICO assessment rate effective for the first quarter of 2009 at approximately 1.14 cents annually per $100 of assessable deposits.

On February 27, 2009 the FDIC Board of Directors adopted an interim rule that will impose a special assessment of 20 basis points for all insured institutions, and implement changes to the risk-based assessment system adopted in December.  The special assessment will be calculated for the quarter ending June 30, 2009 and will be collected on September 30, 2009.  The rule allows for an additional 10 basis point assessment after June 30th, should the Board of Directors find it necessary.

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

Interstate Banking and Branching

The Riegle — Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization.  However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting—out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

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

The changes effected by the Interstate Banking Act have increased competition in the environment in which the Bank operates to the extent that out—of—state financial institutions directly or indirectly enter the Bank’s market areas.  In addition, it appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry.  While many large out-of-state banks have already entered the Nevada market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the Company and the competitive environment in which they operate.

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

Sarbanes-Oxley Act

During July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002.  The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit.  The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services.  It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent.  The Sarbanes-Oxley Act further requires the chief executive officer and the chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

In addition, the Sarbanes-Oxley Act requires officers to forfeit specific bonuses and profits under certain circumstances.  Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirement under the securities laws, the chief executive officer and the chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

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

The Sarbanes-Oxley Act also prohibits insider transactions in the company’s stock held within its pension plans during lock out periods, and any profits on such insider transactions are to be disgorged.  In addition, there is a prohibition of company loans to its executives, except in certain circumstances.  The Sarbanes-Oxley Act also provides for a mandated internal control report and assessment with the annual report and an attestation and a report on such report by the company’s auditor.  The SEC also requires the issuance of a code of ethics for senior officers of the company.  Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

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

Transactions with Affiliates

There are various restrictions on the ability of The Bank Holdings and its non-bank subsidiaries to borrow from and engage in certain other transactions with, Nevada Security Bank.  In general, Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W require that any “covered transactions” of Nevada Security Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of The Bank Holdings Company or its non-bank subsidiaries, to 10% of Nevada Security Bank’s capital stock and surplus, and, as to The Bank Holdings and all such non-bank subsidiaries in the aggregate, to 20% of Nevada Security Bank’s capital stock and surplus.  “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, extensions of credit and other transactions between Nevada Security Bank and The Bank Holdings or one of its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to Nevada Security Bank as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Source of Strength Doctrine

Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks.  Under this policy, The Bank Holdings is expected to commit resources to support Nevada Security Bank, including at times when The Bank Holdings may not be in a financial position to provide such resources.  Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks.  The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulatory Capital Treatment of Equity Investments

In December of 2001 and January of 2002, the OCC, the FRB and the FDIC adopted final rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies.  The final rules became effective on April 1, 2002.  The new capital requirements applied symmetrically to equity investments made by banks and their holding companies in non-financial companies under the legal authorities specified in the final rules.  Among others, these included the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies (“SBICs”) granted by the Small Business Investment Act.  Covered equity investments were subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization’s level of concentration in equity investments increases.  The highest marginal charge specified in the final rules required a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization’s Tier 1 capital.  Equity investments through SBICs are exempt from the new charges to the extent such investments in the aggregate do not exceed 15 percent of the banking organization’s Tier 1 capital.  The new charges would not apply to individual investments made by banking organizations prior to March 13, 2000.  Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

USA Patriot Act

The terrorist attacks in September 2001 have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions.  On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”).

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”).  IMLA authorized the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions.  These measures included enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA required each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country.  In addition, IMLA contained a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  IMLA expanded the circumstances under which funds in a bank account may be forfeited and required covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  IMLA also amended the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.  IMLA became effective July 23, 2002.

Merchant Banking Investments

The FRB and the Secretary of the Treasury in January 2001 jointly adopted a final rule governing merchant banking investments made by financial holding companies.  The rule implemented provisions of the Gramm-Leach-Bliley Act discussed above that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity.  The rule provided that a financial holding company may not, without FRB approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds:

•                                          30 percent of the Tier 1 capital of the financial holding company, or

•                                          after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company

Amendments to Regulation H and Y for Trust Preferred Securities

The Federal Reserve Board issued a final rule on March 1, 2005 that amended Regulation H and Regulation Y to limit restricted core capital elements (including trust preferred securities) which count as Tier 1 capital to 25 percent of all core capital elements, net of goodwill, less any associated deferred tax liability.  Internationally active bank holding companies, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, are subject to a 15 percent limit, but they may include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  The final rule provided a five-year transition period ending March 31, 2009 for application of the quantitative limits.

On November 3, 2005, the Company and its newly formed Connecticut statutory trust subsidiary, The Bank Holdings Statutory Trust I (the “Trust”), entered into a purchase agreement pursuant to which it was agreed that the Trust would issue $15 million of floating interest rate trust preferred securities (the “Trust Preferred Securities”) to Merrill Lynch International.   The Trust Preferred Securities were issued and sold in a private placement exempt from registration under the Securities Exchange Act of 1933, as amended.

The Trust Preferred Securities are redeemable at the Company’s option on or after December 15, 2010.  In addition, the Trust Preferred Securities require quarterly distributions of interest by the Trust to the Holders of the Trust Preferred Securities at a floating rate equal to the three month London Inter-Bank Offered Rate (“LIBOR”) plus 1.42%, which rate thereafter will be reset until maturity.

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

Financial Services Regulatory Relief Act of 2006

In October 2006, President Bush signed the Financial Services Regulatory Relief Act of 2006 into law (the “Relief Act”). The Relief Act amended several existing banking laws and regulations, eliminated some unnecessary and overly burdensome regulations of depository institutions and clarified several existing regulations. The Relief Act, among other things, (i) authorized the Federal Reserve Board to set reserve ratios; (ii) amends national bank regulations relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to such issues as loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. We do not expect that our business, expenses, or operations will be significantly impacted by this legislation.

FDIC Reform Act

On February 8, 2006, President Bush signed The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) into law. The Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which the President signed into law on February 15, 2006, contained necessary technical and conforming changes to implement deposit insurance reform, as well as a number of study and survey requirements. The Reform Act provided for the following changes:

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

•                  Establishing a range of 1.15 to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).

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

The Federal Reserve Board in February 2006 approved a final rule that expands the definition of a small bank holding company under its Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies. The policy statement facilitates the transfer of ownership of small community banks by permitting debt levels at small bank holding companies that are higher than what would typically be permitted for larger small bank holding companies. In its revisions to the Policy Statement, the Federal Reserve Board raised the small bank holding company asset size threshold from $150 million to $500 million and amended the related qualitative criteria for determining eligibility as a small bank holding company for the purposes of the policy statement and the capital guidelines.

The FDIC finalized its interim final rule, with changes, that amended its deposit insurance regulations to implement applicable revisions to the Federal Deposit Insurance Act made by the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005. The final rule provided for consideration of inflation adjustments to increase the current standard maximum deposit insurance amount of $100,000 on a five-year cycle beginning in 2010; increases the deposit insurance limit for certain retirement accounts from $100,000 to $250,000, also subject to inflation adjustments; and provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits. The final rule was effective on October 12, 2006.

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

The federal financial regulatory agencies in December 2006 issued a new interagency policy statement on the allowance for loan and lease losses (ALLL) along with supplemental frequently asked questions. The policy statement revised and replaced a 1993 policy statement on the ALLL. The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions. The policy statement has also been revised to conform to generally accepted accounting principles (GAAP) and post-1993 supervisory guidance. The 1993 policy statement described the responsibilities of the boards of directors, management, and banking examiners regarding the ALLL; factors to be considered in the estimation of the ALLL; and the objectives and elements of an effective loan review system, including a sound credit grading system. The policy statement reiterated that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

The policy statement also restated that insured depository institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio, and that estimates of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. The policy statement stated that prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate.

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation in December 2006 issued final guidance on sound risk management practices for concentrations in commercial real estate lending. The agencies observed that the commercial real estate is an area in which some banks are becoming increasingly concentrated, especially with small- to medium- sized banks that face strong competition in their other business lines. The agencies support banks serving a vital role in their communities by supplying credit for business and real estate development. However, the agencies were concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance provided supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny, but such criteria are not limits on commercial real estate lending.

Recent Legislation and Other Changes

Federal and state laws affecting banking are enacted from time to time, and similarly federal and state regulations affecting banking are also adopted from time to time.  The following include some of the recent laws and regulations affecting banking.

Emergency Economic Stabilization Act of 2008

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Troubled Asset Relief Program Capital Purchase Program

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase preferred or common stock, depending on the institution. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On October 31, 2008, the Company announced that it would apply for funds available through the TARP Capital Purchase Program.  However, as of February 28, 2009, while the Company has been in ongoing discussions with the FDIC, it had not yet received notification from the U.S. Treasury that its application for the TARP Capital Purchase Program funds had been approved or denied.  Further, new measures have been adopted and further legislative considerations are underway that have materially changed the Company’s perception of the value of the TARP Capital Purchase Program and its participation.  Our request was based on the conservatorship of the Government Sponsored Enterprises (GSE’s) Fannie Mae (FNMA) and Freddie Mac (FHLMC) and Congressman Barney Frank’s insertion of a provision in the TARP Capital Purchase Program bill “to give special consideration to banks that had less than $1 billion of assets, had been well-capitalized as of June 30, served low and moderate income areas, and had taken a capital hit in the seizure of Fannie Mae and Freddie Mac.”

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 4, 2008, the Company elected to participate in the second guarantee program mentioned above, that provides full FDIC deposit insurance coverage until December 31, 2009 for non-interest bearing transaction deposit accounts, NOW accounts and IOLTA accounts.

American Recovery and Reinvestment Act

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted to provide stimulus to the struggling US economy.  ARRA authorizes spending of $787 billion, including about $288 billion for tax relief, $144 billion for state and local relief aid, and $111 billion for infrastructure and science.  In addition, ARRA includes additional executive compensation restrictions for recipients of funds from the US Treasury under the Troubled Assets Relief Program of the Emergency Economic Stimulus Act of 2008 (“EESA”).  The provisions of EESA amended by the ARRA include (i) expanding the coverage of the executive compensation limits to as many as the 25 most highly compensated employees of a TARP funds recipient and its affiliates for certain aspects of executive compensation limits and (ii) specifically limiting incentive compensation of covered executives to one-third of their annual compensation which is required to be paid in restricted stock that does not vest until all of the TARP funds are no longer outstanding (note that if TARP warrants remain outstanding and no other TARP instruments are outstanding, then such warrants would not be considered outstanding for purposes of this incentive compensation restriction.  In addition, the board of directors of any TARP recipient is required under EESA, as amended to have a company-wide policy regarding excessive or luxury expenditures, as identified by the Treasury, which may include excessive expenditures on entertainment or events; office and facility renovations; aviation or other transportation services; or other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives, or other similar measures conducted in the normal course of the business operations of the TARP recipient.

EESA, as amended by ARRA, provides for a new incentive compensation restriction for financial institutions receiving TARP funds.  The number of executives and employees covered by this new incentive compensation restriction depends on the amount of TARP funds received by such entity.  For community banks that have or will receive less than $25 million, the new incentive compensation restriction applies only to the highest paid employee. This new incentive compensation restriction prohibits a TARP recipient from paying or accruing any bonus, retention award, or incentive compensation during the period in which any TARP obligation remains outstanding, except that such prohibition shall not apply to the payment of long-term restricted stock by such TARP recipient, provided that such long-term restricted stock (i) does not fully vest during the period in which any TARP obligation remains outstanding, (ii) has a value in an amount that is not greater than 1/3 of the total amount of annual compensation of the employee receiving the stock; and (iii) is subject to such other terms and conditions as the Secretary of the Treasury may determine is in the public interest.  In addition, this prohibition does not prohibit any bonus payment required to be paid pursuant to a written employment contract executed on or before February 11, 2009, as such valid employment contracts are determined by the Treasury.

EESA was amended by ARRA to also provide additional corporate governance provisions with respect to executive compensation including the following:

•                  Establishment of Standards - During the period in which any TARP obligation remains outstanding, each TARP recipient shall be subject to the standards in the regulations issued by the Treasury with respect to executive compensation limitations for TARP recipients, and the provisions of section 162(m)(5) of the Internal Revenue Code of 1986, as applicable (nondeductibility of executive compensation in excess of $500,000).

•                  Compliance With Standards - The Treasury is required to see that each TARP recipient meet the required standards for executive compensation and corporate governance.

•                  Specific Requirements for the Required Standards -

•                  Limits on compensation that exclude incentives for senior executive officers of the TARP recipient to take unnecessary and excessive risks that threaten the value of the financial institution during the period in which any TARP obligation remains outstanding.

•                  A clawback requirement by such TARP recipient of any bonus, retention award, or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of the TARP recipient based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate.

•                  A prohibition on such TARP recipient making any golden parachute payment to a senior executive officer or any of the next 5 most highly-compensated employees of the TARP recipient during the period in which any TARP obligation remains outstanding.

•                  A prohibition on any compensation plan that would encourage manipulation of the reported earnings of such TARP recipient to enhance the compensation of any of its employees.

•                  A requirement for the establishment of an independent Compensation Committee that meets at least twice a year to discuss and evaluate employee compensation plans in light of an assessment of any risk posed to the TARP recipient from such plans.  For a non SEC company that is a TARP recipient that has received $25,000,000 or less of TARP assistance, the duties of the compensation committee may be carried out by the board of directors of such TARP recipient.

In addition, EESA as amended by ARRA provides that for any TARP recipient, its annual meeting materials shall include a nonbinding shareholder approval proposal of executive compensation for shareholders to vote.  The SEC is to establish regulations to implement this provision.  In addition, shareholders are allowed to present other nonbinding proposals with respect to executive compensation.

US Treasury and Financial Regulatory Agency Programs

On February 10, 2009, the U. S. Treasury, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision are announced a comprehensive set of measures to restore confidence in the strength of U.S. financial institutions and restart the critical flow of credit to households and businesses.  This program is intended to restore the flows of credit necessary to support recovery.

The core program elements include:

•                  A new Capital Assistance Program to help ensure that our banking institutions have sufficient capital to withstand the challenges ahead, paired with a supervisory process to produce a more consistent and forward-looking assessment of the risks on banks’ balance sheets and their potential capital needs.

•                  A new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, to catalyze the removal of legacy assets from the balance sheets of financial institutions. This fund will combine public and private capital with government financing to help free up capital to support new lending.

•                  A new Treasury and Federal Reserve initiative to dramatically expand — up to $1 trillion — the existing Term Asset-Backed Securities Lending Facility (TALF) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others.

•                  An extension of the FDIC’s Temporary Liquidity Guarantee Program to October 31, 2009. A new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank, our qualified intermediary companies and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the Nevada legislature, the California and Montana legislatures and other governmental bodies in the future.  Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject the Company to increased regulation, disclosure, and reporting requirements.  In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation.  It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

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

We are subject to certain of the informational requirements of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.  In accordance with the Exchange Act, we file annual and quarterly reports and other information with the Securities and Exchange Commission or SEC.  Copies may be obtained at the prescribed rates from the public reference room maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C.  20549 and be inspected without charge and copied at the prescribed rates at the SEC’s regional office at Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661.  The public may also obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  An electronic version of our filings may be viewed at the SEC’s website: www.sec.gov, CIK #1234383.  Additionally, this site also provides access to any other report or other information we file with the SEC.

ITEM 1A.                                            RISK FACTORS

This Annual Report on Form 10-K includes forward-looking statements and information and is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements, which involve The Bank Holdings’ (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms, involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

In addition, our business exposes us to certain risks.  The factors contained below, among others, could cause our financial condition and results of operations to be materially and adversely affected.  If this were to happen, the value of our common stock could decline, perhaps significantly.

Risks Related to the Company’s Business

Stroke of the Pen Risk.  Financial risk management tends to be based on credit, market, operational, regulatory and reputational risk.  Additionally, however, there are changes in policy, regulation and accounting that address issues outside the financial services industry that result in systemic risks to banking organizations.  Such changes recently arose in the political process which made them difficult to anticipate and which carried profound and negative consequences for our Company and Bank.  Such consequences, we believe, were not adequately evaluated primarily in terms of their effects on the insured financial institutions usually referred to as “community banks”.

Recent changes in monetary policy, tax policy, and accounting standards have posed such a risk, however, the early September “conservatorship” of FNMA (Fannie Mae) and FHLMC (Freddie Mac) brought about “unintended consequences” that severely depleted the capital of the Company.  Although the September 7, 2008 joint release by the FRB, FDIC, OCC and OTS opined that “a limited number of small institutions have holdings that are significant compared to their capital”, and that these agencies “are prepared to work with these institutions to develop capital restoration plans”, there has been a noticeable lack of regulatory support.

Such risk as has been imposed by this U.S. Treasury Department action has magnified any previous risks borne by the Bank and Company primarily due to credit or market risks.  It has depleted capital, reduced the financial strength and flexibility of the Company, and poses grave concerns to our shareholders and customers.  Although the Bank and the Company remain “well capitalized” under current regulatory standards, no absolute assurance can be given that this, in fact, will continue.

The Company’s Business May Be More Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.  Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007 and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of sub-prime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

The Company’s financial performance generally and in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, continued business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or reduced levels of  investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Overall during 2008, the business environment has been adverse for many households and businesses in northern Nevada, northern California, the United States and worldwide.  It is expected that the difficult business environment in northern Nevada, northern California, the United States and worldwide may continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

The Company Is Subject To Interest Rate Risk.  The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Is Subject To Continuing Lending Risk.  There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across United States. Increases in interest rates and/or continuing weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2008, most of the Company’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loan Portfolio” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the loan portfolio.

We Have A High Concentration Of Loans Secured By Real Estate And A Continued Long Term Downturn In The Real Estate Market, For Any Reason, Could Further Hurt Our Business And Prospects.  Our real estate-secured loans are concentrated in the northern Nevada and greater Sacramento, California areas.  A downturn in those local economies has had a material adverse effect on some of our borrowers’ ability to repay these loans due to either loss of borrower’s employment or a reduction in borrower’s business.  Further, such reduction in those local economies has severely impaired the value of the real property held as collateral.  As a result, the value of real estate collateral securing our loans has been reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.

If A Significant Number Of Borrowers, Guarantors And Related Parties Fail To Perform As Required By The Terms Of Their Loans, We Will Sustain Losses.  A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans and guarantees.  We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying our credit portfolio.  These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our results of operations.

The Company’s Allowance For Loan Losses May Be Insufficient.  The Company maintains an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses.

The Company Is Subject To Environmental Liability Risk Associated With Lending Activities.  A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Profitability Depends Significantly On Economic Conditions In Northern Nevada And Northern California.  The Company’s success depends primarily on the general economic conditions of northern Nevada, northern California and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers across the northern Nevada and northern California regions. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. Economic conditions in northern Nevada and northern California are declining and are expected to continue to decline. A significant decline in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company May Be Adversely Affected By The Soundness Of Other Financial Institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit due to the Company. Any such losses could have a material adverse affect on the Company’s financial condition and results of operations.

The Company Operates In A Highly Competitive Industry and Market Area.  The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include “mega-banks” “too big to fail” banks, investment banks, national, regional, and community banks within the various markets where the Company operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•                  The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•                  The ability to expand the Company’s market position.

•                  The scope, relevance and pricing of products and services offered to meet customer needs and demands, within the scope of company profitability.

•                  The rate at which the Company introduces new products and services relative to its competitors.

•                  Customer satisfaction with the Company’s level of service.

•                  Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Is Subject To Extensive Government Regulation and Supervision.  The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect the Company’s lending practices, capital structure, investment practices, and dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Regulation and Supervision” in Item 1. Business and NOTE 16 - Regulatory Capital Requirements in the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, which is located elsewhere in this report.

The Company’s Controls and Procedures May Fail or Be Circumvented.  Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

New Lines of Business or New Products and Services May Subject The Company to Additional Risks.  From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/ or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Bank Holdings May Require Dividends From Nevada Security Bank.  The Bank Holdings is a separate and distinct legal entity from its subsidiaries. It may require dividends in the future from Nevada Security Bank to pay the interest and principal on The Bank Holdings’ Trust Preferred Securities in addition to other expenses. Various federal and/or state laws and regulations limit the amount of dividends that Nevada Security Bank may pay to The Bank Holdings. Also, The Bank Holdings’ right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Nevada Security Bank is unable to pay dividends to The Bank Holdings, The Bank Holdings may not be able to service its debt or pay its obligations.  The inability to receive dividends from Nevada Security Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Regulation and Supervision” in Item 1. Business and NOTE 16- Regulatory Capital Requirements in the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, which are located elsewhere in this report.

Potential Acquisitions May Disrupt the Company’s Business and Dilute Stockholder Value.  The Company may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•                  Potential exposure to unknown or contingent liabilities of the target company.

•                  Exposure to potential asset quality issues of the target company.

•                  Difficulty and expense of integrating the operations and personnel of the target company.

•                  Potential disruption to the Company’s business.

•                  Potential diversion of the Company’s management’s time and attention.

•                  The possible loss of key employees and customers of the target company.

•                  Difficulty in estimating the value of the target company.

•                  Potential changes in banking or tax laws or regulations that may affect the target company.

The Company occasionally evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.  During 2006, the Company acquired NNB Holdings, Inc., Rocky Mountain Exchange and 75% of Granite Exchange, Inc.  During 2007, and 2008, the Company acquired the remaining 25% of Granite Exchange, Inc.

The Company May Not Be Able To Attract and Retain Skilled People.  The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of key personnel of the Company could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Company’s Information Systems May Experience An Interruption Or Breach In Security.  The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Continually Encounters Technological Change.  The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, some of which are provided by outside vendors on whom the Company extensively relies. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company May Be Subjected To Claims and Litigation Pertaining To Fiduciary Responsibility.  From time to time, customers may make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events Could Significantly Impact The Company’s Business.  Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Associated With The Company’s Common Stock

The Company’s Stock Price Can Be Volatile.  Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•                  Actual or anticipated variations in quarterly results of operations.

•                  Recommendations by securities analysts.

•                  Operating and stock price performance of other companies that investors deem comparable to the Company.

•                  News reports relating to trends, concerns and other issues in the financial services industry.

•                  Perceptions in the marketplace regarding the Company and/or its competitors.

•                  New technology used, or services offered, by competitors.

•                  Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

•                  Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•                  Changes in government regulations.

•                  Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The Trading Volume In The Company’s Common Stock Is Less Than That Of Other Larger Financial Services Companies.  Although the Company’s common stock is listed for trading on the NASDAQ Capital Market, the trading volume in its common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

The Company’s Continued NASDAQ Listing Is Subject To Certain Requirements, Including Minimum Bid Price.  The closing bid price of Company common stock has recently been less than $1.00.  Our stock is listed on NASDAQ which has listing rules requiring a minimum $1.00 closing bid price and a minimum value of publicly held shares.  Although such listing rules have been suspended until July 20, 2009 for issuers of common stock, after this date the standard listing criteria are likely to be re-imposed whereby a security is considered deficient if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days.  Once deficient, Capital Markets issuers are provided one automatic 180 day period to regain compliance.  Thereafter, these issuers could receive an additional 180 day compliance period if they comply with all Capital Market initial inclusion requirements except bid price.  Although financial industry stocks are currently out of favor, the Company believes it currently meets all Capital Market initial inclusion requirements except bid price.

An Investment In The Company’s Common Stock Is Not An Insured Deposit.  The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Company (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

The Company’s Articles Of Incorporation and By-Laws As Well As Certain Banking Laws May Have An Anti-Takeover Effect.  Provisions of the Company’s articles of incorporation and by-laws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

Risks Associated With The Company’s Industry

The Earnings Of Financial Services Companies Are Significantly Affected By General Business And Economic Conditions.  The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. The continuing deterioration in economic conditions in the United States and abroad could result in a further increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

Financial Services Companies Depend On The Accuracy And Completeness Of Information About Customers And Counterparties.  In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Consumers May Decide Not To Use Banks To Complete Their Financial Transactions.  Technology and other changes are allowing parties to complete financial transactions that while historically have involved banks, are now available through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no comments received from Securities and Exchange Commission staff regarding our periodic or current reports that are unresolved.

ITEM 2.     PROPERTIES

The Company currently operates from nine locations, the principal location being 9990 Double R Boulevard, Reno, Nevada, 89521 where the administrative functions and regular branch activities of the Bank occur.  The Bank Holdings is also located at this address.  Company facilities are of various ages and correspondingly require different levels of maintenance.  All are suitable and adequate for their intended use.

Nevada Security Bank leases the first floor of this free-standing facility under an agreement dated October 2, 2001, which notes the use of approximately 9,300 square feet for a ten-year term beginning at the issuance of a certificate of occupancy.  Nevada Security Bank took possession on December 6, 2002 and may extend the lease for four, five-year periods if not in default under the terms of the agreement at each renewal period.  The lease payment under this agreement is approximately $19,254 per month with annual escalations for each of the first four years; beginning in year five there is a fixed annual escalation of 2.5%.

Nevada Security Bank also leases part of the second floor of this free-standing facility under an agreement dated May 1, 2005, which notes the use of approximately 1,686 square feet for a seven-year six month term the expiration of which is coterminous with the lease on the first floor.  Nevada Security Bank took possession on May 1, 2005 and the lease terms are the same as the lease for the first floor.  The lease payment under this agreement is approximately $3,491 per month with annual escalations for each of the first four years; beginning in year five there is a fixed annual escalation of 2.5%.

The Bank Holdings leases part of the second floor of the same facility under an agreement dated November 17, 2003, which notes the use of approximately 4,028 square feet for an eight-year eight-month term which is also coterminous with the Bank’s leases.  The Bank Holdings took possession on April 9, 2004 and may extend the lease for four, five-year periods if not in default under the terms of the agreement at each renewal period.  The lease payment under this agreement is approximately $8,415 per month with annual escalations for each of the first three years; beginning in year four there is a fixed annual escalation of 2.5%.

Nevada Security Bank’s Incline Village branch office operates in approximately 4,200 square feet in an office at the northeast end of the Raley’s Shopping Center located at 910 Tahoe Boulevard, Incline Village, Nevada, 89451.  Nevada Security Bank renovated this property and took possession on March 6, 2003 under a five-year lease dated February 26, 2001 that contained two renewal periods of five years each if the Bank is not in default under the terms of the lease at each renewal period.  The Bank and the lessors of the property have agreed to both extensions of the lease, under the renewal terms as were previously documented. The lease payment under this agreement is approximately $7,945 per month with annual consumer price index (CPI) adjustments.

Nevada Security Bank’s MaeAnne office in Northwest Reno operates in approximately 3,500 square feet in a newly constructed free-standing building in the McQueen’s Crossings shopping center development.  Nevada Security Bank occupies this facility under a lease agreement dated October 7, 2003 within a land area of about 46,000 square feet.  The location consists of a building, three drive-up lanes, one of which houses an ATM, and one bypass lane.  The term of the lease is twenty years, commencing October 11, 2004, with two ten-year extensions available if the tenant is not in default under the terms of the lease.  The lease payment under this agreement is approximately $11,250 per month for the first five years, with escalations thereafter.

The Bank’s Moana office, the former head office location of Northern Nevada Bank, was acquired on November 6, 2006.  This property is owned by the Bank and includes a 10,784 square foot two story building on a site area of .99 acres at 3490 S. Virginia Street, Reno, NV 89505.  This property was originally one-story of 5,064 square feet, but was improved during 2004 to add a 5,720 square foot two-story addition.  The property was appraised in December 2006 at $2.6 million and is used as a retail banking facility.

The second branch acquired during November 2006 is the Carson office, located at 3120 Highway 50 East #1, Carson City, NV  89706.  This facility is 2,552 square feet operating under a five-year triple net lease which was signed on June 14, 2004 and commenced on May 1, 2005.  The lease has two five-year extension provisions, and common area operating costs are based on a 16% factor.  The rent was established at $4,721.20 per month with a $0.10 per square foot increase on the 25th month of the term, and another such increase on the 49th month of the term.

The third location acquired is the Information Technology and Operations Center located at 5450 Riggins Court, Suite 5, Reno, NV  89515.  The facility is 5,138 rentable square feet with approximately 3,500 square feet used for operations and 1,600 square feet used as warehouse storage.  The lease is dated August 11, 2000 and extends for ten years with a base rate of $0.65 per square foot.  The property has an annual CPI adjustment commencing September 1 of each year, based on the San Francisco — Oakland California regional area index as published by the BLS.  There are two five-year options to renew within the body of the agreement, which is a triple net lease with a CAM charge base of 16.6%.

Additionally in the acquisition, the Bank became the owner of a 2.41 acre vacant lot located in Sparks, NV.  This parcel is located adjacent east of Queens Way Lane with approximately 534 feet of frontage on Pyramid Highway, north of McCarran Blvd.  The property is zoned PO (professional office) and is considered to be an infill site, as most of the surrounding land has been developed.  During December 2006 the property was appraised for $1.6 million.

The Spanish Springs branch office in Sparks, Nevada opened late in the first quarter of 2006, in a temporary location.  This temporary lease site was for one year, was dated February 1, 2006 for 1,471 rentable square feet with six months at $2,353.60 per month base rent and months 7 - 18 on a month-to-month basis at the same rate.  When the Bank exceeded the original month-to-month term, the lease payments increased to approximately $3,530.42 per month.  Management decided to close this temporary facility on March 31, 2008 and elected not to proceed with construction of the permanent branch that had been delayed over the prior three years.

Nevada Security Bank opened a branch office at 2270 Douglas Blvd., Suite 220 Roseville, California under the name Silverado Bank, a division of Nevada Security Bank.  The Roseville facility is newly renovated and operates under a lease dated October 6, 2004 with premises of approximately 5,968 square feet.  The term of the lease is five years, commencing with occupancy in March 2005, with one five-year extension available if the tenant is not in default under the terms of the lease.  The lease payment under this agreement is approximately $12,533 per month for the first year, with escalations thereafter.

A second branch of Silverado Bank was opened at 2865 Sunrise Blvd, Suite 100, Rancho Cordova, CA.  The property has 7,695 rentable square feet in a two story building under a five-year term which lease is dated May 5, 2006, however, which commenced in June, 2007, due to permitting and remodeling delays.  The base rent is established at $1.40 per square foot with an annual $0.05 per foot escalation and a tenant pro rata CAM base of 16.66%.  The agreement has two five-year option periods, subject to the tenant not being in default under any lease provisions.

During late 2008, the Bank foreclosed on a business park pad site of 1.13 acres at the southwest corner of Lennane and National Drives in Sacramento, California.  The property is in a location, newly determined by the Army Corp of Engineers to be subject to regulation that will require new buildings to be up to 20 feet above ground level in much of Natomas.  As we have building permits that predate their regulations, this site is anticipated to be used for a new branch office for the Bank.  The property was appraised at $820,000 during November 2008.

Nevada Security Bank’s total occupancy expense for the years ended December 31, 2008 and 2007 was approximately $2.3 million and $2.4 million, respectively.  Management believes that existing facilities are adequately covered by insurance and sufficient for our present purposes and anticipated growth in the foreseeable future.

The Company’s Qualified Intermediaries (the “QI’s”) 1031 offices were operated as Rocky Mountain Exchange at 1087 Stoneridge Drive, Bozeman, Montana and Granite Exchange, Inc. at 1400 Rocky Ridge Drive, Suite 280, Roseville, CA.  In July, 2008, the Company closed the exchange office in Bozeman, Montana which was 954 rentable square feet for a three-year term beginning November 2006 under a triple net lease.  The lease payment under this agreement is $13.00 per square foot per year with no escalation, and pro-rata common area maintenance charges.

The Granite Exchange location until February 2009 was in a new two-story building constructed during 2005, commonly called the Rocky Ridge Corporate Center.  The property was 2,776 rentable square feet available under a five-year lease dated April 12, 2005 with occupancy started August 2005.  The monthly rent per square foot was $2.35 with annual escalations of $0.05 per year, and monthly payments of pro-rata operating expenses.  An agreement to terminate this occupancy was made effective during February 2009 whereupon the two employees of Granite Exchange moved into the Roseville branch office of Silverado Bank.

The Company’s 1031 division occupancy expense for the year ended December 31, 2008 was approximately $203,000 compared to $172,000 for the year ended December 31, 2007.  Management believes that the facility that currently houses Granite Exchange, Inc. is adequately covered by insurance and sufficient for the present activities of this operating unit and its anticipated growth during the foreseeable future.

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

On November 21, 2008 a complaint was filed in the Superior Court of California for the County of Sacramento by The Bank Holdings and Granite Exchange, naming Capital Exchange Services, LLC, Justin Swift, Robert Awalt, Lonnie Nielson, Kenneth O’Brien and Bill Herenda as the Defendants.  The complaint sites a breach of employment agreements and fiduciary duties of the Defendants.  Thee Bank Holdings and Granite Exchange are seeking damages and injunctive relief — including an injunction against competition and misappropriation of trade secrets, compensatory damages, treble damages, punitive and exemplary damages, attorneys’ fees, and restitution — based on fraudulent inducement, constructive fraud, trade secret misappropriation, breach of employment agreement, breach of fiduciary duty, intentional interference with prospective business advantage, fraudulent misrepresentation, conversion, and unfair competition.  On December 29, 2008 a cross-complaint was filed by the Defendants who are seeking an accounting, access to corporate records, compensatory damages, punitive damages, and attorneys’ fees. In March 2009 the parties engaged in mediation and reached a tentative settlement of the matter and are working toward finalization of the terms. There can be no assurances that the settlement will ultimately be realized or that the matter will be resolved without trial.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No substantive matters were submitted to a vote of the security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

Between December 27, 2001, the date the Bank opened for business, and March 22, 2004, there were no trades in the Bank’s stock of which management is aware, and there appeared to be no active trading market.

The Company’s Common Stock was listed on the NASDAQ Small Cap Market on March 23, 2004.  Prior to that, Nevada Security Bank’s Common Stock was listed on the Over-The-Counter Bulletin Board (OTCBB).  Our Common Stock trades on the NASDAQ Stock Market® under the symbol TBHS and the CUSIP number of such common stock is 88331E104.

Calendar Quarter	Sale Price of the Company’s Common Stock (per share)		Approximate Trading
Ended	High	Low	Volume in Shares
March 31, 2007	19.75	17.78	205,362
June 30, 2007	18.70	15.25	508,988
September 30, 2007	16.26	13.99	222,388
December 31, 2007	14.48	8.61	450,609
March 31, 2008	9.55	7.29	212,962
June 30, 2008	9.75	5.70	146,826
September 30, 2008	6.95	2.33	211,541
December 31, 2008	3.74	0.52	769,937

THE BANK HOLDINGS

	Period Ending
Index	03/23/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Bank Holdings	100.00	142.76	136.50	137.59	68.43	5.70
SNL Bank Index	100.00	110.85	112.36	131.43	102.14	58.28
NASDAQ Composite	100.00	114.39	115.96	127.00	139.46	82.92
SNL Bank $500M-$1B Index	100.00	113.03	117.87	134.06	107.43	68.84

Source: SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2009
www.snl.com

Management is aware of the following securities dealers who make a market in the Company’s stock:  D.A. Davidson & Co., Two Centerpointe Dr., Suite 400, Lake Oswego, OR  97035, phone number 800-249-2610 attn: Cindy Burg; Howe Barnes Investments Inc., 135 South LaSalle Street, Chicago, IL  60603, phone number 312-655-3000; attn: Glenn Harris; and Mitchell Securities Corporation of Oregon, 121 S.W. Morrison St., Suite 1060, Portland, OR  97204, phone number 800-224-2226 attn: Mitch Almy, (the “Securities Dealers”).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During December 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to $3.0 million of the Company’s common stock on the open market or in privately negotiated transactions.  The duration of the program is open ended and the timing of the purchases would depend upon market conditions; however, based on current capital constraints, it is unlikely that any further stock repurchases will occur.  During early 2008, there were 1,000 shares repurchased and held as treasury stock.  On December 26, 2008 all treasury stock and fourth quarter stock purchase shares were cancelled by the Company.  The following are details on repurchases under this plan for the fourth quarter of 2008:

	ISSUER PURCHASES OF EQUITY SECURITIES
			(c) Total Number	(d) Approximate Dollar
			of Shares Purchased	Value of Shares
	(a) Total Number	(b) Average	as Part of Publicly	that May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
Repurchases from October 1, 2008 to October 31, 2008	—	$—	—	$2,990,730
Repurchases from November 1, 2008 to November 30, 2008	—	$—	—	$2,990,730
Repurchases from December 1, 2008 to December 31, 2008	35,920	$1.01	35,920	$2,954,464

(b)  Holders

On March 2, 2009 total shareholders of record were 1,183.  There were 580 individual shareholders while street name holders totaled about 603.

(c)  Dividends

As a bank holding company which currently has no significant assets other than our 100% ownership of Nevada Security Bank and 100% ownership of Granite Exchange, our ability to pay cash dividends depends upon the dividends we receive from our subsidiaries.  The dividend practice of Nevada Security Bank and Granite Exchange, like our dividend practice, will depend upon earnings, financial condition and other relevant factors, including applicable regulatory orders and restrictions with respect to dividends.

Nevada Security Bank’s ability to pay cash dividends to the holding company is also subject to certain legal limitations.  Under Nevada law, a bank cannot declare a cash dividend or make a distribution of its net profits until (a) the bank’s surplus fund equals its initial stockholders’ equity (excluding the amount of the initial surplus fund) and (b) ten percent of the previous year’s net profits have been carried to the surplus fund.  Additionally, no distribution may be made if it would result in the bank’s stockholders’ equity (including the reserve for loan losses) being less than 6% of the bank’s average total daily deposit liabilities for the preceding 60 days or if it would reduce the stockholders’ equity below the initial stockholders’ equity or below minimum applicable regulatory capital requirements under federal law.  Also, under Nevada law applicable to Nevada Security Bank, and to Nevada corporations generally, no distribution may be made if, after giving effect to it, the corporation would be unable to pay its debts as they become due in the usual course of business or the sum of the corporation’s assets would be less than the sum of its liabilities plus the amount (if any) that would be needed to satisfy the rights of holders of any preferred stock of the corporation, assuming the corporation were to be dissolved at the time of the distribution.

Stock dividends are not subject to the Nevada law restrictions or distributions, as described above, because a corporation’s assets, liabilities and total stockholders’ equity do not change as a result of the stock dividend.

Previously, the Company declared a five percent (5%) stock dividend payable to shareholders as of February 15, 2007, and declared a five percent (5%) stock dividend payable to shareholders as of December 8, 2005.

Shareholders are entitled to receive dividends only when and if declared by our board of directors, and we have no current intention to pay cash dividends in the foreseeable future.  Instead, any earnings which may be generated will be retained for the purpose of increasing our capital and reserves in order to strengthen our balance sheet.

Additionally, during any period in which the Company has deferred payment of interest otherwise due and payable on its Trust Preferred Securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources”).

(d)  Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008, with respect to options outstanding and available under our Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	688,431	$13.79	412,394
Equity compensation plans not approved by security holders	—	—	—

Total	688,431	$13.79	412,394

ITEM 6.  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005 (1)	2004
	(Dollars in thousands, except per share data)
Condensed Statement of Operations
Interest Income	$36,826	$45,183	$31,039	$17,166	$10,536
Interest Expense	17,490	22,964	15,083	7,344	3,669
Net Interest Income	19,336	22,219	15,956	9,822	6,867
Provision for Loan Losses	4,025	3,007	771	1,069	764
Non-interest income	(15,313)	1,422	1,682	772	420
Non-interest expense	44,410	18,307	13,582	8,823	6,242
Attributable to minority shareholders	—	(27)	127	—	—
Provision for income taxes	(7,028)	625	1,075	(710)	—
Net Income (Loss)	$(37,384)	$1,729	$2,083	$1,412	$281

Period End Data
Assets	556,045	626,640	651,540	384,632	246,842
Loans, gross	441,222	474,769	463,858	245,185	160,708
Securities	60,521	80,276	92,927	83,821	69,128
Deposits	466,012	451,335	496,997	338,198	188,341
Other borrowed funds	47,619	91,229	60,149	15,464	30,500
Shareholders’ Equity	37,244	74,837	73,456	28,702	27,376

Average Balance Sheet
Assets	617,671	649,110	452,179	293,580	233,439
Loans, gross	458,711	478,461	308,411	201,267	122,454
Securities	89,293	85,306	91,736	69,668	90,242
Deposits	459,396	492,347	359,932	245,322	199,305
Shareholders’ Equity	63,022	74,696	41,256	28,061	23,090

Asset Quality
Non-performing assets (2)	29,433	6,433	549	—	—
Allowance for loan losses	8,061	7,276	5,430	2,655	1,586
Net Charge-offs	3,240	1,161	—	—	—
Non-performing assets to total assets	5.34%	1.03%	0.08%	—	—
Allowance for loan losses to loans	1.83%	1.53%	1.17%	1.08%	0.99%
Net Charge-offs to average loans	0.71%	0.24%	—	—	—

Per Common Share
Basic income (loss) per share	(6.41)	0.30	0.51	0.45	0.10
Diluted income (loss) per share	(6.41)	0.29	0.49	0.41	0.09
Book value per share at year end	6.43	12.83	12.62	9.19	9.21
Period end common outstanding *	5,794,179	5,831,099	5,831,099	3,280,479	3,120,947
Average shares outstanding - basic *	5,828,697	5,831,099	4,117,351	3,122,809	2,884,131
Average shares outstanding - diluted *	5,830,590	5,968,687	4,290,122	3,443,856	2,980,938

Financial Ratios
Return on average assets	(6.05)%	0.27%	0.46%	0.48%	0.12%
Return on average equity	(59.32)%	2.31%	5.05%	5.03%	1.22%
Net interest margin (3)	3.43%	3.79%	3.74%	3.49%	3.12%
Tier 1 leverage capital ratio	8.89%	10.39%	9.85%	10.06%	11.01%

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

The Selected Financial Data table in Item 6 of this document is derived from the audited Consolidated Financial Statements of the Company and from our internal accounting system.  The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents management’s analysis of the financial condition and result of operations of The Bank Holdings, Nevada Security Bank, and the Company’s 1031 QI division, for each of the periods ended December 31, 2008, 2007, and 2006 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with the financial statements of The Bank Holdings, Nevada Security Bank, and the 1031 division, and the notes related thereto which appear elsewhere in this document.

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to “mega-banks” “too big to fail banks”, investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase preferred or common stock, depending on the institution. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On October 31, 2008, the Company announced that it would apply for funds available through the TARP Capital Purchase Program.  However, as of February 28, 2009,while the Company has been in ongoing discussions with the FDIC, it had not yet received notification from the U.S. Treasury that its application for the TARP Capital Purchase Program funds had been approved or denied.  Further, new measures have been adopted and further legislative considerations are underway that have materially changed the Company’s perception of the value of the TARP Capital Purchase Program and its participation.  Our request was based on the conservatorship of the Government Sponsored Enterprises (GSE’s) Fannie Mae (FNMA) and Freddie Mac (FHLMC) and Congressman Barney Frank’s insertion of a provision in the TARP Capital Purchase Program bill “to give special consideration to banks that had less than $1 billion of assets, had been well-capitalized as of June 30, served low and moderate income areas, and had taken a capital hit in the seizure of Fannie Mae and Freddie Mac.”

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 4, 2008, the Company elected to participate in the second guarantee program mentioned above, that provides full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, as well as NOW accounts and IOLTA accounts that earn less than 0.5% interest per annum.

Critical Accounting Policies and Estimates

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Company, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, goodwill and intangible assets, stock-based payment and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. It is at least reasonably possible that each of the Company’s estimates could change in the near term and the effect of the change could be material to the Company’s Consolidated Financial Statements.

Management believes the following critical accounting policies affect its most significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, fair value, other than temporary impairment of investment securities, goodwill and intangible assets and income taxes. Each estimate is discussed below. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of Management’s Discussion and Analysis.

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

The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes management’s judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance.  The relationship of the unallocated component to the total allowance may fluctuate from period to period.  Although management has allocated the majority of the allowance to specific loan categories, the evaluation of the allowance is considered in its entirety.

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes presented elsewhere herein as well as the portion of this Management’s Discussion and Analysis section entitled “Provision for Loan Losses” and “Allowance for Loan Losses”. Although management believes the levels of the allowance as of December 31, 2008 and 2007 were adequate to absorb probable losses inherent in the loan portfolio, a further decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Estimates of the Fair Value of Assets

Certain assets of the Company are recorded at fair value, or the lower of cost or fair value.  In some cases, the fair value used is an estimate.  Included among these assets are securities that are classified as available-for-sale, or trading, goodwill and other intangible assets, and other real estate owned and impaired loans.  These estimates may change from period to period as they are impacted by changes in interest rates and other market conditions.  Losses not anticipated or greater than anticipated could result if the Company were forced to sell these assets and discovered that its estimate of fair value had been too high.  Gains not anticipated or greater than anticipated could result if the Company were to sell any of these assets and discover that its estimate of fair value had been too low.

Other Than Temporary Impairment of Investment Securities (OTTI)

Securities are monitored to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary, such as the ability to collect amounts due per the contractual terms of the investment security agreement. The term “other than temporary” is not intended to indicate that the decline in value is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Goodwill and Intangible Assets

For acquisitions, the Company records the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired by the Company. The Company tests goodwill annually for impairment. Such tests involve the use of estimates and assumptions.

During 2008, the Company recognized an impairment loss of $26.5 million.  See NOTE 9 — Goodwill, presented elsewhere herein.  Intangible assets other than goodwill, such as deposit-based intangibles which are determined to have finite lives, are amortized over their estimated useful lives, which is approximately seven years.

Income Taxes

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN No. 48 provides guidance for derecognition and classification of previously recognized tax positions that did not meet certain recognition criteria in addition to recognition of interest and penalties, if necessary.

OVERVIEW

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2008 and 2007 results of operations for each of the years in the three year period ended December 31, 2008.  This discussion should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

The Company earns income from two primary sources; net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges and fees charged for services provided, less the operating costs of providing the full range of banking and other financial services to our customers.  Service charges on loans and deposits, income on bank owned life insurance and 1031 exchange fees, gains on sale of securities and unrealized gains or losses on the Company’s trading account and fair value loans comprise primary areas of non-interest income.

SUMMARY: RESULTS OF OPERATIONS

2008 Over 2007

As reflected in the Consolidated Statements of Operations for the year ended December 31, 2008, the Company generated an after tax net loss of $37.4 million and for the years ended December 31, 2007 and 2006 the Company generated net income of $1.7 million, and $2.1 million, respectively.  Basic and diluted net loss per share for the year ended December 31, 2008 was $6.41 compared with basic and diluted earnings per share of $0.30 and $0.29, respectively, for the year ended December 31, 2007.  The Company’s annual return on average equity was (59.32)% and annual return on average assets was (6.05)% for the year ended December 31, 2008, compared to 2.31% and 0.27% respectively, for the same period of 2007 and 5.05% and 0.46% for 2006.

The primary drivers behind the variance in net income for the year ended December 31, 2008 compared to the year ended December 31, 2007 were as follows:

•      The non-cash goodwill impairment of $26.9 million for the acquisitions of Northern Nevada Bank and the two exchange companies during 2006, a charge which was taken for the year ended December 31, 2008.

•      The actions of the Treasury Department’s placement of Freddie Mac (FHLMC) and Fannie Mae (FNMA) into conservatorship rendered the preferred securities the Company owned worthless, and therefore the Company recorded an impairment charge of $12.0 million as a result of such actions.

•      The turmoil in the credit markets led the Company to recognize a one time $1.5 million charge in other than temporary impairments for several trust preferred securities held by the Company and issued by other bank holding companies and one corporate security.

•      The challenging economic conditions that started in 2007 with the deterioration of the real estate markets and that expanded during 2008 into severe turmoil in credit markets and the general economy nationally, regionally and locally.  Federal Open Market Committee actions and consumer flight to safety concerns placed increased pressure on the Company’s net interest margin.  This turmoil and the daily headlines concerning the financial crisis have affected the entire financial industry’s market value including the Company’s, the result of which has led us to recognize a one-time, non-cash goodwill impairment of $26.9 million.

•      The U.S. Treasury’s guarantee of broker-dealer money market funds caused a flight to “too big to fail” banks of over $20 million in customer accounts that had balances in excess of $1 million.

•      Exclusive of the other than temporary impairments and the non-cash goodwill impairment, the pre-tax operating loss for the year ended December 31, 2008 was $4.0 million, after a loan loss provision of $4.025 million.

•      The Company reduced the number of offices by closing a temporary Bank branch office in Sparks, NV, and Rocky Mountain Exchange, a 1031 division company in Bozeman, Montana.

•      The substantial decrease in money market conditions, with the prime lending rate dropping by 400 basis points since December 2007, with resulting margin compression.

•      Interest income decreased $8.4 million to $36.8 million or 18.5% for 2008 compared to 2007.

•      Interest expense decreased $5.5 million to $17.5 million or 23.8% for 2008 compared to 2007.

•      Net interest income before provision for loan losses decreased by $2.9 million or 13.0%.

•      Net interest margin decreased 36 basis points to 3.43%.

•      The provision for loan losses increased by $1.0 million, or 33.9%, for the year ended 2008.

•      Non-interest income decreased $16.7 million, or 1,176.9%, as a result of other than temporary impairments and unrealized and realized losses in the trading and investments accounts amounting to $16.4 million.

•      Non-interest expense decreased $808,000 or 4.4%, not including the non-cash goodwill impairment costs.

•      Personnel levels decreased by 20 FTE during the 2008 period, but expenditure levels were unaffected due to FAS 91 loan cost amortization and increased group insurance costs.

•      The benefit for taxes was increased by the investment losses and impairments and by the effects of permanent book/tax differences including $1.1 million of non-taxable interest and dividends.

•      Average earning assets decreased $23.6 million or 4.0%.

•      Average interest bearing liabilities were $490.6 million, a decrease of 1.1%.

•      The Company’s weighted average prime rates for the years 2008, 2007 and 2006 were 5.09%, 8.05%, and 7.96%, respectively.

•      The Company’s 1031 division deposits were substantially reduced as a result of the turmoil in the residential and commercial real estate markets.  The 1031 division fees dropped as a result of substantially lesser volumes of exchange activity.

Focusing on 2009, the following strategic initiatives are expected to drive profitability and growth in earnings per share:

•      A renewed effort on gathering deposits through electronic remote deposit capture channels and restructuring of business development activities to reward deposit growth.

•      A continued reduction of non-interest expense as the Company is committed to the delivery of products and services in the most efficient manner possible, re-engineering processes to capture efficiencies while maintaining SOX section 404 procedural separation requirements.

•      A commitment to invest in revenue generating strategic initiatives to be funded through operational efficiencies.

•      Strengthening of our balance sheet through specific strategies intended to reduce our funding costs without losing sight of liquidity and customer maintenance responsibilities.

•      Focus on leveraging our 1031 QI expertise in a branch setting where customer leads are enhanced and coordinated marketing efforts are rewarded.

2007 Over 2006

For the year ended December 31, 2007, the Company generated after tax net income of $1.7 million and for the years ended December 31, 2006 and 2005, the Company generated net income of $2.1 million, and $1.4 million, respectively.  Basic and diluted earnings per share for the year ended December 31, 2007 were $0.30 and $0.29 compared with basic and diluted earnings per share of $0.51 and $0.49 for the year ended December 31, 2006.  The Company’s annual return on average equity was 2.31% and annual return on average assets was 0.27% for the year ended December 31, 2007, compared to 5.05% and 0.46% respectively, for the same period of 2006 and 5.03% and 0.48% for 2005.  There were a number of monetary and non-monetary events that occurred during 2007 that had an impact on the reported performance of the Company.  The monetary events that resulted in significant changes in the Company’s reported performance include the growth of assets under management and the interest rate margin compression resulting from the substantial changes in short term interest rates. The significant non-monetary events include the expansion of our branch network with a new branch office in Rancho Cordova, CA, increasing our product lines with the addition of remote deposit capture, the third and fourth quarter downturn in the national, state, and regional economies and the deteriorating economy faced by our customers, especially those affected by the real estate market’s downturn.

The primary drivers behind the variance in net income for the year of 2007 relative to 2006 were as follows:

•      The additional assets, liabilities, income and expense attributed to the full year addition of NNB Holdings, Inc. during 2007 when compared with 2006.

•      The additional professional expenses reflective of the Congressional adoption of the Sarbanes-Oxley Act, accounting, legal and other professional costs increasing $928,000 or 162.8%.

•      Interest income increased $14.1 million to $45.2 million or 45.6% for 2007 compared to 2006.

•      Net interest income before provision for loan losses increased by $6.3 million or 39.3%.

•      Net interest margin increased five basis points to 3.79%.

•      The provision for loan losses increased by $2.2 million or 301.8% for the year end 2007.

•      Non-interest income was $1.4 million for 2007, a decrease of $260,000 or 15.5%.

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

2006 Over 2005

For the year ended December 31, 2006, the Company generated after tax net income of $2.1 million.  Basic and diluted earnings per share for the year ended December 31, 2006 was $0.51 and $0.49.  The Company’s annual return on average equity was 5.05% and annual return on average assets was 0.46% for the year ended December 31, 2006.  There were a number of monetary and non-monetary events that occurred during 2006 that had an impact on the reported performance of the Company.  The monetary events that resulted in significant changes in the Company’s reported performance include the substantial growth of assets under management, the increase in short term funding costs during the year, being in a fully taxable position as compared to the removal of a valuation allowance against deferred tax assets during 2005 and the acquisition related addition of $42.9 million in capital for the Company.  The significant non-monetary events included the acquisition of the 1031 financial intermediaries during the first quarter of 2006 and the purchase and merger with NNB Holdings and Northern Nevada Bank in November of 2006.  In addition, we opened a new branch office in Sparks, Nevada, and had an approved but unopened office in Rancho Cordova, CA.  The Company in conjunction with the purchase and merger of NNB Holdings and Northern Nevada Bank also converted its data processing structure from a service bureau to an in-house processing system.

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

•      The Company’s weighted average prime rates for the years 2006 and 2005 were 7.96% and 6.19%, respectively.

RESULTS OF OPERATIONS

2008 Over 2007

The primary factors in the Company’s reduced earnings in 2008 when compared to 2007 were the non-recurring goodwill impairment charges of $26.9 million, the investment portfolio impairments totaling $13.5 million (a result of the conservatorship established by the U.S. Treasury Department over FNMA and FHLMC), as well as the $4 million loan loss reserve provision (inflated loan loss provision due to the increases in non-performing assets and loan charge-offs). These factors were brought about by the continued deterioration of the real estate markets and the severe credit conditions throughout the financial industry.  During late 2008, the credit markets seized up with counterparty credit issues at the fore, and as a result, many of our borrowers are finding great difficulty in selling their products related to the real estate industry.  These products range from completed lots, to windows for new homes or homes being remodeled.  Although this has substantially impacted our business model, management has continued to focus attention on credit quality, non-performing assets and concerns about the economy.  While management believes the allowance adequately covers the inherent losses in the loan portfolio, no absolute assurance can be given that further substantial additions will not be required.  The provision is determined pursuant to a quarterly comprehensive analysis of the allowance for loan losses.  The allowance is described in more detail in the Allowance for Loan Losses discussion section (see Appendix 8 & 9) herein.

With a 400 basis point reduction in the prime rate over the past year from 7.25% to 3.25%, the Company’s net interest margin has been severely impacted.  Approximately 40% of our loans are prime based, with the result reflected in our 2008 Appendix I 6.94% earning rate on average loans, as compared to 8.46% for the 2007 year.  Further, loans on non-accrual had impacted this earnings rate by approximately 35 basis points due to over $1.6 million of foregone interest.  Margin compression is a primary concern of management for 2009, especially with regards to increased competition for any type of deposit account.

Average funding sources were modified during 2008 as well, with a greater reliance placed on borrowed funds rather than higher cost deposits.  The reduction of about $30 million in average deposit volumes was offset by an increase in average borrowed funds of $23 million, while the Company’s average assets overall were reduced by $31.4 million in 2008 to conform to new capital levels after substantial intangible and investment impairments were taken.

2007 over 2006

The primary factor in the Company’s reduced earnings in 2007 when compared to 2006 was a $2.2 million increase in the provision for loan losses.  This was brought about by deteriorating real estate market conditions which appeared in the third quarter, and continued through 2008.  Increasing management attention to credit quality, increases in non-performing assets and concern about real estate values led the Company to substantially increase the provision for 2007.

Also contributing to the Company’s reduction in earnings for 2007 was the $4.7 million increase or 34.8% in non-interest expense when compared to 2006.  This increase was primarily brought about by an increase in FTE, the increase in the number of Company locations, and the costs associated with providing deposit documents for prior Northern Nevada Bank customers, as well as the substantial increase in professional expenses to comply with accounting pronouncements, regulatory mandated internal audit services, and SOX 404 requirements.   Personnel, occupancy and deposit service costs increases primarily relate to the full year costs borne in 2007 having to do with the acquisition of Northern Nevada Bank during November 2006.

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

One positive factor during the year was net interest income before provision for loan losses, which amounted to $22.2 million, an increase of 39.3% over 2006.  This change brought about an increase in the Company’s net interest margin, from 3.74% in 2006 to 3.79% for 2007.  A negative factor concerning the Company’s net interest income is the $400,000 of interest income foregone as a result of loans placed on non-accrual during 2007. In addition, the Company reported a provision for income taxes of $625,000 for the year ended 2007 as compared to $1.1 million for the year of 2006.

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

Another factor which contributed to the Company’s improvement in earnings during 2006 compared with 2005 was an increase of $910,000 or 118% in non-interest income.  This increase was mostly due to the substantial increase in unearned income on trading equities which increased $396,000 over 2005 and exchange fee income of $448,000 for 2006 with no corresponding income category for 2005.  A reduction in the provision for loan losses of $298,000 or 27.9% when comparing 2006 to 2005 was also a factor in the yearly earnings improvement for the period ending December 31, 2006.

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

2008 Over 2007

Net interest income before the provision for loan losses for the year ended December 31, 2008 was $19.3 million, as compared to $22.2 million for the same period in 2007.  This represents a decrease of $2.9 million or 13.0%.  Both a decrease in average earning assets and a decrease in the net interest margin contributed to the decrease in net interest income.  Net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings.  The Company’s net interest margin is the net interest income expressed as a percentage of average earning assets.  The margins for 2008, 2007, and 2006 are reflected in Appendix 1, which shows the interest rates earned on loans and investments, and rates paid on deposits and interest bearing liabilities.

Interest income for the year ended December 31, 2008 decreased to $36.8 million from $45.2 million for the year ended December 31, 2007.  This was due to the decrease in both average earning assets and the yield earned on average earning assets during the year.  Average earning assets decreased $23.6 million to $563.2 million for the year ended December 31, 2008 from $586.8 million for the year ended December 31, 2007.  Contributing to this decrease was the $40.4 million reduction in average real estate construction loans reflecting the general decline in economic conditions in the Company’s markets.  The yield earned on average earning assets decreased 116 basis points to 6.54% for the year ended December 31, 2008 from

7.70% for the year ended December 31, 2007.  The yield earned on real estate construction and commercial loans decreased by 258 basis points and 215 basis points, respectively, during the year ended December 31, 2008.  The decline in the yield on average earning assets during 2008 was primarily due to the overall lower interest rate environment in response to the Federal Open Market Committee’s (FOMC) decreases in the Federal funds rate and the increased level of non-accrual loans.  Since December 31, 2007, the prime rate has decreased a total of 400 basis points resulting in a steady decline in short-term interest rates.  Foregone interest income on non-performing assets for the year ended December 31, 2008 was approximately $1.8 million compared to $407,435 for the year ended December 31, 2007.  The mix of the major components of average earning assets stayed constant for the year ended December 31, 2008 compared to the year ended December 31, 2007 with total average investments and total average loans at 18.5% and 81.5%, respectively, of average earning assets for both periods.

Interest expense for the year ended December 31, 2008 decreased to $17.5 million from $23.0 million for the year ended December 31, 2007.  This decrease was primarily due to the decrease in the rates paid on average interest bearing liabilities.  The rates paid on average interest bearing liabilities declined 106 basis points to 3.57% for the year ended December 31, 2008 from 4.63% for the year ended December 31, 2007.  As with the decline in the yield on average earning assets, the decline in the rates paid on average interest bearing liabilities was primarily due to the overall lower interest rate environment in response to the FOMC decreases in the federal funds rate.  The change in the mix of average interest bearing liabilities also had an impact on the Company’s interest expense.  The Company increased its use of short term average borrowed funds to $58.7 million for the year ended December 31, 2008 compared to $35.9 million for the year ended December 31, 2007.  Given the state of the financial markets during 2008, short term borrowings were less costly than interest bearing deposits.  The Company allowed high cost exchange deposits to run-off which caused average savings accounts to decrease by $45.4 million to $27.7 million for the year ended December 31, 2008 when compared to the year ended December 31, 2007.

As a result of the foregoing analyses, the Company’s net interest margin decreased for the year ended December 31, 2008 to 3.43% compared to 3.79% for the year ended December 31, 2007.

2007 Over 2006

Net interest income before the provision for loan losses for the year ended December 31, 2007 was $22 million, as compared to $16 million for the same period in 2006.  This represented an increase of $6 million or about 27%.

During the years ended December 31, 2005 through 2007, the Company’s net interest margin had been impacted by three over-riding conditions.  The first was the continued rising interest rate environment during 2005 and 2006 brought about the actions of the Federal Open Market Committee. The second was the continued improving general economic conditions of the local and regional markets in 2005 and 2006 with an increasing deterioration in these markets during the latter half of 2007.  The third over-riding condition was the continuing extremely competitive loan and deposit pricing by the major banks in the Company’s markets.  As a result, the Company’s net interest margin was 3.79%, and its interest rate spread was 3.07% for the year ended December 31, 2007, compared with 3.74% and 3.05%, respectively, for 2006.

The Company’s 4.36% earnings rate on its investment portfolio for the year ended December 31, 2007, as compared to 4.30% and 3.37% for the same periods in 2006 and 2005, respectively, was an increase of six basis points over 2006 or 1.4%.  This earnings rate was favorably impacted by the increasing rate environment coupled with current period purchases and heavy refinancing in the mortgage backed portfolio.

The Company used an effective tax rate of 37% when calculating the tax equivalent yield of its state, county, and municipal investment portfolio. This was the same factor that was used in 2006; however, 34% was used for calculations during the year of 2005.  Approximately $21.4 million of the investment portfolio was comprised of tax exempt investments which was an increase of $6.8 million from the prior year.

The Company’s rates earned on its loan portfolio during 2007 increased four basis points to 8.46% or an increase less than 1%.  The significant increase in average loans outstanding was the primary contributor to the increase in loan interest income during 2007.  While the prime rate decreased three times from 8.25% to 7.25% during 2007, the weighted average prime rate increased nine basis points during 2007 when compared to 2006.  This resulted in the overall earning rate of 8.46% for the year ended December 31, 2007, a four basis point improvement from the 8.42% rate earned for the year ended December 31, 2006 and a one hundred and twenty seven basis point increase from the 7.19% earnings rate for the year ended December 31, 2005.  As a result of the foregoing, the Company’s gross interest earnings asset rate for the year ended December 31, 2007 was 7.70%, as compared to 7.27% for the same period of 2006, and 6.10% for 2005.

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

Actual earning rates increased on the Company’s investments and loan portfolios over the year ended December 31, 2007 when compared to the same period in 2006; the change in asset mix combined with significant volume increases on total earning assets resulted in the most impact on interest income.  As a result, the Company’s yield on total earning assets increased by 43 basis points during the year ended December 31, 2007 when compared to the same period of 2006, and 117 basis points during the year ended December 31, 2006 when compared to the same period in 2005.   In contrast, interest bearing liabilities also had significant volume increases combined with liability mix changes which had an impact on net interest income.  The cost of interest bearing liabilities increased by 41 basis points during the year ended December 31, 2007 when compared to 2006, and 99 basis points during the year ended December 31, 2006 when compared with 2005.

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

Rate and rate/volume changes combined are shown to have brought about a decline of $1.2 million in net interest income for the year ended December 31, 2007, as compared to the same period of 2006 which had an approximately neutral position.  While the rate and rate/volume effect is negative, this was more than six times completely offset by increases in net interest income due to volume changes.  Total interest income on a volume basis substantially overshadowed the rate and rate/volume effects and accordingly net interest income rose by $6.3 million over the period due to positive variances in loan portfolio volumes.

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

2006 over 2005

Net interest income before the provision for loan losses for the year ended December 31, 2006 was $16 million, as compared to $9.8 million for the same period in 2005.  This represented an increase of $6.2 million or about 63%.  The amount by which interest income exceeds interest expense depends on two factors: the volume and mix of earning assets as compared to that of interest portfolios.  The Company’s net interest margin is the net interest income expressed as a percentage of earning assts.

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

The Company’s 4.30% earnings rate on its investment portfolio for the year ended December 31, 2006 as compared to 3.37% for the same period in 2005, was an increase of 93 basis points over 2005 or 27.6%.  This earnings rate was favorably impacted by the increasing rate environment coupled with current period purchases, heavy refinancing in the mortgage backed portfolio, and the rising interest rates on liquid overnight funds sold on a daily basis.

The Company used an effective tax rate of 37% in calculating the tax equivalent yield of its state, county, and municipal investment portfolio.  Approximately $14.6 million of the investment portfolio was comprised of tax exempt investments which was an increase of $13.2 million from the prior year.

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

As a result of the foregoing, the Company’s gross interest earning assets rate for the year ended December 31, 2006 was 7.27%, as compared to 6.10% for the same period of 2005.

Interest expense for 2006 and 2005 was impacted by the escalating short-term interest rate environment previously noted, and the Company’s interest paid rate on all interest bearing liabilities was 4.22% for the year ended December 31, 2006 as compared to 3.23% for the same period in 2005. The Company’s overall net interest margin increased to 3.74% for the year ended December 31, 2006 as compared to 3.49% for the same period in 2005.

Although actual earning rates increased on the Company’s investments and loan portfolios over the year ended December 31, 2006 when compared to the same period in 2005, the change in asset mix combined with significant volume increases on total earning assets resulted in the greatest change in interest income.  As a result, the Company’s net interest margin increased by 25 basis points during the year ended December 31, 2006 when compared to the same period of 2005.

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

For the same period, the interest costs on deposit liabilities was 4.08% and 5.21% on other interest bearing liabilities for a combined weighted average cost of 4.22% on $358 million of total average interest bearing liabilities.

Non–Interest Income and Non–Interest Expense

2008 Over 2007

Non-Interest Income Overview:

Total non-interest income decreased by $16.7 million for the year ended December 31, 2008.  During 2008, the Company incurred a $13.5 million loss associated with impairment on investment securities.  Exclusive of the impairment charges on investment securities and the realized and unrealized investment and asset gains and losses, non-interest income declined only $63,000 to $1.3 million.  This is after substantial reductions in the number of 1031 QI transactions and the resultant loss of fee income.  Please refer to Non-Interest Income and Non-Interest Expense Table Appendix 3 for additional specific information.

Non-Interest Expense Overview:

For the year ended December 31, 2008, non-interest expenses were $44.4 million, inclusive of a $26.9 million goodwill impairment.  Excluding the impact of the goodwill impairment charge, non-interest expenses were $17.5 million for the year ended December 31, 2008, a decrease of $808,000, or 4.4%, compared to 2007 at $18.3 million and $13.6 million for 2006, respectively.  As a percentage of average earning assets, total non-interest expenses were 7.89% (3.11% excluding the goodwill impairment charge) and 3.12% for the years ended December 31, 2008 and 2007, respectively, and 3.18% for 2006.  The decreases in non-interest expense (excluding the goodwill impairment charge) for the year ended December 31, 2008 compared to 2007 include decreases of $421,000 in other expenses, reductions of $337,000 in advertising and marketing costs, $166,000 in other professional services, $132,000 in travel and education costs and $109,000 in stationary and supplies.  These decreases were partially offset by the $517,000 increase in loan servicing costs, which includes $203,000 in other real estate owned expenses.

The Company’s efficiency ratio is varied for the periods under review due to the Company’s substantial charges for impairments during 2008.  The efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income.  Neither the provision for loan losses nor realized securities gains or losses is factored into the equation. The Company’s efficiency ratio for 2008 was 228.3% as compared to 77.5% for the twelve months ended December 31, 2007 versus 77.2% for the same period of 2006, and 83.4% for 2005.  Generally, while management was able to maintain a relatively constant non-interest expense to average earning assets ratio prior to this year, management was unable to stem the reductions in non-interest income in the short run due to adverse money market conditions and reductions in new loan growth with associated fees and 1031fee income.  Generally speaking, a company’s efficiency ratio rises prior to growth spurts as increases are felt in staffing levels, geographic dispersion of operating units, and volumes of business activity.  Further, it is expected that this ratio falls as resources are placed into perceived “highest and best” use.  Looking towards 2009, the efficiency ratio should show a substantial reduction and is likely to be more in line with periods reported prior to 2008.

Non-interest income:

Included in non-interest income was $617,000 in service charges on deposit accounts for the year ended December 31, 2008, while the amount for the twelve months ended December 31, 2007 was $425,000 and $261,000 for 2006.  The increase in 2008 was primarily due to increases in account analysis charges and non-sufficient funds fees, and electronic banking services made available to customers.

Other service charges, commissions and fees are primarily comprised of safe deposit, referral income and other miscellaneous fees for all periods under review. These fees decreased $7,000 to $45,000 for the twelve months ended December 31, 2008 versus $52,000 for the same period in 2007, and $19,000 for 2006.

Loan documentation fees and other loan charges decreased to $195,000 for the year ended December 31, 2008 as compared to $292,000 and $162,000 for the same periods in 2007 and 2006, respectively.  With the slowing economy and a lesser volume of new loan growth, these fees and other loan charges declined during 2008.

Pre-underwriting fees are a result of agreements with third parties whereby the Company performs certain pre-underwriting activities on SBA loans, which are funded by the third party.  These activities are primarily conducted in the Roseville, California office.  This activity may contribute some additional loan volumes to the Company and provide additional sources of income based on sales of government guaranteed loans to financial intermediaries.  No absolute assurance can be given, however, that this will in fact, occur.  No pre-underwriting fees were earned in 2008 when compared to $26,000 and $9,000 earned for the periods ending December 31, 2007 and 2006, respectively.

Increases in the cash surrender value of bank owned life insurance amounted to $360,000 for the year ended December 31, 2008, compared to $393,000 for the same period in 2007 and $307,000 for 2006.  With continued pressure in insurance company earnings due to disruptions in rates and values of their underlying asset portfolios, we have been made aware that these earnings are likely to be lesser during 2009 as well.

Exchange fee income is the result of agreements with investors whereby the qualified intermediaries perform activities pursuant to IRS code 1031, which allows investors to defer taxes on the exchange of investment property.  The Company earned $82,000, $163,000 and $448,000 in exchange fee income for the years ending December 31, 2008, 2007 and 2006, respectively.  The decreases for 2008 and 2007 are primarily due to the downturn in real estate related activity in all of the Company’s markets.

The Company has liquidated its previously held trading portfolio.  Realized and unrealized gains and losses are recorded in non-interest income.  Due to the decline in the financial markets during 2008, the Company incurred a net trading loss of $997,000 for the year ended December 31, 2008 compared to a net trading gain of $118,000 in 2007 and $443,000 in 2006.

As of January 1, 2007, the Company adopted FAS 159 Fair Value Option for Financial Assets and Financial Liabilities and FAS 157 Fair Value Measurements.  The Company applied FAS 159 to certain USDA/SBA loans that were acquired in late 2003 and early 2004.  Unrealized gains and losses on these fair value loans are recorded in non-interest income.  For the year ended December 31, 2008, the Company had $10,000 in unrealized gains on these loans compared to $77,000 in unrealized losses for the year ended December 31, 2007 and no unrealized gains or losses for the year ended December 31, 2006.  During 2007, the Company recorded $5,000 of realized gains on the sale of such loans.  There were no realized gains or losses in 2008 and 2006.

Non-interest income for the year ended December 31, 2008 included sales transactions of other real estate owned, fixed assets and investment securities.  Loss on the sale of other real estate owned was $194,000 for the year ended December 31, 2008.  This loss was due to the severe declines in real estate values in the Company’s market areas.  There were no sales of other real estate owned in 2007 and 2006.  The Company had a net loss on the disposition of fixed assets of $57,000 for the year ended December 31, 2008 compared to a net gain on the sale of fixed assets of $11,000 and $2,000 for the years ended December 31, 2007 and 2006, respectively.  Due to the price declines in the securities market environment in 2008, the Company incurred a $1.9 million loss on the sale of investment securities for the year ended December 31, 2008.  The company realized gains of $3,000 and $31,000 for the years ended December 31, 2007 and 2006, respectively.

During 2008, the Company incurred impairment charges on investment securities of $13.5 million.  See “Investment Portfolio” in the Balance Sheet Analysis section of this report for additional information on these impairments.

Non-interest expense:

The $73,000 decrease in salaries and employee benefits was primarily due to lower average staffing levels for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Base salary expense decreased $575,000, or 7.4%, during 2008 compared to 2007.  At December 31, 2008, the Company had 99 employees compared to 124 employees at December 31, 2007.  Salaries and employee benefits expense was also positively impacted by a decrease of $148,000 in share-based compensation expense.  These decreases in expenses were unfortunately, more than offset by an increase of $195,000 in group insurance expense and a $410,000 decrease in FAS 91 deferred salary expense associated with a decline in new loan originations during 2008.

Occupancy costs remained flat at $2.7 million for the years ended December 31, 2008 and 2007.  For the year ended December 31, 2008, occupancy costs represented 15.7 % of total non-interest expense (excluding the goodwill impairment charge) and 0.49% of average earning assets.  For the year ended December 31, 2007, occupancy costs represented 14.8% of total non-interest expense and 0.46% of average earning assets.

Advertising and marketing costs decreased $337,000, or 38.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  This decrease was primarily due to the Company’s increased attention to operating efficiencies during 2008.

Loan servicing costs increased $517,000 to $580,000 for the year ended December 31, 2008.  This increase was due to increases in other real estate owned expenses.  As the economy deteriorated during 2008, the Company’s holdings of other real estate owned increased to $2.2 million at December 31, 2008 from $800,000 at December 31, 2007.

Other professional services decreased $166,000 for the year ended December 31, 2008 compared to 2007 mainly as a result of a reduction in consulting fees associated with Sarbanes-Oxley activities.

Travel and education costs and stationary and supplies decreased by $132,000 and $109,000, respectively, for the year ended December 31, 2008 compared to 2007.  Reductions in these expenses were primarily due to the Company’s increased attention to operating efficiencies during 2008.

Other expenses decreased by $865,000 to $601,000 for the year ended December 31, 2008 due to recapture of earlier sundry losses, as well as our heightened attention to the reduction of all non-interest expense categories.

The remainder of expenses which were not separately noted totaled $3.2 million and $3.4 million for the year ended December 31, 2008 and 2007, respectively, a decrease of $200,000, or 5.9%.

In Appendix 3, each of certain other non-interest expense categories are shown with their related percentage of overall non-interest expense, so that one may view their contribution to the overall cost structure of the Company. Further, the Company’s efficiency ratio is also noted.

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

Non-Interest Expense Overview:

Total non-interest expenses increased to $18.3 million in the year ended December 31, 2007 from $13.6 million in the period ended December 31, 2006 and $8.8 million for the year ended December 31, 2005.  As a percentage of average earning assets, total non-interest expenses were 3.12% and 3.18% for the years ended December 31, 2007 and 2006, respectively, and 3.14% for 2005.  The dollar increase of approximately 35% for the year 2007 as compared to 2006; the 55% increase for 2006 over 2005 reflected the continued additions to staff, offices, and data processing capabilities over time, as the Bank continued its expansion in both northern Nevada and northern California over the periods under review.

The Company’s efficiency ratio was varied for the periods under review due to the Company’s substantial growth, as well as the variability in non-interest income.  The efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income.  Neither the provision for loan losses, nor realized securities gains or losses, is factored into the equation. The Company’s efficiency ratio was 77.5% for the twelve months ended December 31, 2007 versus 77.2% for the same period of 2006, and 83.4% for 2005.  Generally, while management was able to maintain a relatively constant non-interest expense to average earning assets ratio, it was unable to stem the reductions in non-interest income in the short run due to adverse money market conditions.

Non-interest income:

Included in non-interest income was $425,000 in service charges on deposit accounts for the year ended December 31, 2007 which represented 30.7% of consolidated non-interest income.  The amount for the twelve months ended December 31, 2006 was $261,000 or 15.5%, and $253,000 or 32.8% for 2005.  Other service charges, commissions and fees are primarily comprised of safe deposit, referral income and other miscellaneous fees for all periods under review. These fees increased $33,000 to $52,000 for the twelve months ended December 31, 2007 versus $19,000 for the same period in 2006, and $23,000 for 2005.

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

Exchange fee income is the result of agreements with investors whereby the qualified intermediaries perform activities pursuant to IRS code 1031 which allows investors to defer taxes on the exchange of investment property.  The Company earned $163,000 in exchange fee income for the year ending December 31, 2007 a decrease of $285,000 and such income represented 11.5% of consolidated non-interest income, compared to $448,000 representing 26.6% of non-interest income for 2006.  There was no such income in prior years.  The decrease for 2007 primarily relates to the downturn in real estate related activity in all markets, which declined precipitously in the third quarter of the year.

The Company has an equity portfolio which is held as a trading account.  Realized and unrealized gains and losses are recorded in non-interest income.  For the year ended December 31, 2007, the Company had an unrealized gain of $118,000 and $443,000 for the years ended December 31, 2007 and 2006, respectively.

As of January 1, 2007 the Company adopted FAS 159 Fair Value Option for Financial Assets and Financial Liabilities and FAS 157 Fair Value Measurements.  The Company applied FAS 159 to certain USDA/SBA loans that were acquired in late 2003 and early 2004.  Unrealized gains and losses on these fair value loans are recorded in non-interest income.  For the year ending December 31, 2007, the Company had $77,000 of unrealized losses on its fair value USDA/SBA loan portfolio.  In addition, the Company also recorded $5,000 of gains on the sale of such loans for the year ending December 31, 2007.  There was no such activity in any of the prior periods.

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

Non-interest expense

The largest increase for any specific category of expenses was in salaries and employee benefits, which were $1.9 million or 25.6% higher in the year ended December 31, 2007 when compared to the same period of 2006, and $3.4 million or 80.4% higher in 2006 than 2005.  Personnel costs approximated 52% of total non-interest expense and 1.6% of average earning assets during 2007 as compared to 56% and 1.8%, respectively, for 2006, and 48% and 1.5% respectively, for 2005.  This primarily reflected the Company’s addition of three office locations with the addition of Northern Nevada Bank in November 2006, and the new Rancho Cordova office during 2007.

The second greatest increase in non-interest expenses was in occupancy costs for the Company.  Occupancy costs amounted to $2.7 million as of December 31, 2007 as compared with $1.9 million at December 31, 2006 and $1.5 million for 2005.  This was due to four additional locations being added for the year, and normal increases in lease costs.  Total occupancy costs increased approximately $788,000 or 41.0% and represented 14.8% of total non-interest expense and 0.46% of average earning assets as of December 31, 2007.  This compares with the increase of 2006 over 2005 in the amount of $389,000 or 25.4% and costs, which represented 14.1% of total non-interest expense and 0.45% of average earnings assets as of December 31, 2006.  In consideration of the delays in obtaining a permanent location for the Bank’s Spanish Springs (Sparks) branch and the downturn in the economy, the Company decided to close the temporary Spanish Springs (Sparks) branch effective March 31, 2008.

The third largest increase in non-interest expenses was in deposit servicing costs which increased $641,000 or 139.7% to $1.1 million for the year ending December 31, 2007 as compared with $459,000 outstanding for the same period in 2006.  The 2007 increase includes core and non-core deposit intangible amortization of $480,000.  Deposit service costs were 6.0% and 0.19% of non-interest expenses and average earning assets, respectively for the year ended December 31, 2007.  The same costs were 3.4% and 0.11%, respectively for the year ended in 2006.  These increases were largely due to the increase in offices at the acquisition of Northern Nevada Bank.

The fourth largest increase in non-interest expense was in accounting, legal and other professional services.  These expenses combined increased a total of $928,000 to $1.5 million for the year ended December 31, 2007.  These costs were 8.2% of non-interest expense and 0.26% of average assets for the year ending in 2007.  This compares to $570,000 for the year ending in 2006 which was 4.2% of non-interest expense for the same period.  Internal auditing, external auditing and tax expenses were $713,000, legal costs were $258,000 and other professional service costs were $527,000 for the year ended December 31, 2007 as compared with $251,000, $120,000 and $199,000, respectively, for the same period ending December 31, 2006.  The increases in these costs were directly related to the growth of the Company, regulatory mandates for increased internal audit reviews, and the implementation of SOX 404 requirements.

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

2006 over 2005

Non-Interest Income Overview:

The Company’s results reflected a higher level of non-interest income in the year ended December 31, 2006 than that ended December 31, 2005.  The overall ratio of non-interest income to average earning assets increased to 0.39% from 0.27% for the year ended December 31, 2006 as compared to 2005.  The “1031” company acquisitions contributed $448,000 or 27% of non-interest income which was unavailable in previous periods.

Non-Interest Expense Overview:

Total non-interest expenses increased to $13.6 million in the year ended December 31, 2006 from $8.8 million in the period ended December 31, 2005.  As a percentage of average earning assets, total non-interest expenses were 3.18% and 3.14% for the years ended December 31, 2006 and 2005, respectively.  The increase of approximately 54% for the year 2006 as compared to 2005 reflects the substantial additions to staff, offices, and data processing capabilities, as the Bank continued its expansion in both northern Nevada and northern California over the periods under review.  Both geographic centers continued to grow as the Company solidified its position in these two markets.

The Company’s efficiency ratio for all the periods under review declined due to the Company’s substantial growth, with the increase in non-interest income.  The Company’s efficiency ratio was 77.2% for the twelve months ended December 31, 2006 versus 83.4% for the same period of 2005.

Non-interest income:

Included in the increase in non-interest income was $261,000 in service charges on deposit accounts for the year ended December 31, 2006 which represented 15.5% of consolidated non-interest income, while the amount for the twelve months ended December 31, 2005 was $253,000 or 32.8%, respectively.  The 2006 increase was impacted by a reduction in wire transfer fees of $24,000 compared to the year ending 2005.  Other service charges, commissions and fees are primarily comprised of safe deposit, referral income and other miscellaneous fees, for all periods under review. These fees decreased $4,000 to $19,000 for the twelve months ended December 31, 2006 versus $23,000 for the same period in 2005.

Loan documentation fees and other loan charges increased to $162,000 for the year ended December 31, 2006 compared to $95,000 for the same period in 2005.

Pre-underwriting fees are a result of agreements with third parties whereby the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party.  These activities were primarily conducted in the Roseville, California office.  Pre-underwriting fees for the periods under review decreased to $9,000 from $25,000 for the periods ending December 31, 2006 and 2005, respectively.

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

The Company has an equity portfolio which is held as a trading account.  Unrealized gains and losses are recorded in non-interest income.  The amount of net trading income was $443,000 for the year ending December 31, 2006, and represented 26.3% of consolidated non-interest income as compared to $47,000 and 6.1% for the same period in 2005.

The total amount of non-interest income for the year ended December 31, 2006 was somewhat impacted by the transactions taken on sale of securities.  Net gains on the sale of securities amounted to $31,000 for the year ended December 31, 2006, as compared to net gains of $12,000 for the same period in 2005.  In addition the Company had a net gain on the sale of fixed assets of $2,000 for the year ending December 31, 2006, as compared to $4,000 for the year ending 2005.

Non-interest expense

The largest increase for any specific category of expenses was in salaries and employee benefits, which were $3.4 million or 80.4% higher in the year ended December 31, 2006 than for the same period of 2005.  Personnel costs approximated 56% of total non-interest expense and 1.8% of average earning assets during 2006 as compared to 48% and 1.5%, respectively, for 2005.  This reflects the Company’s addition of experienced professional staff during all three periods as it aligned its staffing levels to business plan requirements.

The second greatest increase in non-interest expenses was occupancy costs for the Company.  Occupancy costs amounted to $1.9 million as of December 31, 2006 as compared with $1.5 million at December 31, 2005.  This was due to increased branch locations and normal cost of living increases in lease costs.  Total occupancy costs increased approximately $389,000 or 25.4% and represented 14.1% of total non-interest expense and 0.45% of average earning assets as of December 31, 2006.  This compares with the increase of 2005 over 2004 in the amount of $202,000 or 15.2% and costs which represented 17.4% of total non-interest expense and 0.54% of average earnings assets as of December 31, 2005.

The third greatest increase in non-interest expenses was data processing costs for the Company.  Data processing costs amounted to $960,000 as of December 31, 2006 as compared with $733,000 at December 31, 2005.  This was due to increased branch locations, upgrades to the Company’s IT infrastructure and web-sites as well as third party processing system upgrades.  Total data processing costs increased approximately $227,000 or 31.0% and represented 7.1% of total non-interest expense and 0.23% of average earning assets as of December 31, 2006.  This compares with the increase of 2005 over 2004 in the amount of $364,000 or 98.6% and costs which represented 8.3% of total non-interest expense and 0.26% of average earnings assets as of December 31, 2005.  As a result of the Company’s orientation towards being an integrated data provider, telephone and data communication costs have been higher than one might anticipate in a local community institution.  With eight offices in Nevada, two in California and one in Montana all inter-connected to our data center which provides on-line capabilities, the Company’s communication costs have not been unexpected. Based on the technology supported focus of the Company, it is expected that this higher cost area is likely to continue into the future.

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

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for probable loan losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan losses.  Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to absorb losses inherent in the Bank’s loan portfolio. The loan and lease loss provision is determined by conducting a regular evaluation of the adequacy of the Company’s allowance for loan and lease losses and charging the difference, if any, to the current month’s expense.  This has the effect of creating volatility in the amount of charges to the Company’s earnings, based on loan growth, the particular types of loan growth, collateral values, debt service coverage, and various other factors.  See Appendices 8 & 9 for information regarding the activity in the Allowance for Loan Losses.  The provision is determined pursuant to a periodic comprehensive analysis of the Company’s loan portfolio and its allowance for loan losses, as described herein.

2008 over 2007 and 2006

For the years ended December 31, 2008, 2007 and 2006, the Company’s provision for probable loan losses was $4 million, $3 million and $771,000, respectively.  The increase in the current year provision compared to 2007 is due to the significant increase in the Company’s non-performing loan balances.  Non-performing loans increased by $23 million over 2007.  During 2008, economic conditions deteriorated in the primary markets served by the Company, as evidenced by an increase in unemployment, a reduction in the number of home sales and weak consumer confidence.  The increase in the provision for probable loan losses in 2007 was also due to deterioration in loan quality and an increase in non-performing asset balances.  The procedures for monitoring the adequacy of the allowance and detailed information on the allowance are included below in “Allowance for Loan Losses”.

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

The deferred tax provision is intended to account for the fact that income on which the Company pays taxes in its returns differs from pre-tax income in the accompanying Consolidated Statements of Income.  Some items of income and expense are recognized in different years for income tax purposes than in the financial statements.  For example, the Company is only permitted to deduct from Federal taxable income, actual net loan charge-offs, irrespective of the amount of provision for credit losses (bad credit expense) recognized in its financial statements.  This causes what is termed a temporary difference.  Eventually, as loans are charged-off, the Company will be able to deduct for tax purposes what has already been recognized as an expense in the financial statements.  Another example is the accretion of discount on certain securities.  Accretion is the recognition as interest income of the excess of the par value of a security over its cost at the time of purchase.  For its financial statements, the Company recognizes income as the discount related to these securities, which is accreted.  For its tax return, however, the Company can defer the recognition of that income until full par value is received at the maturity of the security.  The first example causes a deferred tax asset to be created because the Company has recognized as an expense for its current financial statements an item that it will be able to deduct from its taxable income in a future year’s tax return.  The second example causes a deferred tax liability, because the Company has been able to delay until a subsequent year the paying of tax on an item of current year financial statement income.

There are some items of income and expense that create permanent differences.  Examples of permanent differences would include:

•                  tax-exempt income from municipal securities that is recognized as interest income for the financial statements but never included in taxable income; and

•                  a portion of meal and entertainment expense that is recognized as an expense for the financial statements, but is never deductible in computing taxable income.

The significant items of income and expense that create permanent differences are disclosed in the third table of NOTE 12 as amounts that cause a difference between the statutory Federal tax rate of 34% and the effective tax rate.  The effective tax rate is the amount of the combined current and deferred tax expense divided by the Company’s income or loss before taxes as reported in the Consolidated Statements of Income.

The amounts of the deferred tax assets and liabilities are calculated by multiplying the temporary differences by the current tax rate.  The Company measures all of its deferred tax assets and liabilities at the end of each year.  The difference between the net asset or liability at the beginning of the year and the end of the year is the deferred tax provision for the year.

Most of the Company’s temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes in the return for the year.  This results in a net deferred tax asset. Deferred tax assets are dependent for realization on past taxes paid, against which they may be carried back, or on future taxable income, against which they may be offset.  If there were a question about the Company’s ability to realize the benefit from the asset, then the Company would have to record a valuation allowance against the asset to reflect the uncertainty.  Given the amount and nature of the Company’s deferred assets, the past taxes paid, and the likelihood of future taxable income, management believes realization is assured for the full amount of the net deferred tax asset and no valuation allowance is needed.

The amounts of the current expense and deferred benefit, the amounts of the various deferred tax assets and liabilities, and the tax effect of the principal temporary differences between taxable income and pre-tax financial statement income are shown in NOTE 12.

Included in the reconciliation table is an item for state taxes.  In addition to the 34% Federal income tax included in tax expense, the Company pays a California franchise tax and certain Montana taxes, as well as Nevada taxes and fees.  These taxes and fees are equivalent to a tax on the Company’s income.  While the California franchise tax rate is almost 11%, the Company may deduct its state franchise tax from its Federal taxable income.  This reduces the effective tax rate for the state tax by 35%.  Montana financial institutions are subject to a corporation tax, which incorporates or is substantially similar to applicable provisions of the Internal Revenue Code.  The corporation tax is imposed on federal taxable income, subject to certain adjustments.  State taxes are incurred at the rate of 6.75% in Montana. Nevada imposes no income tax; however, the Bank pays a 2% employment tax on salaries and benefits and pays an annual branch location fee of $7,000 per location.

At December 31, 2008, the Company had net operating loss carry-forwards in the amount of $11 million as compared to December 31, 2007, when the Company had no net operating loss carry-forwards for federal income tax purposes.  At December 31, 2006, the Company had approximately $217,000 of operating loss carry-forwards for federal income tax purposes.  The Company reported a net tax benefit of $7.0 million for the year ended December 31, 2008 as compared to a recorded $625,000 tax provision for the year ended December 31, 2007 and $1.1 million for the year ended December 31, 2006.  Refer to NOTE 12 of the financial statements for further discussion and analysis of the deferred tax assets.

Financial Condition

Total assets were $556 million at December 31, 2008, a decrease of $70.6 million, or 11.3%, from total assets of $626.6 million at December 31, 2007.  Total assets decreased during 2008 due to a $26.9 million write-off of goodwill, a $13.5 million impairment charge against the value of investment securities and a $34.0 million reduction in net loans outstanding.

As a result of the failing national, state and regional economies, the Company redefined its growth plans for 2008 and 2007.  This is evidenced by the decrease in total assets to $556 million at December 31, 2008 from $626.6 million at December 31, 2007 and $651.5 million at December 31, 2006.  This represents a cumulative two-year reduction of about $96 million since year end 2006, and the growth reported of about $267 million between December 31, 2006 and December 31, 2005.  Of the $267 million growth in 2006, approximately $150 million was due to the acquisition of NNB Holdings, Inc., and approximately $117 million of the growth was internal organic growth.  Between December 31, 2007 and December 31, 2008, total deposits increased $14.7 million or approximately 3.2%, investment securities (not including the trading account) decreased $21 million, or 24.2%, and gross loans decreased by $33.5 million, a decrease of approximately 7.1%.

Historically the Company’s primary deposit growth has come from its branches and a specialized program of tax-free real estate exchange deposits. At December 31, 2008 these exchange deposits totaled approximately $5 million, or 1% of total deposits as compared to December 31, 2007, at $31 million and about 7% of the subsidiary bank’s deposits as compared with $70 million and 14%, respectively for 2006.  Management has intentionally allowed some of these 1031 deposits generated from non-owned QI companies to depart the Bank and has replaced them with lower cost funding sources.

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

See Appendix 4 for a detailed schedule of securities available for sale and held to maturity and Appendix 5 for information regarding the contractual maturities of our debt securities.  Actual maturities will differ from contracted scheduled maturities because obligors may have the right to call for redemption or prepay obligations with or without call or prepayment penalties.

Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued on December 31, 1993, the Company has classified its investments into three primary portfolios; “available for sale”, “held to maturity”, and “trading”.

The investment portfolio serves several purposes: 1) it provides liquidity to mitigate uneven cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits and borrowed funds; 3) it is a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is light; and 5) it may provide partially tax-exempt income. During the Company’s growth since its inception seven years ago, deposit acquisition activities outpaced loan growth until the latter half of 2004.  As a result, the Company’s investment portfolio was the primary placement of interest earning funds over the first two and one half years of the Company’s existence.  Since that time, loan volumes have replaced investment volumes as the primary interest earning asset base.

The Company’s investment portfolio is primarily composed of seven subsets: (1) liquid funds, which include “Fed Funds Sold”, temporary sales of excess funds to correspondent banks, and money market funds with maturities of less than 30 days.  These items are not detailed as an element within the Company’s reported longer-term securities portfolio; (2) US Treasury and Agency issues for liquidity; (3) state, county and municipal obligations which may provide limited tax free income and pledging potential; (4) mortgage-backed securities for cash flow and enhanced earnings; (5) corporate securities; (6) preferred securities, and (7) other equity investments, some of which are readily marketable and carried in investments, and some of which are not readily marketable and are carried in other assets.  For discussion purposes, when we refer to the securities portfolio, we mean investment portfolio subsets 2-6, which are listed as our available-for-sale securities and our held-to-maturity securities on our regulatory reports of condition.  The relative distribution of these groups within the overall portfolio has varied over the periods noted, especially as regards the extent of agency, mortgage-backed, state, county and municipal obligations, other equity and corporate investments held.  They may vary in volume based on investment rates paid, perceived value in a rising or falling interest rate environment, and various other factors having to do with current FOMC activities and money market conditions.  Previously, the trading portfolio consisted of equity investments in listed stocks on the national exchanges and in some instances covered call options were written against issues carried in this portfolio.  This portfolio has very limited volumes at the current time.

Total investment securities were $60.0 million (fair value) at December 31, 2008, exclusive of overnight placements and liquid money market funds of $1.8 million.  This compares to $80.1 million (fair value) of investment securities and $323,000 in liquid money market funds at December 31, 2007.  The investment portfolio declined by $20.1 million from the level at December 31, 2007, primarily from write-downs recorded in 2008 associated with securities that were other-than-temporarily impaired and from the sale of municipal obligations and U.S. agency securities.  These investments were sold in order to reduce the Company’s risk profile and increase liquidity as a result of the isolated, non-recurring and unusual activities of the U.S. Treasury Department that could not be reasonably anticipated with their conservatorship of FNMA and FHLMC.  Such unprecedented and precipitous actions have shaken the confidence of Company management as to unintended consequences that may surface during 2009 in the financial industry and financial markets as a result of Treasury actions.

Total investments averaged approximately $104 million for the year ended December 31, 2008, a 3.6% decrease from the approximately $108 million average reported for the year ended December 31, 2007.  The investment portfolio for the years ended December 31, 2008, 2007 and 2006 comprised 19%, 18% and 28%, respectively, of average earning assets.

The Company wrote-down the value of investment securities by $13.5 million, pre-tax, for the year ended December 31, 2008 due to other-than-temporary impairment of its Fannie Mae (FNMA) preferred stock, Freddie Mac (FHLMC) preferred stock and certain corporate securities (primarily bank pooled trust preferred securities).  The FNMA and FHLMC preferred stock was written down by $12.0 million and the corporate securities were written down by $1.5 million.

Investment Portfolio Credit Quality

Available for Sale and Held to Maturity Portfolios

Investment allocations at December 31, 2008 include U.S. Government and federal agencies (10.3%), Agency mortgage-backed securities (58.5%), state and municipals (25.4%), bank pooled trust preferred securities (2.1%), non-agency mortgage-backed securities (2.4%), preferred securities (0.7%) and corporate securities (0.6%).  The charts below summarize the portfolio distribution and credit quality of the Company’s investment portfolio, using the average of the ratings of Moody’s, Standard and Poor’s or Fitch Ratings, and the portfolio distribution.

	Investment Securities Portfolio
	December 31, 2008
	Par		Fair		Amortized
	Value	%	Value	%	Cost	%
	(Dollars in thousands)
U.S. Government and federal agencies	$6,000	9.8%	$6,198	10.3%	$6,033	10.0%

Agency mortgage-backed	34,271	56.2%	35,090	58.5%	34,762	57.4%

State and municipals:
AAA	2,365	3.9%	2,311	3.9%	2,493	4.1%
AA	4,970	8.1%	4,888	8.1%	5,236	8.6%
A	5,695	9.3%	5,745	9.6%	6,101	10.1%
BBB	1,205	2.0%	1,212	2.0%	1,251	2.1%
NR	1,104	1.8%	1,099	1.8%	1,146	1.9%
Total state and municipals	15,339	25.1%	15,255	25.4%	16,227	26.8%

Bank pooled trust preferred securities:
BBB	750	1.2%	340	0.6%	340	0.6%
NR	2,250	3.7%	896	1.5%	882	1.5%
Total bank pooled trust preferred securities	3,000	4.9%	1,236	2.1%	1,222	2.0%

Non-agency mortgage-backed:
AAA	1,566	2.6%	1,445	2.4%	1,483	2.4%

Preferred securities:
A	500	0.8%	435	0.7%	503	0.8%

Corporate securities:
BBB	250	0.4%	240	0.4%	250	0.4%
NR	95	0.2%	95	0.2%	95	0.2%
Total corporate securities	345	0.6%	335	0.6%	344	0.6%
Total Investment Portfolio	$61,021	100.0%	$59,994	100.0%	$60,575	100.0%

Investment securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Considerations such as the Company’s intent and ability to hold securities, recoverability of invested amount over the Company’s intended holding period and receipt of amounts contractually due, for example, are applied in determining whether the value of a security is other-than-temporarily impaired. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized in the Consolidated Statements of Operations. For the year ended December 31, 2008, the Company determined certain securities to be OTTI, and accordingly, recognized a $13.5 million pre-tax write-down of the securities portfolio. The write-down was determined based on the individual securities’ credit performance and its ability to make its contractual principal and interest payments. Should credit quality of certain securities continue to deteriorate, it is possible that additional write-downs may be required. If economic conditions continue to deteriorate, it is possible that the securities that are currently performing satisfactorily could suffer impairment and could potentially require write-downs. The entire securities portfolio is evaluated each quarter to determine if additional write-downs are warranted.

The Company reviews all investment securities with unrealized losses to determine the duration and severity of the price declines. Management evaluates securities for OTTI based on the severity and duration of each security’s market value decline.

At December 31, 2008, the investment portfolio contained $4.0 million (face value) of securities with unrealized losses for 12 months or greater, with an aggregate loss of $122,000. Of the total face value, $1.1 million consisted of state and municipal securities with a loss of $78,000. The remaining $2.9 million, with an aggregate loss of $44,000, consisted of mortgage-backed securities.  Each of these securities was tested for credit-based price declines using a cash-flow model using a methodology compliant with FAS-115 and EITF 99-20.  For further discussion on other-than-temporary impairment, refer to NOTE 5.

At December 31, 2008, the Company’s investment portfolio had net unrealized losses of $580,000, or 1.0% of amortized cost, down from $1.1 million, or 1.4% of amortized cost at December 31, 2007.  The Company continually evaluates the credit quality and market pricing of the securities portfolio. Based upon these and other factors, the securities portfolio may experience further impairment. At December 31, 2008, management had the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

In early 2008, the Company invested in FNMA and FHLMC preferred stock for the rate of return, safety and soundness of a government sponsored enterprise (GSE) and strong investment rating (AAA).  Subsequent to the investment, the U.S. Department of Treasury placed FNMA and FHLMC into conservatorship in September 2008.  Management deemed that an OTTI existed related to these securities and consequently recorded a $12.0 million pre-tax impairment charge upon the sale of such investments.  The Company held no FNMA or FHLMC preferred stock at December 31, 2008.

Five corporate securities (bank pooled trust preferred securities) were written down in 2008.  Management determined that an OTTI existed due to the inactive market for these securities and, consequently, recorded a $1.3 million pre-tax impairment charge.

The $36.2 million carrying value of the mortgage-backed security portfolio includes $34.7 million of agency-backed securities and $1.5 million of non-agency mortgage-backed securities with a Standard and Poors credit rating of AAA.  The Company has not experienced any OTTI associated with the mortgage-backed security portfolio.

The state and municipal bond portfolio has a carrying value of $16.2 million.  The portfolio consists of federally tax-exempt general obligation and revenue securities which are geographically diversified.  $15.1 million (carrying value) of the municipalities have underlying investment grade bond ratings from Standard and Poors and/or Moody’s and the remaining $1.1 million are not rated.  The Company has not experienced any OTTI associated with the state and municipal bond portfolio.

The bank pooled trust preferred securities portfolio has a carrying value of $1.2 million at December 31, 2008.  As previously noted, five of these securities were written down in 2008.

The preferred securities have a carrying value of $503,000 at December 31, 2008 and a fair value of $435,000.00 for the same period.  The Company has not experienced any OTTI associated with this preferred securities portfolio.

The corporate securities have a carrying value of $345,000 at December 31, 2008.  One of these securities was written down in 2008.  Management determined that an OTTI existed due to the inactive market for this security and, consequently, recorded a $156,000 pre-tax impairment charge.

In addition to credit risk, the other significant risk in the investment portfolio is duration risk.  Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security or portfolio, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rate.  The effective duration of the Company’s investment portfolio at December 31, 2008 was 3.05, as compared with 2.62 and 2.53 as of the same date in 2007 and 2006, respectively.  This slight increase in duration during the year was the result of changes in market rates of interest as well as longer term to maturity municipal securities becoming a larger portion of the overall investment portfolio.

Trading Portfolio

The Company has an equity trading portfolio with a carrying value of $83,000 at December 31, 2008.  The securities held in this portfolio are classified as trading securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company adjusts the value of this portfolio on a monthly basis through the Consolidated Statement of Operations.  Due to the decline in the financial markets, the Company had net realized and unrealized losses of $997,000 for the year ended December 31, 2008, compared to net realized and unrealized gains of $118,000 for the year ended December 31, 2007 for the much larger previous portfolio.  The Company has not experienced any OTTI associated with the equity trading portfolio.

Other Non-Marketable Equity Securities Portfolio

At December 31, 2008, the Company held other non-marketable equity securities with a carrying value of $4.3 million compared to $6.2 million at December 31, 2007.  The $1.9 million decrease was due to a reduction in the amount of Federal Home Loan Bank (“FHLB”) of San Francisco stock held by the Company during the year.  The amount of FHLB stock held by the Company is related to the extent of funds borrowed from the FHLB as of each reporting period.  At December 31, 2008, other non-marketable equity securities were comprised of equity in Pacific Coast Bankers’ Bancshares, a passive investment in Carson River Community Bank, (“CRCB”) and some shares of the Bank’s mutual workman’s compensation insurance carrier that went public, all of which are currently considered to not have readily determinable fair market values.  At December 31, 2008, the amounts of FHLB stock and Pacific Coast Bankers’ Bancshares (“PCBB”) equity shares were $2.7 million and $398,000, respectively, while the CRCB investment was $500,000 and the insurance shares were $138,000.  The remainder of the portfolio consists of the Company’s required equity investments in The Bank Holdings Statutory Trust I and NNB Holdings Statutory Trust I.  These trusts were formed in prior years to facilitate the issuance of capital trust pass through securities, the proceeds from which provided additional regulatory capital for the Company.  All of the above other non-marketable equity investments are carried at cost.

As discussed in “Other Borrowings and Subordinated Debt”, herein, the Company had a total of $27 million in advances outstanding from the FHLB at December 31, 2008.  When the Company borrows from the FHLB, in addition to paying interest on the amount borrowed, it is required to buy a certain amount of FHLB stock based on how much the Company borrowed and the credit quality of the collateral it posted.  As the Company pays off the advance, the FHLB repurchases the FHLB stock from the Company.

As noted above, the Company has a $2.7 million investment in FHLB of San Francisco stock at December 31, 2008.  The FHLBs are currently facing the potential for substantial accounting impairments at December 31, 2008 on their private label, or non-agency, mortgage-backed securities portfolio.  These impairments could significantly impair their capital levels.  Some of the FHLBs could fall below regulatory capital minimums.  If this occurs, those FHLB banks will not be permitted to pay dividends to shareholders and they will not be permitted to repurchase stock from their shareholders.  This could negatively impact the valuation of the Company’s FHLB stock investment.

The accounting guidance for evaluating impairment of FHLB stock is different from the accounting guidance used to evaluate other types of investments.  As discussed in Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others,” FHLB stock is generally viewed as a long-term investment.  Accordingly, when evaluating FHLB stock for impairment, its value should be determined based on the ultimate recoverability of the par value, rather than by recognizing temporary declines in value.  The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as the following:

•                  The significance of the decline in net assets of the FHLBs as compared to the capital stock amount for the FHLBs and the length of time this situation has persisted.

•                  Commitments by the FHLBs to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBs.

•                  The impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBs.

•                  The liquidity position of the FHLBs.

On January 8, 2009, the San Francisco FHLB reported that it was suspending dividends and repurchases of stock in excess of what is required for members’ current loans.  Moody’s Investors Service (Moody’s) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels.  According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit market in general.  Furthermore, Moody’s believes that the FHLBs have the ability to hold the securities until maturity.  The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility (GSECF), a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses.  In addition, the Federal Reserve has begun to purchase direct debt obligations of Freddie Mac, Fannie Mae and the FHLBs.  Moody’s has stated that their Aaa senior debt rating and Prime-1 short-term debt rating are likely to remain unchanged based on expectations that the FHLBs have a very high degree of government support.  Based on the foregoing information, the Company has determined that no impairment charge is warranted on its investment in FHLB stock at December 31, 2008.

The Company has determined that no impairment charge is warranted on its other non-marketable equity securities holdings, as well.

Loan Portfolio

The major component of interest earning assets is the Company’s loan portfolio.  A detailed review of the composition and characteristics of this portfolio is important and germane to any analysis of the financial condition and results of operations of the Company.

A comparative schedule of the distribution of the Company’s loans at December 31, 2008, 2007 and 2006 is presented in Appendix 6, Composition of Loan Portfolio.  The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that particular category.  Further, the figures noted for each category are presented as percentages, for ease of reviewer analysis.  For each period reported, there are no loans being serviced by the institution for the benefit of others, except participation loans sold during the normal course of business.  Further, no loans, other than the USDA/SBA fair value loans, are considered held for sale.

Gross loans including USDA loans at fair value have decreased $33.5 million, or 7.1%, to $441.2 million during the twelve months ended December 31, 2008.  The decrease in loans outstanding was due to the slowing economic activity in the Company’s markets and customer initiated repayments.  As shown in Appendix 6, the largest volume change between December 31, 2008 and December 31, 2007 was the decrease of the Company’s real estate construction loan portfolio.  The Company’s commercial and USDA/SBA portfolios also experienced a decrease in 2008.  These portfolio decreases were partially offset by increases in the real estate term and consumer loan portfolios.

For the years ended December 31, 2008 and 2007, there were no substantive changes in loan concentrations, credit underwriting or credit terms.  At December 31, 2008 and 2007, approximately 80% of loans were classified as real estate loans.

Real Estate Lending

The Banks’ lending activities consist of the origination of both construction and permanent loans on residential and commercial real estate.  The Bank rarely makes residential mortgage loans. The Bank has actively solicited real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to its offices.  The Bank’s lending policies generally establish loan to value guidelines that are less than regulatory limits. The Bank does not originate either conventional or sub-prime 30-year residential mortgages.  The Bank also provides interim construction financing for single-family dwellings.  The Bank also makes lot acquisition loans to borrowers who intend to construct their primary residence on the respective lot.  These loans are generally for a term of three to five years and are secured by the developed lot.

Land Acquisition and Development Loans

Where real estate market conditions warrant, the Bank makes land acquisition and development loans on properties intended for residential and commercial use.  These loans are generally made for a term of 18 months to two years and secured by the developed property with a loan to value not to exceed 80% of cost or 70% of market value, whichever is less.  The loans are made to borrowers with real estate development experience and appropriate financial strength.  Generally it is required that a certain percentage of the development is pre-sold or that construction has been pre-qualified for a term take-out by the Company.

Commercial Real Estate Loans

Loans are made to purchase, construct and finance commercial real estate properties.  These loans are generally made to borrowers who own and will occupy the property.  Loans to finance investment or income properties are made, but require additional equity and higher debt service coverage margins commensurate with the specific property and projected income. The Silverado Bank division also focuses on government guaranteed loans through the Small Business Administration, or SBA.

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

The Committee has established individual loan limits for loan officers, senior lenders and a threshold of loan limits for approval by a combination of senior lenders.  The Committee approves loans above these thresholds after the recommendation of the Chief Credit Officer.

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

Loan Maturities

Appendix 7, the Scheduled Contractual Maturities of the Loan Portfolio presents the contracted maturity distribution for each major category of our loan portfolio and the sensitivity of such loans to changes in interest rates at December 31, 2008.

Off – Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $34.1 million at December 31, 2008 as compared to $62.9 million and $107.5 million at December 31, 2007 and 2006, respectively.  These commitments represented about 8%, 13% and 23% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by and commercial letters of credit totaled $1.6 million, $714,000 and $545,000 at December 31, 2008, 2007 and 2006, respectively.   This total represented an insignificant portion of total commitments outstanding at each noted date.

The importance to and effect on the Company’s revenues, expenses, cash flows, liquidity, capital resources and market risk from the unused portion of the commitments to provide credit cannot be reasonably predicted since there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, please refer to NOTE 14 to the financial statements.

Non–Performing Assets

We manage asset quality and control credit risk through the application of policies, practices and procedures designed to promote sound underwriting and loan monitoring, and the diversification of the loan portfolio.  The loan administration function is charged with monitoring asset quality and establishing credit policies, practices and procedures which are thorough and consistently enforced.  The Company had twenty-seven non-accrual loans totaling $23.8 million at December 31, 2008.  At December 31, 2007, the Company had ten loans on non-accrual which totaled $5.6 million.

	December 31, 2008		December 31, 2007
	Active Balance	Estimated Inherent Loss	Active Balance	Estimated Inherent Loss
	(Dollars in thousands)
Non-Performing Loans
Construction, Acquisition and Development	$35,476	$785	$9,363	$150
SBA Guaranteed	499	—	2,889	—
Total Non-Performing Loans	35,975	785	12,252	150

Other Real Estate Owned
OREO	2,156	—	800	—

Total Non-Performing Assets	$38,131	$785	$13,052	$150

At December 31, 2008 and 2007, all non-performing SBA loans have been written down to the SBA guaranteed portion.  Non-performing construction, acquisition and development loans have been evaluated and management believes that collateral values are sufficient to mitigate any loss potential except as noted.  The OREO properties were written down to estimated fair market value as they were placed in the Company’s OREO portfolio and pursuant to Nevada revised statutes, were written down by an additional amount in excess of the annual 10% required.  Management believes that the properties have sufficient value to mitigate any loss potential; however, no assurance can be given that further loss will not, in fact, occur.

The evaluation of these factors of risk is performed by independent third party review firms that employ credit professionals to determine our adherence to previously established internal guidelines.  These evaluations include many factors, such as loan growth, changes in the composition of the loan portfolio, delinquencies, general economic conditions that could impact the value of collateral, management’s general assessment of loan portfolio quality, and other trends and conditions.  Further, such independent external reviews include evaluating the financial strength of the borrowers, the value of applicable collateral, any prior loan loss experiences, the growth in the loan portfolio, and other conditions.  During the twelve months ended December 31, 2008, two such evaluations were conducted.  In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, review loan quality and the adequacy of the allowance for loan losses.  Their most recent review was conducted in February 2009.

Non-performing assets are comprised of the following:  loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual when they become 90 days past due); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; non-performing investments; and other real estate owned (“OREO”).  Management’s classification of a loan as non-accrual or restructured is an indication that there may be reasonable doubt as to the Company’s ability to collect all the contractually owed principal and/or interest on the loan.  At that point, the Company stops accruing income from the interest on the loan, reverses any uncollected interest that had been accrued but unpaid, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt.  These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued.

Allowance for Loan Losses

The allowance for loan losses (ALL) is established through a provision for loan losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio.  The allowance is increased by provisions charged against current earnings, and reduced by net charge-offs.  Specifically identifiable and quantifiable losses are immediately charged-off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge-off.

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

Peer data for all institutions reported in the Uniform Bank Performance Report for the State of Nevada reflects an allowance for loan losses to loans not held for sale of 1.86% of total loans at December 31, 2008.  This compares to the National Peer Group 3 (all insured commercial banks having assets between $300 million and $1 billion) ratio of 1.38% as of the same date.  For the National Peer Group, loan losses were reported at .49% of average total loans outstanding, on an annualized basis for the year ended December 31, 2008, while it was reported at .18%, for the year ended December 31, 2007 and .11% for the year ended December 31, 2006.

As reported in Appendix 8, the Company’s allowance for loan losses as a percent of gross loans, including fair value loans, was 1.83% at December 31, 2008. The Company had net loan losses of $3.2 million for the year ended December 31, 2008, or 0.69% of average total loans outstanding.  At December 31, 2007, the Company’s allowance for loan losses as a percentage of gross loans was 1.53% and the Company had net loan losses of $1.2 million for the year, or 0.25% of average loans outstanding.

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

Appendix 8 summarizes the activity in the Allowance for Loan Losses for the periods indicated, and Appendix 9 provides information regarding the allocation of the Allowance for Loan Losses.

During 2008 and 2007, we continued to refine and further evaluate certain assumptions and estimation methods related to each primary loan category including peer group and the Company’s loan loss histories.  Prior to 2007, the Company sustained very low levels of loan charge-offs.  The increased level of loan charge-offs in 2008 and 2007, combined with the declining economic environment, have altered our view of certain assumptions made during better times.  As shown in Appendix 9, the Company reallocated the allowance for loan losses at December 31, 2008 as compared to prior years.  Given the continued

deterioration in the economic environment, the Company has a $1.8 million unallocated reserve for losses inherent in the loan portfolio while we had no unallocated reserve at December 31, 2007.  The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes management’s judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance.  The relationship of the unallocated component to the total allowance is likely to fluctuate from period to period.  Although management has allocated the majority of the allowance to specific loan categories, the evaluation of the allowance is considered in its entirety.

Management believes that the ALL at December 31, 2008 is sufficient to absorb losses inherent in the loan portfolio.  This amount is based on the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.  In addition, we carry an allowance for undisbursed loan commitments which is reported as an “other liability.”  At December 31, 2008, 2007 and 2006, such allowance totaled $121,000, $199,000 and $334,000, respectively, and represented 0.35%, 0.32% and 0.32% of loan commitments outstanding, respectively, and 0.03%, 0.04% and 0.07% of total gross loans, respectively.

NON-INTEREST EARNING ASSETS

Non-earning assets are those assets that by their characteristics do not generate interest income for the Company.  Generally speaking, a financial institution would prefer to minimize such assets, which are primarily composed of cash and due from balances, premises and equipment, bank owned life insurance, intangibles and “other” assets.  At December 31, 2008, 2007 and 2006 such assets totaled about $56 million, $64 million and $72 million, and represented approximately 10%, 10% and 11% of total assets, respectively. At December 31, 2008 this total is comprised of $4 million goodwill and intangibles, $21 million non-interest bearing cash and due from banks, $10 million bank owned life insurance, $7 million in property and equipment, $2 million in accrued interest receivable and $10 million in deferred tax assets.

Cash and Due From Banks

Cash on hand and balances due from correspondent banks amounted to $21.3 million at December 31, 2008 compared to $13.9 million at December 31, 2007.  These amounts represented 3.9% and 2.2% of total assets at December 31, 2008 and 2007, respectively.  Of the $21.3 million held at the end of 2008, $14.9 million was held at the Federal Reserve Bank of San Francisco, to reduce the Company’s risk profile.

Premises and Equipment

Premises and equipment, net totaled $7.4 million at December 31, 2008 compared to $7.5 million at December 31, 2007.  This represented 1.3% and 1.2% of total assets at December 31, 2008 and 2007, respectively.  At December 31, 2008, there were no material commitments for capital expenditures, nor were there any fixed or long lived assets held for sale or impaired in value.

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter.  Depreciation and amortization was approximately $1.5 million for the year ended December 31, 2008 as compared to $1 million during 2007.  Appendix 10, Premises and Equipment reflects the balances by major category of fixed assets.

Bank Owned Life Insurance

At December 31, 2008, the Company had $9.8 million in Bank Owned Life Insurance (“BOLI”) classified as a non-earning asset, as compared to $9.5 million at December 31, 2007.  BOLI is an insurance policy with a single premium paid at policy commencement.  Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company.  The costs of certain benefit plans added are funded with BOLI income and projected to have a tax-equivalent return of about 5%.  No assurance can be given that this return will be fully realized, however, especially in light of current realized market volatility in the value of insurance policies’ underlying assets. Please see disclosure under “Subsequent Event” on page 83 hereof.

Goodwill and Intangible Assets

The Company had goodwill of $3.2 million and $29.6 million at December 31, 2008 and 2007, respectively.  During the Company’s annual assessment of goodwill during 2008, the Company recognized an impairment loss of $26.9 million.  Currently, Goodwill is comprised of two components which are: the acquisition of NNB for approximately $2.7 million and CNA Trust for $500,000.  Goodwill is discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Basis of Presentation and Nature of Operations” and “Note 9 — Goodwill” presented elsewhere herein.

Intangible assets consist of core deposit intangibles of $951,000 and $1.1 million as of December 31, 2008 and 2007, respectively, related to the acquisition of NNB Holdings and Northern Nevada Bank.  These assets are amortized over their useful lives, determined to be seven years.

Other Assets

Other assets are primarily composed of accrued interest receivable on investments and loans, certain prepaid accounts, deferred tax assets, and items in process of review and determination as to their ultimate disposition.  These amounts were $12.3 million, $7.3 million and $8.0 million as of December 31, 2008, 2007 and 2006, respectively.  Of the total “other assets”, accrued interest receivable represented 19%, 45% and 42% at December 31, 2008, 2007 and 2006, respectively.

Deferred tax assets amounted to approximately $8.6 million and represent 70% of the “other assets” category for the year ended December 31, 2008, as compared to approximately $3.1 million and 47% for 2007.  Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expenses in its financial statements that it has been allowed to deduct for taxes; therefore, the Company’s deferred tax asserts typically exceed its deferred tax liabilities.  The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation and securities depreciation, net of deferred liabilities which are comprised mainly of fixed asset depreciation differences and deferred loan origination.

The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance is established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

In evaluating the available evidence, management considered historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment was required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation was based on current tax laws as well as management’s expectations of future performance based on its strategic initiatives.  Management evaluated all deferred tax assets and has no reason to believe that either the quality of the deferred tax assets or the Company’s future taxable income potential would preclude the full realization of all amounts in future years.  Changes in existing tax laws and future results differing from expectations could result in significant changes in any deferred tax asset valuation allowance, however.

Deposits

Deposits are the most important source of the Company’s funds for lending and other business purposes.  In addition, the Bank derives funds from investment portfolio interest and principal repayments, loan repayments, advances from the FHLB of San Francisco, repurchase agreements, treasury term borrowings, and loan sales.  Investment portfolio payments and loan repayments can be relatively stable sources of funds, while non-interest bearing and interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and money market conditions.  Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels.  They also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets.  Deposits obtained through the subsidiary Bank have traditionally been the principal source of funds for use in lending and other business purposes.  The Bank has a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates.  These programs include personal and commercial checking, regular statement savings, health savings, interest-bearing checking, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, non-interest demand accounts, 1031 QI accounts, and individual retirement accounts.  Deposits are obtained primarily from individuals and business residents of the Company’s northern Nevada and northern California market areas.

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

The Company’s pursuit of deposit accounts has been patterned along traditional means of acquisition:  new customers coming into a branch facility; returning customers well known to staff or management bringing their relationships over to the Bank; or as the result of calls made by staff, officers, or directors on certain prospective or potential customers.  Further, it is the Company’s goal to have established both deposit and loan relationships with all of the Company’s customers.

Potentially, the most volatile deposits in a financial institution are the large certificates of deposits, those generally over $100,000.  Because these deposits, when considered with other customer specific deposits, may exceed the maximum amount of FDIC insurance for an account, depositors may select shorter maturities to offset perceived risk elements associated with total interest bearing deposit accounts in excess of $250,000.  The Company may find such certificates to be more volatile than those generated within its branches from traditional sources; however, as branches generate additional deposit growth, this effect is somewhat mitigated.  Refer to Appendix 11, Maturity Schedule of Time Certificates of Deposit for more information.

Total deposits, which were $466.0 million at December 31, 2008, increased by $14.7 million, or 3.3%, compared to December 31, 2007.  Increases in time deposits, interest bearing demand and IRA accounts were partially offset by decreases in non-interest bearing demand, savings and money market accounts.  The decreases in non-interest bearing demand, savings and money market accounts are attributed to the FDIC’s takeover of IndyMac Bank and the US Treasury Department’s guarantee of broker/dealer money market accounts during 2008.  As a result, there was a “flight to safety” of customer deposits towards perceived “too big to fail” national competitors such as Wells Fargo and Bank of America, as well as certain investment banks and brokerage houses.  It was only with later FDIC actions to fully guarantee non-interest bearing transaction accounts and to guarantee up to $250,000 in interest bearing accounts that some faith in community banking was restored.  Offsetting the $73.8 million decrease in the non-interest bearing demand, savings and money market accounts were $88.5 million in increases in time deposits, interest bearing demand and IRA accounts.  Most of these increases were in time deposits less than $100,000.  Time deposits less than $100,000 increased $61.2 million, or 34.8%, due to an increase in brokered deposits and special rates granted for new certificate customers.

The Company accepts brokered deposits on a selective basis at prudent interest rates to augment deposit growth.  There were $181 million and $154 million of brokered deposits at December 31, 2008 and 2007, respectively.  The majority of the brokered deposits mature in less than one year.  Brokered deposits are generally less expensive to generate than retail deposits but are not a guaranteed source of funds, which may affect the Company’s ability to raise necessary liquidity.

At December 31, 2008, the Company’s deposits were composed of 11.2% in non-interest bearing demand deposits, 2.3% in interest bearing demand deposits, 3.3% in savings, 13.2% in money market, 1.3% in IRAs, 50.8% in time deposits less than $100,000 and 17.9% in time deposits greater than $100,000, while the composition of deposits was 14.5% non interest bearing demand, 2.1% interest bearing demand, 8.7% savings, 21.7% money market, 0.9% IRA’s, 38.9% in time deposits less than $100,000 and 13.2% in time deposits over $100,000 at December 31, 2007.

Non-Interest Bearing Liabilities

Non-interest bearing deposit liabilities are an integral part of a financial institution’s funds portfolio.  These consumer and business checking accounts provide a relatively stable source of investable funds which are considered among a financial institution’s core deposits.  Non-interest bearing demand deposits totaled $52.1, $65.4 and $73.7 million, respectively, and averaged about 12% of total average deposits for each of the twelve months ended December 31, 2008, 2007 and 2006.

Accrued expenses and other liabilities totaled $5.0 million and $4.0 million respectively at December 31, 2008 and 2007, and are primarily represented by amounts calculated for interest payable and other expenses accrued but unpaid and certain clearing amounts.  Accrued interest payable amounted to $1.4 million at December 31, 2008 and $1.0 million at December 31, 2007.  Reserve for taxes was a debit balance of $2.6 million at December 31, 2008 and was a negative $0.9 million at December 31, 2007.  Accounts payable and other accrued expenses amounted to $6.2 million and $3.9 million for the years ended December 31, 2008 and 2007, respectively.  Minority shareholder interest amounted to $1.1 million at December 31, 2007, while there was none at December 31, 2008.  On February 1, 2008, the Company acquired the remaining 20% of Granite Exchange at a predetermined cost of approximately $1.0 million and is now the sole owner.

Other Borrowings and Subordinated Debt

We may occasionally use Fed funds purchased and short-term Federal Home Loan Bank (“FHLB”) borrowings to support liquidity needs created by seasonal deposit flows to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  Uncommitted lines are available from several correspondent banks, however, the borrowing line at FHLB is dependent on the level of pledged collateral and the extent of FHLB stock held.  There was a total of $116 million available from this source at December 31, 2008 and $100 million at December 31, 2007, less funds drawn, as noted below.  Such funds were made available on an overnight, index-based rate at both December 31, 2008 and 2007.

During 2008, these lines of credit available to us under various agreements with the Federal Home Loan Bank of San Francisco, Pacific Coast Bankers’ Bank, and Zions National Bank were generally available under specified conditions.  The extent of pledged collateral available, the amount of the line and the period over which funds can be drawn may be subject to terms and conditions set forth in an underlying letter of understanding.  At the current time, management is aware that Zions National Bank has entirely removed its previously available line of credit.  Further, Pacific Coast Bankers Bank has said that it will no longer grant credit line availability except on a secured basis.  The FHLB of San Francisco, as a result of its own de-leveraging, has also reduced standard credit lines from 25% to 20% of an eligible institution’s asset base and has concomitantly reduced advance rates for certain types of real estate secured assets.  As a result of such actions, the Bank has applied to the Federal Reserve Bank of San Francisco for additional borrowing capacity.  Should such availabilities be substantially reduced, management would look to other internal and external sources of liquidity to support any reduced availability from current lines, although no absolute assurance can be given that this, in fact, would occur.  As of December 31, 2008, the Company had $27 million in advances outstanding from the FHLB as compared to December 31, 2007, when $70.5 million had been drawn.  As of even date, the Bank still had available credit of $89 million at the FHLB.  As of December 31, 2007, the Company had drawn $110,000 on one of its overnight fed funds lines of credit.  There were no such advances as of December 31, 2008.

Since growth in core deposits may be at intervals different from loan demand, we may follow a pattern of funding irregular growth in assets with overnight borrowings, which are then replaced with core deposits.  This temporary funding is likely to be utilized for generally short—term periods. Refer to Appendix 12, Other Borrowed Funds, which notes the extent of utilization of various funding sources over represented periods.

In 2005, the Company and its Connecticut statutory trust subsidiary, “The Bank Holdings Statutory Trust I”, (the “Trust”) entered into a purchase agreement pursuant to which it was agreed that the trust would issue approximately $15.5 million of floating interest rate trust preferred securities (the “Trust Preferred Securities”).  The Trust Preferred Securities were issued and sold in a private placement exempt from registration under the Securities Exchange Act of 1933, as amended.  The Company acquired an additional $5.2 million in Trust Preferred Securities in the purchase of NNB Holdings, Inc.  The Trust Preferred Securities issued by the Company require quarterly distributions of interest at a floating rate equal to the three month LIBOR plus 1.42% until December 15, 2010 when the rate may be fixed.  The securities acquired from the purchase currently have a fixed rate of 5.95% and will adjust to LIBOR plus 1.85% beginning June 15, 2010.

Economic Value of Equity

The changes in net interest income under rising and declining rate scenarios are typically expected to bear a linear relationship.  The exposure to declining rates is disproportionate in these simulations, however, because some of the Company’s variable deposit rates may be close to a perceived floor.  As rates on interest-bearing liabilities hit this floor, the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin.  This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline.

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

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets.  Based on the Company’s outsourced BancWare asset and liability management software system, the December 31, 2008 EVE under a base case scenario was determined to be $77 million; while at December 31, 2007 it was reported to be $77.8 million.

Capital Resources

At December 31, 2008, the Company had total shareholders’ equity of $37.2 million, comprised of $74.1 million in common stock and surplus, $36.3 million in retained deficits, and $491 thousand in accumulated other comprehensive losses.  Total shareholders’ equity at the end of 2007 was $74.8 million.  The substantial variance is as a result of three significant factors that occurred during 2008.  The first factor concerns the precipitous decline in the value of The Bank Holdings common stock specifically, and financial industry stock values in general, having to do with over-riding economic concerns, FOMC actions reducing interest rates 400 basis points over the past year, the credit market turmoil during the latter half of 2008, and uncertainties surrounding the value of, and transparency reporting of, underlying loan portfolios.

These actions and uncertainties brought into question the fair market value of the Company’s 2006 Northern Nevada Bank and 1031 QI acquisitions.  As a result of revaluing such assets, the Company had a non-cash impairment of such values of $26.9 million.

The second factor which significantly reduced the Company’s capital resources was the conservatorship of FNMA and FHLMC.  This action reduced the value of preferred stock held in the Company’s investment portfolio and brought about an impairment charge of $12.0 million.  Further, credit market turmoil lead to a one-time $1.5 million charge for Other Than Temporary Impairments for several trust preferred securities held by the Company and issued by other bank holding companies.

The third significant factor which entered into the reduction of capital resources is the uncertainty surrounding the depth, length and breadth of the current economic malaise, inextricably tied to the impact of monetary and fiscal policy of the U.S. Government.  The economic recession in effect since December 2007 has affected every facet of our organization, most notably in the ability of our borrowers to repay their contracted obligations.  As a result, we have evaluated our Allowance for Loan Losses and believe the $8 million allowance at 2008 is adequate to meet the loan losses inherent in our loan portfolio.

The Bank and the Company were “well capitalized” at December 31, 2008, the highest regulatory rating rendered.  However, no absolute assurance can be given that this rating will in fact continue unabated during 2009 although the Company has reduced its risk-based capital requirements during 2008 and early 2009 to more adequately reflect its reduced level of capital resources.

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

Leverage Ratio

The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets, less intangibles.  The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base.  The minimum leverage rate is 3%; however, for all but the most highly rated bank hold companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

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

The Company uses a variety of measures to evaluate its capital adequacy with risk-based capital ratios calculated separately for the Bank and the Company.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines.  Based on current regulatory definitions, the Bank is well capitalized, which is the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.  The Company’s current capital position exceeds minimum thresholds established by industry regulators.

The Federal Deposit Insurance Corporation (“FDIC”) has promulgated risk-based capital guidelines for all state non-member banks such as Nevada Security Bank.  These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures.  There are two categories of capital under the guidelines. Tier 1 Capital includes common stockholders’ equity and qualifying minority interests in consolidated subsidiaries, less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  Tier 2 Capital includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.  At December 31, 2008 Nevada Security Bank’s total risk-based assets were $476.8 million.  At December 31, 2007, 2006 and 2005, the Company’s total risk-based assets were $520.4 million, $543.7 million and $516.1 million, respectively.  This roughly indicates the intensity of capital usage when compared to total reported assets as noted elsewhere in the body of this report.

Appendix 15 sets forth the Bank’s and the Company’s regulatory capital ratios as of the dates indicated.

Common Stock Repurchase Plan

During December 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to $3.0 million of the Company’s common stock on the open market or in privately negotiated transactions.  The duration of the program is open ended and the timing of the purchases will depend upon market conditions.  The shares the Company repurchases under the stock repurchase plan are held as authorized but unissued shares.  During the year ended December 31, 2008, the Company repurchased 36,920 shares on the open market for an aggregate purchase price of $46,000.  There were no common stock repurchases in 2007.  At December 31, 2008, the Company had $2,954,000 remaining for the repurchase of common stock shares under the stock repurchase plan, although at this time it is unlikely that this plan will continue in effect during 2009.

Subsequent Event

Effective March 11, 2009, each of Jack B. Buchold, Harold G. Giomi, John N. Donovan, David A, Funk, and Joe Bourdeau, entered into an Agreement For Termination Of Executive Supplemental Compensation And Split Dollar Agreements And Release And Waiver (“Agreement”).  Under the Agreement, each individual will be paid the nominal sum of $10,000 in consideration for the forfeiture of any rights under or interest in the (i) Executive Supplemental Compensation Agreement, as entered into by and between Nevada Security Bank and him  and (ii) the Split Dollar Agreement, as entered into by and between the Nevada Security Bank and him, each of which has been previously filed.  Each of the individuals further released from liability and waived any claims against Nevada Security Bank and The Bank Holdings.  Each of their spouses, where applicable, consented to the Agreement.  Other employees of Nevada Security Bank also entered into identical agreements as well, thus terminating all Executive Supplemental Compensation Agreements and Split Dollar Agreements to which the Bank was a party.

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

Liquidity and Market Risk Management

The Company must address on a daily basis the various and sundry factors which impact its continuing operations.  Three of these factors have been previously discussed:  the economic climate which encompasses our business environment, the regulatory framework that governs our practices and procedures, and credit risk.  This section will address two additional risks specific to the operation of a financial institution that also require active management; liquidity risk and market risk.

Liquidity

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

The liquidity of the Company is comprised of three primary classifications:  cash flows provided by or used in operating activities, cash flows provided by or used in investing activities, and cash flows provided by or used in financing activities.  Net cash provided by or used in operating activities consists primarily of net income or loss adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the twelve months ended December 31, 2008 net cash provided by operating activities was about $3.7 million, compared to $7.4 million used in operating activities in 2007.  The deterioration for the twelve months ended December 31, 2008 over the same period of 2007 was primarily the result of the reduction in the exchange activity and increases in the provision for loan losses caused by the difficulties in the real estate markets in the latter part of 2008.  Similarly, the deterioration for the twelve months ended December 31, 2007 over the same period of 2006 was primarily as a result of the reduction in the exchange activity and increases in the provision for loan losses caused by the difficulties in the real estate markets in the latter part of 2007.

Net cash provided by investing activities, consisting primarily of the activities of securities and loans, was approximately $34.1 million for the twelve months ended December 31, 2008, as compared to $2.4 million for the twelve months ended December 31, 2007. The change in investing activities for 2008 was primarily due to the lower loan origination activities and the shrinkage of the investment portfolio as a result of economic factors in local markets felt by the Company during 2008.

For the twelve months ending December 31, 2008, the net cash used in financing activities was $28.9 million, as compared to cash used in financing of $14.6 million for the same period of 2007.  This change from 2007 acknowledges balance sheet management which reflected the cost of deposit origination in the current, competitive, economic environment.

As of December 31, 2008, non-pledged securities comprised about $17.5 million or 28.9% of our securities portfolio.  Other forms of balance sheet liquidity on that date include vault cash and balances due from banks which totaled $21.3 million.  In addition to the liquidity inherent in our balance sheet, we have off-balance-sheet liquidity in the form of lines of credit from the Federal Home Loan Bank of San Francisco.

Availability on this line totaled approximately $89 million at December 31, 2008.  We manage our liquidity so as to be able to meet any unexpected sudden change in levels of assets or liabilities.  At December 31, 2007, all non-pledged investments were approximately 43% of our securities portfolio.

On a long term basis, the Bank’s liquidity may be met by changing the relative distribution of its asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets.  Further, it may increase liquidity by soliciting higher levels of deposit accounts through promotional activities, the use of deposit brokers, or borrowing from correspondents through drawing on its lines of credit.  At the current time, the long-term liquidity needs of the Bank primarily relate to funds required to support loan commitments, lease obligations, certificate of deposit maturities and debt repayment.  All of these needs can currently be met by cash flows from loan and investment payments and maturities and investment sales if needs be.

The Bank Holdings is a company separate and apart from Nevada Security Bank.  It must provide for its own liquidity.  The private placement which closed August 6, 2006 provided equity with which it may expand its activities, support the continued growth of Nevada Security Bank, and the 1031 qualified intermediary and pay for its obligations incurred during the normal course of business.

	Payments Due By Period
	(dollars in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt Obligations	25,619	—	—	—	25,619
Operating Lease Obligations	5,212	1,061	1,609	897	1,645

Total	30,831	1,061	1,609	897	27,264

Long Term Obligations -

NNB Trups $5,155 million matures 6/15/35

TBH Trups $15,464 million matures 12/15/35

Recently Issued Accounting Pronouncements

See NOTE 24 - New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

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

Appendix 13 sets forth information on the Bank’s estimated net interest income sensitivity profile as of December 31, 2008.  The table illustrates that if there were an immediate downward adjustment of 100 basis points in interest rates and the Bank did nothing further with regard to the active management of its assets or liabilities, net interest income would likely increase by around $203,000, or approximately 0.01%, over the next twelve months.  By the same token, if there were an immediate increase of 100 basis points in interest rates, the Bank’s net interest income would decrease by $281,000 or 0.04% over the next year.  Management does not expect current rates to fall further over the next twelve months.  While the simulations as of December 31, 2008 show potential declines in net interest income in three out of the four scenarios presented, the impact on earnings is negligible.  The Company’s balance sheet is fairly well insulated to interest rate risk and management is proactive in addressing the maintenance of the Company’s net interest margin.  However, the preceding interest rate simulation model discussion does not represent a financial forecast and should not be relied upon as being indicative of future results.

One lesser utilized method of reviewing an institution’s likely changes in net interest income is to analyze its “gap” position.  That is, to look at the dollar volume of assets and liabilities with interest rates earned and paid, that will be repricing in various base periods.  This repricing information is also used in liquidity management.  These repricing characteristics are the time frames within which the interest bearing assets and liabilities are currently subject to change in interest rates, either at replacement, repricing or maturity during the life of the instruments.  Interest rate sensitivity management focuses on the repricing characteristics and the maturity structure of assets and liabilities during periods of changes in market interest rates.  Effective interest rate sensitivity management seeks to examine how and when assets and liabilities respond to changes in interest rates, and quantify the impact of interest rate changes on net interest income.  Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in our current portfolios that are subject to repricing at various time horizons: immediate; within three months; over three to twelve months; one to five years; over five years; and on a cumulative basis.  The differences are known as interest rate sensitivity gaps.

As shown in Appendix 14, Interest Rate Sensitivity Gap, during the first three months of 2009, approximately 37% of interest bearing liabilities could reprice, compared with 35% of all interest earning assets.  This would be characterized as a positive gap, that is, more assets reprice in this period than liabilities.  A negative gap implies that more liabilities than assets reprice in a given time frame, and the intuitive reaction would be that in a falling rate environment, it would be more beneficial to be negatively gapped; that is, interest bearing liabilities drop in price faster than interest earning assets, and in a rising interest rate environment it would be better to have interest earning assets reprice quicker than interest bearing liabilities, thereby creating additional short-term income.

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

Federal Taxation

The Company files a consolidated federal tax return for all entities, using the accrual method of accounting.  All required tax returns have been filed when due. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations.  See NOTE 12 to the Consolidated Financial Statements for additional information.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ reports listed below are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Bank Holdings

We have audited the accompanying consolidated balance sheets of The Bank Holdings and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bank Holdings and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 4 to the consolidated financial statements, effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS)  No. 157 “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted Emerging Issues Task Force (EITF) 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”

/s/ Moss Adams LLP

Stockton, California

March 31, 2009

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2008	2007
ASSETS:
Cash and due from banks	$21,260	$13,857
Liquid money market funds and other short term investments	883	323
Federal funds sold	965	—
Cash and cash equivalents	23,108	14,180
Securities, available for sale	1,766	17,996
Securities, held to maturity (fair value at 2008: $58,228; 2007: $62,093)	58,755	62,280
Equity securities, trading	83	4,729
Other non-marketable equity securities, at cost	4,306	6,214

USDA loans (at fair value, unpaid principal $926)	858	897
Loans, gross	440,363	473,872
Allowance for loan losses	(8,061)	(7,276)
Deferred loan fees, net	(934)	(1,255)
Loans, net	432,226	466,238

Premises and equipment, net	7,396	7,512
Other real estate owned	2,156	800
Bank owned life insurance	9,833	9,473
Intangible assets	951	1,091
Goodwill	3,153	29,612
Other assets	12,312	6,515
TOTAL ASSETS	$556,045	$626,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$52,107	$65,400
Interest bearing demand	10,775	9,432
Savings	15,453	39,439
Money Market	61,499	97,988
IRA’s	6,183	4,123
Time deposits <$100,000	236,784	175,620
Time deposits >$100,000	83,211	59,333
Total deposits	466,012	451,335
Liabilities:
Short term borrowed funds	22,000	62,610
Long term borrowed funds	5,000	8,000
Junior subordinated debt	20,619	20,619
Exchange liabilities	200	4,101
Minority shareholder interest in subsidiaries	—	1,095
Accrued expenses and other liabilities	4,970	4,043
Total Liabilities	518,801	551,803

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 10,000,000 shares authorized; 5,794,179 and 5,831,099 issued and outstanding as of December 31, 2008 and 2007, respectively	58	58
Additional paid-in capital	73,993	73,766
Retained earnings (deficit)	(36,316)	2,139
Accumulated other comprehensive loss	(491)	(1,126)
Total stockholders’ equity	37,244	74,837
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$556,045	$626,640

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Interest and dividend income:
Federal funds sold and other short term investments	$96	$806	$950
Debt securities, taxable	3,492	2,968	3,385
Debt securities, non-taxable	1,132	775	307
Dividends	273	173	242
Loans, including fees	31,833	40,461	25,955
Total interest and dividend income	36,826	45,183	31,039

Interest expense:
Deposits	14,475	19,059	12,881
Other borrowed funds	3,015	3,905	2,202
Total interest expense	17,490	22,964	15,083

Net interest income before provision for loan losses	19,336	22,219	15,956

Provision for loan losses	4,025	3,007	771

Net interest income after provision for loan losses	15,311	19,212	15,185

Non-interest income:
Service charges on deposit accounts	617	425	261
Other service charges, commissions and fees	240	381	190
Income on bank owned life insurance	360	393	307
Exchange fee income	82	163	448
Net (loss) gain on trading securities	(997)	118	443
Unrealized gain (loss) on fair value loans	10	(77)	—
Realized gain on sale of fair value loans	—	5	—
Realized loss on other real estate owned	(194)	—	—
Realized (loss) gain on sale of fixed assets	(57)	11	2
Realized (loss) gain on sale of investment securities	(1,907)	3	31
Impairment charges on investment securities	(13,467)	—	—
Total non-interest income	(15,313)	1,422	1,682

Non-interest expense:
Salaries and employee benefits	9,493	9,566	7,617
Occupancy and equipment	2,739	2,709	1,921
Marketing	529	866	527
Data Processing	538	629	960
Deposit and loan servicing costs	1,641	1,018	604
Accounting legal and tax	907	880	371
Other professional services	452	618	199
Telephone and data communications	599	555	305
Goodwill impairment	26,911	—	—
Other expenses	601	1,466	1,078
Total non-interest expenses	44,410	18,307	13,582

Net (loss) income before income tax (benefit) provision and Minority Shareholder interests	(44,412)	2,327	3,285

Minority Shareholders share of net (loss)/income of subsidiaries	—	(27)	127
Income tax provision (benefit)	(7,028)	625	1,075

NET (LOSS) INCOME	$(37,384)	$1,729	$2,083

Net (loss) earnings per share:
Basic	(6.41)	0.30	0.51
Diluted	(6.41)	0.29	0.49

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008, 2007 and 2006

	Comprehensive Income/Loss	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in thousands, except per share data)

Balance at December 31, 2005		3,124,266	$30	$30,431	$(1,205)	$(554)	$—	$28,702

Stock Options exercised		20		11				11
Shares issued for merger		1,426,208	14	27,569				27,583
Warrants exercised		323,738	3	3,386				3,389
Private placement		678,740	7	11,532				11,539
Stock dividend		278,127

Net income	$2,083				2,083			2,083

Compensation expense related to stock options				416				416
Unrealized minimum projected benefit obligation of defined benefit plan						(522)		(522)

Other comprehensive income:
Unrealized holding gain on securities available for sale arising during the year	400
Less reclassification adjustment for gains included in net income	(33)
Net unrealized holding gains	367					367		367
Comprehensive Income	$2,450

Balance at December 31, 2006		5,831,099	$54	$73,345	$878	$(709)	$—	$73,568

Adoption of fair value option					(464)			(464)
Stock dividend February 15, 2007			4		(4)

Net income	$1,729				1,729			1,729

Compensation expense related to stock options				421				421

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(398)
Less reclassification adjustment for gains included in net income	(19)
Net unrealized holding losses	(417)					(417)		(417)
Comprehensive Income	$1,312

Balance at December 31, 2007		5,831,099	$58	$73,766	$2,139	$(1,126)	$—	$74,837

Cumulative effect of adoption of EITF 06-04, net of tax					(1,071)			(1,071)

Purchase of treasury stock		(36,920)					(46)	(46)

Retirement of treasury stock				(46)			46

Net loss	$(37,384)				(37,384)			(37,384)

Compensation expense related to stock options				273				273

Amortization of unrealized minimum projected benefit obligation of defined benefit plan						65		65

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(14,804)
Less reclassification adjustment for losses included in net income	15,374
Net unrealized holding gains	570					570		570
Comprehensive Loss	$(36,814)

Balance at December 31, 2008		5,794,179	$58	$73,993	$(36,316)	$(491)	$—	$37,244

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Periods Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(37,384)	$1,729	$2,083
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for loan losses	4,025	3,007	771
Stock option compensation expense	273	421	417
Net amortization of securities	201	355	167
Depreciation	517	1,025	650
Activity of trading securities, net	(4,737)	520	(2,507)
Unrealized gain on trading securities	1,131	(118)	(443)
Unrealized (gain)/loss on loans carried at fair value	(10)	77	—
(Loss)/income attributable to minority shareholders	—	(27)	127
Activity of exchange assets, net	(3,901)	(9,189)	13,290
Realized loss/(gain) on sales of fixed assets, net	57	(11)	—
Realized loss on sales of fair value loans	—	5	—
Realized loss/(gain) on sales of available for sale securities, net	13,362	(3)	(31)
Impairment of Goodwill	26,911
Net change in:
Other assets and liabilities, net	3,278	(5,148)	(3,057)
Net cash (used in) provided by operating activities	3,723	(7,357)	11,467

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	19,989	6,177	8,534
Purchases	(16,679)	(9,418)	(4,827)
Activity of securities held to maturity:
Proceeds from sales, maturities, prepayments and calls	32,409	22,033	15,336
Purchases	(32,922)	(7,848)	(27,764)
Activity in non-marketable equity securities, net	1,907	1,464	(1,175)
Investment in non-bank subsidiaries, net	(1,040)	(358)	(3,772)
Decrease (increase) in bank owned life insurance	(276)	2,395	(2,172)
Loan originations and principal collections, net	31,442	(11,498)	(95,714)
Cash and equivalents acquired in acquisitions, net of cash paid	—	—	13,487
Purchases of premises and equipment, net	(692)	(551)	(936)
Net cash used in investing activities	34,138	2,396	(98,953)

Cash flows from financing activities:
Net (decrease) increase in deposits	14,677	(45,662)	32,470
(Payment of) Proceeds from other borrowed funds, net	(43,610)	31,080	31,530
Proceeds from private placement	—	—	11,539
Proceeds from exercise of stock warrants	—	—	3,389
Proceeds from exercise of stock options	—	—	10
Net cash (used in) provided by financing activities	(28,933)	(14,582)	78,938

Net change in cash and cash equivalents	8,928	(19,543)	(8,548)

Cash and cash equivalents at beginning of the period	14,180	33,723	42,271
Cash and cash equivalents at the end of the period	$23,108	$14,180	$33,723

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$17,490	$23,517	$15,083
Cash paid on income taxes	885	1,319	—

Non-Cash Items:

For year end December 31, 2007, the Company adopted FAS 159 and recorded a non-cash decrease to certain USDA and SBA loans of $736,000, a decrease to retained earnings of $464,000 and an increase of deferred taxes of $272,000.

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS

Notes to Consolidated Financial Statements

December 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Principles of Consolidation and Basis of Presentation

On July 9, 2003, the stockholders of Nevada Security Bank approved the exchange of their common stock in Nevada Security Bank for common stock in the newly formed holding company, The Bank Holdings.  This transaction was consummated on August 29, 2003 and was accounted for at historical cost. The consolidated financial statements include the accounts of The Bank Holdings and its wholly-owned subsidiaries, Nevada Security Bank, Rocky Mountain Exchange and Granite Exchange.  Nevada Security Bank was organized on February 26, 2001 and opened for business on December 27, 2001. Rocky Mountain Exchange (formerly Big Sky Property Exchange) and Granite Exchange were both purchased during March 2006.  The Company closed the Rocky Mountain Exchange office located in Bozeman Montana effective July 31, 2008.  All significant inter-company balances and transactions have been eliminated in consolidation.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) interpretation No. 46 Consolidation of Variable Interest Entities, the Company’s investment in The Bank Holdings Statutory Trust I, and NNB Holdings Statutory Trust I, are not consolidated and they are accounted for under the equity method and included in other assets on the consolidated balance sheet.  The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected on the Company’s consolidated balance sheet.

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

During the first quarter of 2006, the Company acquired two qualified intermediary (the “QI”) companies, Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and Granite Exchange, Inc. which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  Rocky Mountain Exchange was located in Bozeman, Montana, and Granite Exchange is headquartered in Roseville, California.  The Company closed the Rocky Mountain Exchange office effective July 31, 2008.  Qualified intermediaries select the financial institution to hold depositor accounts created as part of the exchange transactions.  The exchange balances deposited into the Bank should increase the Bank’s core deposits, decrease the Bank’s loan to deposit ratio, and support future loan growth.  These subsidiaries have been consolidated on the Company’s books.

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

These entities are collectively referred to herein as the Company.  Segment information is presented in NOTE 20.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States of America and general practices within the banking industry, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, material estimates that are susceptible to substantial change over the longer term relate to the determination of loan origination costs, equity-based compensation, goodwill and income taxes.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, demand amounts due from banks (including cash items in the process of clearing), liquid money market funds and federal funds sold.  Cash flows from loans, deposits, and proceeds from issuance of common stock are reported net.  The Company maintains amounts on account with other institutions which, at times, may exceed federally insured limits.  A significant concentration exists with relation to deposits held at Pacific Coast Bankers’ Bank, Nevada Security Bank’s primary correspondent bank. A significant concentration exists with relation to deposits held at Nevada Security Bank as depository for the Company’s 1031 QI’s.  The Company has not experienced any losses on any such accounts.

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

Other Than Temporary Impairment of Investment Securities

Securities are evaluated quarterly to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary, such as the ability to collect amounts due per the contractual terms of the investment security agreement. The term “other than temporary” is not intended to indicate that the decline in value is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  There were significant impairments taken for the year ending December 31, 2008.  See NOTE 5 – Securities.

Trading Account & Derivative Financial Instruments

The Company’s “trading account” consists of specific equity investments that are carried at market value and separately reported in NOTE 5 - Securities.  Unrealized gains and losses are included in earnings as non-interest income.  Gains and losses on the sale of equities are recorded on the trade date and are determined using the specific identification method.

The Company has a policy that provides for the use of derivative financial instruments held or issued for “trading account” purposes.  These instruments are utilized for risk management purposes, and are measured at market value with gains or losses represented in earnings.  Equity investments comprise the major portion of “trading account” assets. “Derivative financial instruments” are exchange traded covered call options written on some, but not all, of such equity investments.  These options are carried at market value and are recorded in other liabilities.  None existed as of December 31, 2008 or 2007.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement by both entities that obligates the Company to repurchase them before their maturity.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the following estimated lives of the assets.

Buildings	39 years
Furniture and Equipment	3 – 20 years
Automobiles	3 years

Amortization of leasehold improvements is computed principally by the straight line method over the term of the lease or the estimated useful life of the assets, whichever is shorter.  Amortization expense on assets acquired under capital leases, which are being amortized over the lease terms, is included with depreciation expense on owned assets.  There are no capital leases outstanding as of December 31, 2008.

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Other real estate owned totaled $2.2 million and $800,000 at December 31, 2008 and 2007, respectively.

Goodwill and Intangible Assets

For acquisitions, the Company records the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired by the Company. The Company tests goodwill annually for impairment. Such tests involve the use of estimates and assumptions. See NOTE 9 – Goodwill.  Intangible assets other than goodwill, such as deposit-based intangibles which are determined to have finite lives, are amortized over their estimated useful lives, which is approximately seven (7) years.  See NOTE 8 – Intangible Assets.

Non-Marketable Securities

Non-marketable securities are included in other equity securities on the balance sheet.  These securities include debt and equity investments acquired for various regulatory, investment and other purposes.  These securities are recorded at cost as we believe that the cost of these investments is initially the best indication of estimated fair value unless there have been significant subsequent negative developments that justify an adjustment.  The Bank is a member of the Federal Home Loan Bank (FHLB) system and is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB.  The recorded amount of the FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Portfolio).  The Bank also has an investment in Pacific Coast Bankers’ Bancshares (PCBB), its correspondent bank, to facilitate transactions between the two companies.  The Bank has a small investment in an insurance company that provides workman’s compensation insurance to the bank.  The Company has made some additional equity investments in its qualified intermediaries and has a small investment in Carson River Community Bank which was opened during 2006.

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

Pre-underwriting fees

The Company has agreements with third parties under which the Company performs certain pre-underwriting activities on SBA loans which are funded by the third party. These activities are conducted in the Silverado Bank division.  The Company is required to refund any fee paid, in the event of delinquency, default, or early payoff during the first six months of the loan term.  Management records a liability equal to 100% of the fee at the date the fee is received, less any commissions, fees or incentives paid to individuals involved in the transaction.  This liability is reduced ratably over the six month contingency period.  There were no such fees taken during the year ended December 31, 2008 or 2007.

Income Taxes

The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

In evaluating the available evidence, management considers historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance based on its strategic initiatives.  Changes in existing tax laws and future results differing from expectations may result in significant changes in any needed deferred tax assets valuation allowance. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

The Company accounts for uncertain tax positions in accordance with FIN 48. An uncertain tax position is defined by FIN 48 as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not the Company is required to make judgments and assumptions to measure the amount of the tax benefits to be recognized based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated statements of financial condition and the consolidated statements of operations.

The Company files its income taxes on a consolidated basis.  The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for taxes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Therefore, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between tax and financial statement carrying amounts and the basis of existing assets and liabilities.  The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

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

In 2005, the Company entered into salary continuation agreements with certain executive officers.  The plans provide for annual lifetime benefits.  The Plan, which is treated as a defined benefit plan, gave rise to prior service costs and an attendant deferred tax asset of $1.2 million as of January 1, 2005, which is being amortized on a straight line basis over an estimated average service life of eleven years.  As of December 31, 2008, the total unrecognized prior service costs were $726,000 which is now subject to treatment under FAS No. 158 as Other Comprehensive Expense.

The benefit obligation under the plan totaled $3.2 million for the year ended December 31, 2008 and $2.6 million for the same period in 2007.  The benefit obligation under the plan totaled $2.0 million for the year ended December 31, 2006 and $1.5 million for the same period in 2005.

In connection with these plans, the Company holds single premium life insurance policies (BOLI) with cash surrender values totaling $9.8 million and $9.5 million at December 31, 2008 and 2007, respectively.

During 2007, the Company liquidated $3.4 million of bank owned life insurance that had been acquired in the merger with Northern Nevada Bank.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation.  The Company bears the costs for the plan’s administration.  The related expense was not material for the years ended December 31, 2008, 2007, and 2006.  In connection with this plan, life insurance policies were purchased with cash surrender values totaling $439,000, $584,000 and $468,000 at December 31, 2008, 2007 and 2006, respectively, which are included on the consolidated balance sheet in other assets.

In September 2006, the Emerging Issues Task Force (“EITF”) ratified EITF issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspect of Endorsement Split-Dollar Life Insurance Arrangements”.   This ruling provides that the Company should recognize a liability for future benefits based on the agreements held with employees.  The issue was effective for fiscal years beginning after December 15, 2007.  The Company adopted this pronouncement effective January 1, 2008 and recorded an initial liability of $1.6 million with an offsetting adjustment to retained earnings of $1.1 million and deferred taxes of $0.5 million, pursuant to this accounting pronouncement.  At December 31, 2008, the liability was $1.7 million.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 100% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund.  The Bank may make a discretionary contribution to match a specified percentage or dollar amount of the participants’ annual contributions.  The matching contribution is discretionary; it vests over a period of one year from the participants’ hire date and is subject to the approval of the Board of Directors.  For the years ended December 31, 2008 and 2007, the Company’s matching contribution was $1,200 per participant and totaled $111,000 for 2008.

Stock Compensation Plan

At December 31, 2008, the Company had a stock-based employee compensation plan, which is more fully described in NOTE 17.  On January 1, 2006, the Company adopted FASB Statement No 123(R), Accounting for Share Based Payments.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on the grant-date fair value of the award.  The fair value is amortized over the requisite service period (generally the vesting period).

On December 28, 2005, the Directors of The Bank Holdings approved the acceleration of non-qualified stock options granted under The Bank Holdings Stock Option Plan of 2002 as amended.  Non-qualified options previously granted under this Plan were to be vested over a five year term.

The Company determines the fair value of each option grant on the grant date using the Black-Scholes pricing model (1) that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend yield and the risk-free interest rate over the expected life of the option.  There were no stock option grants in 2008.  The assumptions for determining fair values for 2007 and 2006 are provided in the following table:

	2008	2007	2006
Assumptions for determining fair values:
Dividend yield	N/A	0.0%	0.0%
Projected stock price volatility	N/A	26.94%	23.85%
Risk-free interest rate	N/A	3.73%	4.69%
Expected life of options (in years)	N/A	7.0	7.0
Fair value per option	N/A	$6.62	$5.44

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

(Loss) Income Per Common Share

(Loss) Income per share for all periods presented in the Consolidated Statements of Operations is computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of December 31, 2008 were 688,431.  The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Years Ended December 31,
	2008	2007	2006 (1)

Average number of common shares outstanding	5,828,697	5,831,099	4,117,351
Effect of dilutive options	—	137,588	119,834
Effect of dilutive warrants	- 0 -	- 0 -	52,937
Average number of common shares outstanding used to calculate diluted earnings per common share	5,828,697	5,968,687	4,290,122

Net (loss) income	$(37,384)	$1,729	$2,083
Basic net (loss) income per share	$(6.41)	$.30	$.51
Diluted net (loss) income per share	$(6.41)	$.29	$.49

(1) Reflects the 5% Stock Dividend declared on February 15, 2007.

Stock options are not included in the calculation of earnings per share when a loss occurs because the potential conversion to common stock would be anti-dilutive.  There were 219,930 and 99,903 anti-dilutive weighted shares excluded from the calculations for the same period in 2007 and 2006, respectively.

Off-Balance Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance sheet instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  Comprehensive income includes net income or loss and other comprehensive income or loss.  The Company’s sources of other comprehensive income are derived from unrealized gains and losses on investment securities available for sale and amortization of prior service costs for the defined benefit plan.  Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in the net income of the current period that also had been included in other comprehensive income or loss as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period.  The reconciliation of transactions affecting Accumulated Other Comprehensive Income is included in the Consolidated Statements of Stockholders’ Equity for the periods indicated.

Reclassification

Various reclassifications have been made to the consolidated balance sheet at December 31, 2008 and the consolidated statements of operations for the periods ended December 31, 2008 and 2007, in order to be consistent with the presentation at December 31, 2008.  Further, certain captions have had revisions to more accurately reflect activities of the Company.  There were no changes to previously reported stockholders’ equity or net income.

NOTE 2 – BUSINESS PLAN

As frequently noted elsewhere in this report, our 2008 results reflect a substantial loss of the year as a result of three over-riding situations: 1) during the third quarter of the year we recorded a non-cash charge of $26.9 million related to the impairment of goodwill due to the decline in the stock price and the resulting difference between market capitalization of the Company and its book value; as reported, this non-cash charge had no effect on the company’s cash balances or liquidity; 2) during the third quarter of the year we posted a loss on Fannie Mae and Freddie Mac preferred stock purchased in earlier periods as well as “Other Than Temporary Impairments” (OTTI) on other investments held by the company.  These losses totaled $13.5 million and substantially depleted Holding Company cash balances; and 3) during 2008 the rapid deterioration in the economics of the Northern Nevada and Northern California markets brought about substantive increases in non-performing assets and other real estate owned and reduced interest income by almost $2 million.

The Board of Directors, in responding to these financial challenges and increasing regulatory scrutiny, has initiated a number of strategies aimed at increasing capital, reducing lending exposures, increasing liquidity, strengthening earnings and evaluating various strategic options through the assistance of investment banking firms well known to our Company.

Such plans include, but are not limited to: 1) the forfeiture of retirement plan assets held by the company for the benefit of certain senior personnel.  The reduction of accrued liability will enhance second quarter 2009 earnings, contributing both liquidity as a result of the cash received upon liquidation of the assets, earnings for the year, and hence, capital; 2) the closure of under-performing branches and the concomitant reduction in staffing levels, positively affecting earnings by reducing operating costs; 3) shrinking the Bank by reducing the level of brokered deposits through cash flow provided by AFS investments; and 4) enhancing capital ratios by collection of loans, reduction of asset size and other activities appropriate to the ever evolving economics surrounding the Company.

While we continue to persevere in our quest to “right-size” the organization in response to current economic considerations and heightened regulatory supervision of all financial institutions, we are ever cognizant that in the current financial environment, the best laid plans may go awry. Economic risks and regulatory actions could precipitate declines in the results anticipated by the Company during 2009 which could adversely affect the Company’s continuing operations.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.   In the event our regulators deem us to be less than well-capitalized, they have the ability to place constraints on our operating practices.  Those constraints may include, but are not limited to, regulatory approval to accept brokered deposits, restrictions on capital distributions, expansion, asset growth, management changes, rates paid on deposits and other items.

NOTE 3 – RESTRICTIONS ON CASH AND AMOUNT DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2008 and 2007, these reserve balances required amounted to approximately $2.7 million and $2.9 million, respectively.

NOTE 4 – FAIR VALUE MEASUREMENT

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

The Company believes its adoption of FAS 159 will have a positive impact on its ability to better manage the balance sheet and interest rate risks which were associated with this group of specifically acquired assets while potentially benefiting the net interest margin, net interest income, net income and earnings per common share during future periods.  These loan purchases were initiated when the Company’s sole subsidiary at the time, Nevada Security Bank, was just two years old and suffered from a lack of substantive loan growth.  Further, interest rates were at a very low ebb and these loans were purchased at a yield of approximately 5%.  While this yield was approximately 150 basis points greater than the Bank’s investment portfolio yield, loan portfolio yields for internally generated loans were in the range of 7.5%.  As a result, purchased loans were available in the market at narrower spreads and higher interest rates.  With a lower than market coupon rate, and substantial premiums paid at acquisition, the Company’s cost basis of these purchased loans recorded on the statement of condition did not properly reflect the true opportunity costs to the Company.

FAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participants use in pricing the financial instrument.  In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.  These loans may be sold in a secondary market with a limited number of active market participants.  An active market quote to determine pricing and the current market value of these loans in the secondary market was completed as of December 31, 2008 and obtained from a recognized investment brokerage house.  These factors met the definition of the most advantageous market and form the basis of the determination of a precise method for determining the value of these loans.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis, as of December 31, 2008.

Description of Financial Instrument	December 31, 2008	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)

Securities Available for Sale	$1,766	$—	$1,766	$—
Trading Securities	83	83	—	—
USDA Loans	858	—	858	—
Total	$2,707	$83	$2,624	$—

The following table summarizes the Company’s assets and liabilities measured at fair value on a non-recurring basis, as of December 31, 2008.

	December 31, 2008	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired Loans	$37,495	—	—	37,495
OREO	2,156	—	—	2,156
Total	$39,651	$—	$—	$39,651

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

The fair value measurements for impaired loans are performed pursuant to FAS 114 and are based upon either collateral values supported by appraisals, or discounted cash-flow assumptions.  All but five of the impaired loans at December 31, 2008 have collateral to support their fair values.  Adjustments for fair value of impaired loans are a component in determining the overall adequacy of the loan loss reserve.  Consequently, adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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

During 2008, a pre-tax net unrealized gain of $10,000 was recorded in earnings, representing the change in fair value of these loans from the fair value at December 31, 2007.  During 2007, a pre-tax net unrealized loss of $77,000 was recorded in earnings, representing the change in fair value of these loans from the fair value election date of January 1, 2007.  The fair value at December 31, 2008 and 2007 was calculated using fair value hierarchy level two and in the same manner as the valuation at January 1, 2007.

NOTE 5 – SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Securities available for sale
Corporate	$1,316	$15	$—	$1,331
Preferred securities	503	—	(68)	435
Total securities available for sale	1,819	15	(68)	1,766

Securities held to maturity
U.S. Government and federal agencies	6,033	165	—	6,198
State and municipal	16,227	20	(992)	15,255
Corporate	250	—	(10)	240
Mortgage-backed	36,245	428	(138)	36,535
Total securities held to maturity	58,755	613	(1,140)	58,228
Total investment securities	$60,574	$628	$(1,208)	$59,994

Trading equity securities	$102	$—	$(19)	$83

	As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)

Securities available for sale
U.S. Government and federal agencies	$6,136	$19	$(96)	$6,059
Corporate	4,274	25	(747)	3,552
Preferred securities	6,998	—	(108)	6,890
Mortgage-backed	1,512	—	(17)	1,495
Total securities available for sale	$18,920	$44	$(968)	$17,996

Securities held to maturity
U.S. Government and federal agencies	$12,596	$112	$(4)	$12,704
State and municipal	21,400	100	(157)	21,343
Corporate	794	18	—	812
Mortgage-backed	27,490	50	(306)	27,234
Total securities held to maturity	$62,280	$280	$(467)	$62,093
Total investment securities	$81,200	$324	$(1,435)	$80,089

Trading equity securities	$4,168	$782	$(221)	$4,729

At December 31, 2008 and 2007, securities in the investment portfolio with a carrying value of $40.0 million and $45.5 million, respectively, were pledged as collateral or for other purposes as required or permitted by law.  Of the amounts pledged, $33.0 million was pledged for FHLB borrowing as of December 31, 2008, and $7 million was pledged to support public deposits.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2008 is shown below.  Over certain interest rate environments, some, or all of these securities may be called for redemption by their issuers prior to the scheduled maturities.  Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$5,260	$5,376
After 1 year through 5 years	—	—	1,023	1,062
After 5 years through 10 years	—	—	538	556
After 10 years	1,819	1,766	15,689	14,699
Mortgage-backed securities	—	—	36,245	36,535
	$1,819	$1,766	$58,755	$58,228

For the year ended December 31, 2008 realized gains and losses from sales of securities available for sale were approximately $54,000 in gains and $13,467 million in losses as compared to $4,000 in gains and $3,000 in losses for the same period in 2007 and $11,000 in gains and $3,000 in losses for the same period in 2006.  Realized gains and losses from sales of securities held to maturity were approximately $90,000 in gains and $348,000 in losses in 2008.  Realized gains and losses in the trading account were $67,000 in gains and $1,559 million in losses for the period ending 2008 as compared to $18,000 in gains and $16,000 in losses for 2007.  The results of these activities resulted in net realized losses on sale of investment securities of $15.4 million for the year ended 2008 and net realized gains of $3,000 for 2007.  The trading account had net realized and unrealized losses of $1,131,328 for the year of 2008, as compared to net gains of $118,000 for 2007 and $443,000 for 2006.

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	As of December 31, 2008
	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
Preferred securities	$435	$(68)	$—	$—	$435	$(68)

Securities held-to-maturity
State and municipal	13,762	(914)	1,059	(78)	14,821	(992)
Corporate	240	(10)	—	—	240	(10)
Mortgage-backed securities	8,223	(94)	2,904	(44)	11,127	(138)
	$22,225	$(1,018)	$3,963	$(122)	$26,188	$(1,140)

	As of December 31, 2007
	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Government and federal agencies	$—	$—	$5,346	$(96)	$5,346	$(96)
Corporate	2,260	(647)	488	(100)	2,748	(747)
Preferred securities	2,342	(74)	216	(34)	2,558	(108)
Mortgage-backed securities	—	—	1,495	(17)	1,495	(17)
	$4,602	$(721)	$7,545	$(247)	$12,147	$(968)
Securities held-to-maturity
U.S. Government and federal agencies	$3,142	$(4)	$—	$—	$3,142	$(4)
State and municipal	8,836	(110)	3,140	(47)	11,976	(157)
Mortgage-backed securities	714	(2)	18,948	(304)	19,662	(306)
	$12,692	$(116)	$22,088	$(351)	$34,780	$(467)

Impairment Analysis

Market prices are affected by general market conditions which reflect prospects for the economy as a whole, and by industry specific information as well as information specific to an obligor. Such declines are investigated by management. Acting upon the premise that a write-down may be required, the Company considers all available evidence in its evaluation of whether the decline is other-than-temporary.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing and banking industries have severely constricted the securities markets. The limited secondary market for various types of securities has negatively impacted securities value since there are occasionally no active security markets for certain types of obligations.  Accordingly, the Company performs a quarterly review of each investment security within the segments noted in the table on the next page to determine the nature of the decline in the value of investment securities. The Company evaluates if any of the underlying securities have experienced OTTI. The Company begins by evaluating whether an event or change in circumstances has occurred in the quarter that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”). Impairment indicators include, but are not limited to:

•	A significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer.
•	A significant adverse change in the regulatory, economic, or technological environment of the issuer.
•	A significant adverse change in the general market condition of either the geographic area or the industry in which the issuer operates.
•

A bona fide offer to purchase (whether solicited or unsolicited), an offer by the issuer to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment.

•

Factors that raise significant concerns about the issuer’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.

Numerous factors are considered in such an evaluation and their relative significance varies from case to case. The Company believes that the following factors may, individually or in combination, indicate that a security should be evaluated further to determine if a decline may be other-than-temporary and that a write-down of the carrying value maybe required:

•	The length of the time and the amount of price severity in which the market value has been less than cost.
•	External credit rating declines.
•

The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in market conditions, technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential.

•	The intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company’s OTTI evaluation process is performed in a consistent, systematic, and rational manner and includes a disciplined evaluation of all available evidence. This process is applied at the individual security level and considers the causes, severity, length of time and anticipated recovery period of the impairment. Consideration is also given to management’s intent and ability to hold the security over the anticipated recovery period. Documentation is vigorous and extensive as necessary to support a conclusion as to whether a decline in market value below cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached.

The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI guidelines provided by the pertinent authoritative literature. FSP FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP FAS 115-1”) is applied to address considerations of whether an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. Structured securities, including non-agency MBS, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA (Standard & Poor’s) or purchased at a significant premium are evaluated using the guidance of EITF Issue 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets” (“EITF 99-20”). Securities determined to not have OTTI under EITF 99-20 are required to be evaluated using the guidance of SFAS No. 115. Impairment is assessed at the individual security level. An investment security is considered impaired if the fair value of the security is less than its cost basis. Once the security is considered impaired, a determination must be made to see if the impairment is other-than-temporary. If the security is considered other-than-temporarily impaired, an impairment loss is recorded to non-interest income. The OTTI assessment under the SFAS No. 115 segment is based on the performance of the issuer for corporate or municipal bonds or the collateral in the case of structured securities. The financial performance is evaluated to determine if the financial performance will adversely affect the contractual cash flows of the related security. The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to structured securities that, on the purchase date, were rated below AA or those purchased at a significant premium (generally 10% or more) which might result in the Company not recovering substantially all of its investment. The evaluation for OTTI utilizes the best estimate of cash flows from a market participant’s perspective to determine fair value incorporating the risk of defaults. The cash flows are considered to be adversely impacted if the present value of the future cash flows is less than the present value calculated in the prior period using the same methodology. For all securities evaluated under EITF 99-20 and SFAS No. 115, if the length of time needed to recover becomes longer and the magnitude of the decline in value becomes more significant, the evaluation for OTTI of the individual security is more extensive.

Fair values obtained from an independent third party or from third party pricing in combination with the internal pricing models are used as part of the evaluation of OTTI. If current pricing indicates a price decline, the Company considers securities with significant price declines or deterioration in fair value in conjunction with the duration of such to determine whether an OTTI evaluation is required. For structured bonds, an evaluation is performed using modeling software. Other securities may require a separate credit evaluation performed internally unless the circumstances dictate the use of an external credit evaluation. The evaluation focuses on the expected cash flows from the individual security taking into consideration the credit quality of the security, including the anticipated inherent losses indicated from the underlying issuers or collateral, the probability of contractual cash flow shortfalls and the ability of the securities to absorb further economic declines. Credit support, if applicable and appropriate, shall also be considered when performing the OTTI evaluation. All relevant information is considered including the credit history of the security and the business sector. All assumptions used to perform an evaluation of projected cash flows are corroborated from one or more market participants. The cash flows used for the OTTI assessment are obtained from a market participant or developed internally, based on events and information that management estimates a market participant would use in determining the current value. For securities not previously recognized as OTTI, a determination of adversely impacted cash flows will merit recognition as OTTI. Securities previously recognized as OTTI will have their cash flows tested and the result compared to their prior cash flows estimates to determine if further OTTI recognition is warranted.

Once the evaluation has been completed a determination is made whether an individual security is considered OTTI. The OTTI amount is recorded as impairment on investment securities in the period in which it occurs. Once the security is written down, it may not be written up unless the write-up is through yield accretion for the securities as permitted by the appropriate accounting guidance. Furthermore, securities may continue to incur further OTTI after an initial write-down. These further write-downs shall be analyzed with respect to the new basis of the security that was established from any previous write-down(s). The written down value of the security then becomes the new cost basis of the security.

Discussion of Portfolio Types

	Summary of Investment Securities by Portfolio Type
	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government and federal agencies	$6,033	$165	$—	$6,198
Agency mortgage-backed	34,762	381	(53)	35,090
State and municipals	16,227	20	(992)	15,255
Bank pooled trust preferred securities	1,222	15	—	1,237
Non-agency mortgage-backed	1,483	47	(85)	1,445
Preferred securities	597	—	(68)	529
Corporate securities	250	—	(10)	240
Total	$60,574	$628	$(1,208)	$59,994

Gross unrealized losses associated with the investment securities portfolio total $1.2 million at December 31, 2008. Of that amount, $122,000 has existed for a period of twelve consecutive months or longer.

The unrealized losses associated with AAA rated U.S. Government and federal agencies and agency MBS securities are caused by changes in interest rates and are not considered credit related since the contractual cash flows of these investments are backed by the full faith and credit of the U.S. government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

The unrealized losses in the state and municipal securities portfolio are due to widening credit spreads caused by concerns about the bond insurers associated with these securities. With the exception of four securities, each security has a credit rating of at least BBB.  The other four securities are not rated.  The Company believes that all contractual cash flows will be received on this portfolio.

Prices in the bank pooled trust preferred securities portfolio continue to decline due to reduced demand for these securities. Additionally, there has been no primary issuance and little secondary market trading for these types of securities. Due to these inactive markets, the Company recognized $1.3 million as OTTI during 2008 relating to five bank pooled trust preferred securities.  At December 31, 2008, the Company believes that the credit quality of most of these securities remains adequate to absorb further economic declines.  All structured securities will be tested each quarter in accordance with appropriate accounting guidance.

The non-agency MBS securities portfolio has experienced various levels of price declines over the past twelve months due to the current securities market environment and the currently limited secondary market for such securities.  Management monitors the actual mortgage delinquencies, foreclosures and losses for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant recognition of impairment.  At December 31, 2008, these securities held an AAA credit rating and the Company believes that all contractual cash flows will be received on this portfolio.

The unrealized losses in the preferred securities portfolio are associated with the current preferred securities market environment.  At December 31, 2008, the Company believes that the credit quality of this portfolio remains adequate to absorb further economic declines.

The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market. One of the securities in this portfolio was written down in 2008.  Management determined that an OTTI existed due to the inactive market for this security and, consequently, recorded a $156,000 impairment charge.  At December 31, 2008, all of the securities are current as to principal and interest payments, and are expected to remain so in the future.

In early 2008, the Company invested in FNMA and FHLMC preferred stock for the rate of return, safety and soundness of a government sponsored enterprise (GSE) and strong investment rating (AAA).  Subsequent to the investment, the U.S. Department of Treasury placed FNMA and FHLMC into conservatorship.  Management deemed that an OTTI existed related to these securities and consequently recorded a $12 million pre-tax impairment charge.  The Company held no FNMA or FHLMC preferred stock at December 31, 2008.

At December 31, 2008, many investment securities have unrealized losses that are considered temporary in nature because the decline in fair value was caused by the interest rate environment, widening spreads and a market liquidity crisis brought about by a lack of investor confidence; such unrealized losses are not caused by cash flow impairment. The Company has the intent and ability to hold these securities until recovery, which may be to their normal maturity.

Other-than-Temporary Losses

Listed below is the impairment recognized as OTTI recorded on certain securities as described above, by the Company during 2008 and the related book value.

	Impairment on Investment Securities 2008					Book Value
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total	12/31/2008
	(Dollars in thousands)
FNMA and FHLMC preferred stock	$—	—	$12,005	$—	$12,005	$—
Bank pooled trust preferred securities	—	—	626	680	1,306	1,237
Corporate Securities	—	—	—	156	156	344
Total	$—	$—	$12,631	$836	$13,467	$1,581

The Company will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, and market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment.

NOTE 6 – LOANS

A summary of the balances of loans is as follows:

	December 31,
	2008	2007
	(Dollars in thousands)

USDA Agricultural loans at fair value	$858	$897
Commercial and industrial	78,362	87,436
Real Estate:
Construction	104,837	145,842
Term	248,834	232,330
Consumer loans	8,330	8,264
	441,221	474,769

Less: Allowance for loan losses	8,061	7,276
Net unearned loan fees	934	1,255
Loans, net	$432,226	$466,238

An analysis of the allowance for loan losses is as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$7,276	$5,430	$2,655
Provision for loan losses	4,025	3,007	771
Allowance acquired from NNB Holdings, Inc	—	—	1,951
Loans charged-off	3,293	1,193	—
Recoveries of loans previously charged-off	53	32	53
Balance at end of year	$8,061	$7,276	$5,430

The Company also carries an allowance for undisbursed loan commitments which is reported as an “other liability”.  At December 31, 2008, 2007, and 2006 such allowance was $121,000, $199,000, and $334,000 respectively.

The Company had 13 loans which were classified as troubled restructured debt totaling $19.7 million as of December 31, 2008 and none in 2007.  The Company had twenty-seven loans on non-accrual ($23.8 million) as of December 31, 2008, ten loans on non-accrual ($5.6 million) as of December 31, 2007 and two loans on non-accrual ($549,000) as of December 31, 2006, as well as no loans past due greater than 90 days and still accruing as of December 31, 2008, 2007 or 2006.

The following table summarizes the Company’s investment in loans for which impairment had been recognized as of December 31, 2008 and 2007. The Company did not have any impaired loans as of December 31, 2006.

	December 31, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Total impaired loans	$35,975	$12,252	$549
Impaired loans that have a specific allowance	4,853	2,539	—
Specific allowance on impaired loans	786	211	—
Impaired loans which as a result of write-downs or the fair value of collateral, did not have a specific allowance	31,122	9,713	—
Income recognized on impaired loans during year	—	—	—
Interest foregone	1,657	407	—

The average investment in impaired loans for 2008 was $24 million compared to $6 million in 2007, and $6.4 million in 2006.

The Company had pledged $149 million in loans at FHLB to support borrowings as of December 31, 2008 and $98 million at December 31, 2007.

NOTE 7 – PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	December 31,
	2008	2007

Premises:
Land	$3,108	$2,308
Buildings	1,989	1,989
Leasehold Improvements	1,875	1,897
Furniture and Equipment	5,650	5,736
	12,622	11,930

Accumulated depreciation	(5,226)	(4,418)
	$7,396	$7,512

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2008, pertaining to Company premises, future minimum rent commitments (in thousands) under various operating leases are as follows:

Year Ending December 31,
2009	$1,061
2010	847
2011	764
2012	639
2013	257
Thereafter	1,644
Total	$5,212

The leases contain options to extend for periods of time from one to a maximum of fifteen years.  Total rent expense for the periods ended December 2008, 2007 and 2006, amounted to approximately $1.1 million, $1.0 million and $836,000, respectively.  At December 31, 2008 there were no leasing transactions with related parties, nor were there any capital leases.

NOTE 8 – INTANGIBLE ASSETS

The following table sets forth the Company’s intangible assets and accumulated amortization at December 31, 2008 and 2007:

		December 31, 2008		December 31, 2007
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Period	Amount	Amortization	Amount	Amortization
Intangible assets:
Core deposit intangible	7 years	$1,600	$649	$1,600	$509

The total amortization expense for intangible assets was $140,000, $480,000 and $0 during the years ended December 31, 2008, 2007 and 2006, respectively.

The estimated future amortization expense related to intangible assets for each of the next five years is as follows:

Year Ending
December 31,	Amount
(Dollars in thousands)
2009	$140
2010	$140
2011	$177
2012	$214
2013	$214

At December 31, 2008 and 2007, management is not aware of any circumstances that would indicate impairment of intangible assets.  There were no impairment charges recorded through earnings in 2008 or 2007.

NOTE 9 – GOODWILL

Goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions.  In accordance with FAS 142, “Goodwill and Other Intangible Assets” goodwill must be evaluated at the reporting unit level.  Reporting units are defined as an operating segment.  FAS 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually, or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.  Like most publicly traded financial institutions, the Company experienced a significant decline in its stock price and market capitalization during 2008.  In conjunction with these declines and the ongoing turmoil in the financial markets, the Company elected to reduce the carrying value of its goodwill resulting from the 2006 acquisitions of Northern Nevada Bank, Granite Exchange and Rocky Mountain 1031 Exchange.

The Company contracted with an independent valuation firm to assist in the valuation of the Company’s goodwill and they utilized three general approaches in their evaluation: 1) the asset-based approach, 2) the market approach and 3) the income approach.  The Company used one method within the market approach and one method within the income approach.  The method within the income approach was the discounted cash flow method, which relies upon the perception of a future stream of benefits, the present value of which represents the indication of value of the Company.  The method within the market approach was the merger and acquisition method.  After analysis, the various indications of value were then weighted to derive a conclusion as to the fair value of the reporting units.

 The Company concluded that $26,459,000.00 of the goodwill was impaired and was required to be expensed as a non-cash charge to continuing operations during the third quarter of 2008. A subsequent valuation was completed as of December 31, 2008 which determined no further impairment was necessary at this time.

At December 31, 2008 and 2007, goodwill totaled $3,153,000 and $29,612,000, respectively.  The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are summarized in the following table:

	As of and
	For the Years Ended
	December 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$30,064	$28,796
Revaluation of goodwill	—	1,268
Impairment loss on goodwill	(26,911)	—
Balance at end of year	$3,153	$30,064

NOTE 10 – DEPOSITS

At December 31, 2008, the scheduled maturities of time deposits, including IRA accounts are as follows:

(in thousands)	$100 & Under	Over $ 100	Total
Three months or less	$61,836	$22,494	$84,330
Over three to six months	6,988	6,745	13,733
Over six to twelve months	117,010	45,685	162,695
Over twelve months	57,264	8,156	65,420
Total	$243,098	$83,080	$326,178

At December 31, 2008 and, 2007, the Bank’s specialized program of tax free exchange deposits aggregated $4.8 million and $31 million, respectively. At December 31, 2008 and 2007 the Bank had brokered deposits in the amount of $181 million and $154 million, respectively.

NOTE 11 – OTHER BORROWED FUNDS

The Company previously entered into two agreements with correspondent banks under which it could purchase federal funds up to $17.0 million.  The interest charged on borrowings was determined by the lending institution at the time of the borrowing.  These lines of credit were withdrawn as of December 31, 2008.  There were no amounts outstanding at December 31, 2008.  At December 31, 2007, there was $110,000 outstanding.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  There was $27.0 million in advances outstanding at December 31, 2008 compared to $70.5 million at December 31, 2007.  There was $116 million in securities and loan collateral available at December 31, 2008 compared to $100 million available at December 31, 2007.

Other subordinated debt at December 31, 2008 and 2007 includes $15.5 million in subordinated debentures issued by the Company and $5.1 million acquired in the merger with NNB Holdings, Inc.

NOTE 12 – INCOME TAXES

The cumulative tax effects of the primary temporary differences which created deferred tax assets and liabilities at

December 31, 2008, 2007, and 2006 are as follows:

The components of income tax expense (benefit) for the years presented were as follows:

	December 31,
	2008	2007	2006
	(Dollars in Thousands)
Current expense
Federal	$(1,782)	$1,614	$784
State		157	50
	$(1,782)	$1,771	$834

Deferred tax (benefit)
Federal	$(4,396)	$(1,018)	$227
State	(850)	(128)	14
	$(5,246)	$(1,146)	$241

Income tax expense (benefit)	$(7,028)	$625	$1,075

The following were the significant components of deferred tax assets and liabilities:

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$4,433	$—
Allowance for loan losses	2,932	2,520
Deferred compensation	2,327	1,240
OREO	189	37
Urealized loss on investment securities	20	355
Other	85	103
Total deferred tax assets	$9,986	$4,255

Deferred tax liabilities:
Deferred Loan Costs	$168	$218
Premises and equipment resulting from depreciation	664	789
Deferred Revenue	106	140
State Tax	384	—
Other	55	41
Total deferred tax liabilities	$1,377	$1,188

Net deferred tax asset	$8,609	$3,067

Management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered expectations concerning trends in earnings, taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.

At December 31, 2008, the Company had approximately $11 million of net operating loss carry-forwards for federal income tax purposes that expire beginning in 2028.  The state net operating loss is subject to limitation that could eliminate the availability of the loss for 2009.  If the state net operating los is not available in 2009 the loss carry-forward will be extended one year.  At December 31, 2007, the Company had no net operating loss carry-forwards.

The income tax (benefit) provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2008, 2007 and 2006 due to the following:

	2008		2007		2006
Computed “expected” tax expense	$(16,329)	-36.8%	$861	37%	$1,215	37%
Increase (decrease) in income taxes resulting from:
Effect of bank owned life insurance and Other Non-taxable Income	(293)	-0.7%	(74)	-3%	(111)	-3%
Municipal interest income	(335)	-0.8%	(241)	-11%	(98)	-3%
Goodwill Impairment	9,894	22.3%
Non-deductible expense	57	0.1%	79	3%	74	2%
Other	(22)	-0.1%	—		(5)
	$(7,028)		$625		$1,075

NOTE 13 – SUBORDINATED DEBENTURES

The Bank Holdings Statutory Trust I, a Connecticut statutory trust (the “Trust”) was formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.   For financial reporting purposes, the Trust is not consolidated and the Floating Rate Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trust, issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46R.  Under applicable regulatory guidance, the amount of trust preferred securities eligible for inclusion in Tier 1 capital is limited to twenty-five percent (25%) of the Company’s Tier 1 capital on a pro-forma basis.  At December 31, 2008 and 2007, $20.0 million of trust preferred securities qualified as Tier 1 capital.

During the fourth quarter of 2005, the Trust issued $15 million Floating Rate Capital Trust Pass-through Securities (“TRUPS”) with a liquidation value of $1,000 per security for gross proceeds of $15 million.  The entire proceeds of the issuance were invested by the Trust in $15,464,000 of subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS.  These Subordinated Debentures represent the sole assets of the Trust.  The Subordinated Debentures issued by the Company mature on December 15, 2035, bear a current interest rate of 90 day LIBOR plus 1.42% with repricing and payments due quarterly.  These Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any December 15 on or after December 15, 2010.  The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture.  The TRUPS are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of those Subordinated Debentures on December 15, 2035.

Holders of the TRUPS are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2008 of 3.42%.  For each successive three month period beginning on December 15 of each year, the rate will be adjusted to equal the 3 month LIBOR plus 1.42%, provided, however, that such annual rate does not exceed 11%.  The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.  The TRUPS issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the contract amount of the company’s exposure to off-balance sheet risk as of December 31, 2008 and 2007 is as follows:

	Contract Amount
	2008	2007
	(Dollars in thousands)

Commitments to extend credit:
Secured	$20,058	$47,506
Unsecured	10,213	12,296
Unsecured consumer lines of credit	1,670	2,368
Standby letters of credit (Unsecured)	1,631	714
	$33,572	$62,884

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

As of December 31, 2008, there were commitment fee obligations of less than $1 thousand, for the $1.6 million standby and commercial letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

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

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern Nevada.  At December 31, 2008 and 2007, real estate loans accounted for approximately 80% of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take.  In addition, approximately 7% of total loans are unsecured.  The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

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

On November 21, 2008 a complaint was filed in the Superior Court of California for the County of Sacramento by The Bank Holdings and Granite Exchange, naming Capital Exchange Services, LLC, Justin Swift, Robert Awalt, Lonnie Nielson, Kenneth O’Brien and Bill Herenda as the Defendants.  The complaint sites a breach of employment agreements and fiduciary duties of the Defendants.  Thee Bank Holdings and Granite Exchange are seeking damages and injunctive relief – including an injunction against competition and misappropriation of trade secrets, compensatory damages, treble damages, punitive and exemplary damages, attorneys’ fees, and restitution – based on fraudulent inducement, constructive fraud, trade secret misappropriation, breach of employment agreement, breach of fiduciary duty, intentional interference with prospective business advantage, fraudulent misrepresentation, conversion, and unfair competition.  On December 29, 2008 a cross-complaint was filed by the Defendants who are seeking an accounting, access to corporate records, compensatory damages, punitive damages, and attorneys’ fees. In March 2009 the parties engaged in mediation and reached a tentative settlement of the matter and are working toward finalization of the terms. There can be no assurances that the settlement will ultimately be realized or that the matter will be resolved without trial.

Executive Agreements

The Company has entered into agreements with five executive officers, which state that in the event the Company terminates the employment of these officers without cause, or upon change in control of the Company, the Company may be liable for the officers’ salaries as outlined in the agreements.

NOTE 15 – REGULATORY CAPITAL REQUIREMENTS

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

Additionally, State of Nevada bank regulations restrict distribution of the net assets of the Bank due to the fact that such regulations require the sum of the Bank’s stockholders’ equity and allowance for loan losses to be at least 6% of the average of the Bank’s total daily deposit liabilities for the preceding 60 days.  As a result of these regulations, approximately $29.3 million and $27.5 million of the Bank’s stockholders’ equity was restricted at December 31, 2008 and 2007, respectively.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008 and 2007, that the Company and Bank exceeded all minimum capital adequacy requirements to which they were subject.

As of December 31, 2008, the most recent Call Report date indicated the Bank as well capitalized under the regulatory framework for prompt correct action.  To be categorized as well capitalized, an institution must maintain certain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The Company’s and the Bank’s capital amounts and ratios as of December 31, 2008 and 2007, as well as regulatory minimums, are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total Capital to Risk Weighted Assets
The Bank Holdings	$56,248	11.63%	$38,694	8.00%	N/A	N/A
Nevada Security Bank	$50,450	10.58%	$38,140	8.00%	$47,676	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$50,269	10.39%	$19,347	4.00%	N/A	N/A
Nevada Security Bank	$44,471	9.33%	$19,070	4.00%	$28,605	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$50,269	8.89%	$22,621	4.00%	N/A	N/A
Nevada Security Bank	$44,471	7.94%	$22,413	4.00%	$28,016	5.00%

December 31, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$69,453	12.27%	$43,496	8.00%	N/A	N/A
Nevada Security Bank	$57,071	10.97%	$41,632	8.00%	$52,040	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$62,936	11.58%	$32,622	4.00%	N/A	N/A
Nevada Security Bank	$50,554	9.71%	$20,816	4.00%	$31,224	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$62,936	10.39%	$24,219	4.00%	N/A	N/A
Nevada Security Bank	$50,554	8.60%	$23,513	4.00%	$29,392	5.00%

NOTE 16 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) benefit plan for all eligible employees.  Participants are able to defer up to 100% of their compensation subject to certain limits based on federal tax laws. The plan also provides a profit sharing component where the Company can make discretionary contributions to the plan, which is allocated based on the compensation of eligible employees.  A contribution up to a maximum of $1,200 was made per participant by the Company for 2008 and 2007, and $500 for 2006, which amounted to approximately $111,000, $112,000 and $30,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 17 – STOCK COMPENSATION PLAN

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

A summary of stock option activity for the year ended December 31, 2008 is as follows:

	December 31, 2008
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Outstanding at beginning of year	731,310	$13.63
Granted	—	—
Exercised	—	—
Forfeited	42,879	11.02
Outstanding at end of year	688,431	$13.79	$—	5.48

Options exercisable at year-end	593,231	$13.10	$—	5.47

Weighted average remaining life	5.48 Years

	2008	2007	2006
Weighted average grant-date fair value of stock options granted	N/A	$6.62	$5.44
Total fair value of stock options vested	—	42,935	2,931,386
Total intrinsic value of stock options exercised	N/A	$-0-	$8,239

For the years ended December 31, 2008, 2007 and 2006 the Company recognized $273,000, $421,000 and $416,000, respectively, for stock option compensation expense.  The tax benefit of the compensation expense was $76,000 for 2008, $109,000 for 2007 and $112,000 for 2006.  As of December 31, 2008 there was $382,000 in unrecognized compensation expense related to non-vested stock options. This unrecognized compensation cost has a weighted average life of about 2 years.

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

NOTE 18 – COMMON STOCK REPURCHASE PLAN

During December 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to $3.0 million of the Company’s common stock on the open market or in privately negotiated transactions.  The duration of the program is open ended and the timing of the purchases will depend upon market conditions.  The shares the Company repurchases under the stock repurchase plan are held as authorized but unissued shares.  During the year ended December 31, 2008, the Company repurchased 36,920 shares on the open market for an aggregate purchase price of $46,000.  There were no common stock repurchases in 2007.  At December 31, 2008, the Company had $2,954,000 remaining for the repurchase of common stock shares under the stock repurchase plan.

NOTE 19 – RELATED PARTY TRANSACTIONS

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

	For the Years Ended December, 31
Loan Transactions	2008	2007
	(Dollars in thousands)
Balance, Beginning	$12,369	$11,204
New loans	4,240	11,269
Repayments	(8,755)	(10,104)
Balance, Ending	$7,854	$12,369

Undisbursed commitments to related parties,	$5,107	$4,580

Deposit balances of related parties	$2,580	$6,583

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board (FASB) Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could realize in a sales transaction at December 31, 2008 or 2007.  The estimated fair value amounts have been measured as of year end, and have not been reevaluated or updated for purposes of these financial statements subsequent to these dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting dates may be different than the amounts reported at year-end.

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

Other borrowed funds

The carrying amount of FHLB advances and Federal Funds purchased approximate fair value due to the next day maturity.  The FHLB term advances are estimated using discounted cash flow analyses, using interest rates currently being offered for advances with similar terms to borrowers with similar credit quality.

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

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet lending commitments (commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. As of December 31, 2008 and 2007, loan commitments on which the committed fixed interest rate is less than the current market rate are insignificant.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$21,260	$21,260	$13,857	$13,857
Liquid money market funds	883	883	323	323
Federal funds sold	965	965	—	—
Securities available-for-sale	1,766	1,766	17,996	17,996
Securities held-to-maturity	58,755	58,228	62,280	62,093
Trading Securities	83	83	4,729	4,729
Other equity securities	4,306	4,306	6,214	6,214
Fair value loans, net	858	858	897	897
Loans, gross	440,363	468,461	473,872	466,097
Accrued interest receivable	2,385	2,385	2,955	2,955

Financial Liabilities:
Deposits	466,012	471,012	451,335	450,227
Other borrowed funds	27,000	27,521	70,610	70,532
Junior Subordinated debt	20,619	19,157	20,619	20,478
Accrued interest payable	1,360	1,360	955	955

NOTE 21 — SEGMENT INFORMATION

SFAS No. 131, Financial Reporting for Segments of a Business Enterprise, requires that a public business enterprise report financial and descriptive information about its reportable operating segments.  According to the statement, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

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

	The Bank Holdings Segment Information
		1031		Inter- Company
For the Year ended December 31, 2008	Bank	Division	Parent	Eliminations	Consolidated
Income Statement
Interest Income	$36,399	$623	$408	$(605)	$36,826
Interest Expense	16,754	334	1,007	(605)	17,490
Net interest income	19,645	289	(599)	—	19,336

Provision for loan losses	4,025	—	—	—	4,025

Net interest income after provision	15,620	289	(599)	—	15,311

Non-interest income
Service Charges on deposit accounts	611	6	—	—	617
Other service charges, commissions and fees	158	82	—	—	240
Income on bank owned life insurance	360	—	—	—	360
Exchange fee income	82	—	—	—	82
Net (loss) gain on trading securities	(997)	—	—	—	(997)
Other income	(8,308)	(14)	(7,293)	—	(15,616)
Total non-interest income	(8,094)	74	(7,293)	—	(15,314)

Non-interest expense
Salaries and benefits	8,342	489	663	—	9,493
Occupancy	2,374	203	162	—	2,739
Marketing	475	54	—	—	529
Data Processing	494	21	23	—	538
Deposit and loan servicing costs	1,641	—	—	—	1,641
Accounting and legal	136	121	650	—	907
Other professional services	274	6	172	—	452
Telephone and data communications	414	44	141	—	599
Goodwill impairment	16,628				16,628
Other expenses	1,040	156	9,688	—	10,883
Total non-interest expenses	31,818	1,094	11,499	—	44,409

Net income (loss) before taxes and other	(24,292)	(731)	(19,391)	—	(44,412)

Attributable to minority shareholders	—	—	—	—	—
Income tax provision (benefit)	(3,668)	(278)	(3,082)	—	(7,028)

Net Income (loss)	$(20,623)	$(453)	$(16,309)	—	$(37,384)

Balance Sheet
Assets
Cash and due from banks	$21,046	$5,623	$410	$(5,820)	$21,258
Investments in subsidiaries	—	—	51,462	(51,462)	—
Investment portfolio	64,218	—	2,539	—	66,758
Loans	432,226	—	—	—	432,226
Fixed Assets	7,280	7	109	—	7,396
Intangibles	4,104	—	—	—	4,104
Other assets	18,320	44	5,973	(34)	24,303
Total Assets	$547,194	$5,674	$60,493	$(57,316)	$556,045

Liabilities
Deposits	$466,465	$—	$—	$(453)	$466,012
Borrowing	27,000	—	20,619	—	47,619
Other liabilities	2,494	5,448	2,630	(5,402)	5,170
Total Liabilities	495,959	5,448	23,249	(5,855)	518,801

Shareholders’ Equity	51,236	226	37,244	(51,462)	37,244

Total Liabilities and Shareholders’ Equity	$547,195	$5,674	$60,493	$(57,317)	$556,045

	The Bank Holdings Segment Information
		1031		Inter- Company
For the Year ended December 31, 2007	Bank	Division	Parent	Eliminations	Consolidated
Income Statement
Interest Income	$44,316	$1,942	$325	$(1,400)	$45,183
Interest Expense	21,945	1,059	1,360	(1,400)	22,964
Net interest income	22,371	883	(1,035)		22,219

Provision for loan losses	3,007	—	—	—	3,007
Net interest income after provision	19,364	883	(1,035)	—	19,212

Non-interest income
Service Charges on deposit accounts	425	—	—	—	425
Other service charges and fees	370	11	—	—	381
Bank owned life insurance	393	—	—	—	393
Exchange fee income	—	163	—	—	163
Unrealized gain on trading securities	—	—	118	—	118
Other income	(62)	—	4	—	(58)
Total non-interest income	1,126	174	122	—	1,422

Non-interest expense
Salaries and benefits	7,851	855	860	—	9,566
Occupancy	2,379	164	166	—	2,709
Marketing	644	160	62	—	866
Data Processing	546	66	17	—	629
Deposit and loan servicing costs	1,011	6	2	—	1,018
Accounting and legal	254	39	587	—	880
Other professional services	228	24	366	—	618
Telephone and data communications	473	59	23	—	555
Other expenses	907	181	377	—	1,466
Total non-interest expenses	14,293	1,554	2,460	—	18,307

Net income (loss) before taxes and other	6,197	(497)	(3,373)	—	2,326

Attributable to minority shareholders	—	—	(27)	—	(27)
Income tax provision (benefit)	1,877	(164)	(1,088)	—	625

Net Income (loss)	$4,320	$(333)	$(2,258)	—	$1,729

Balance Sheet
Assets
Cash and due from banks	$9,740	$26,509	$635	$(23,027)	$13,857
Investments in subsidiaries	—	—	77,682	(77,682)	—
Investment portfolio	80,271	—	11,271	—	91,542
Loans	466,238	—	—	—	466,238
Fixed Assets	7,267	108	137	—	7,512
Intangibles	20,872	—	4,544	5,287	30,703
Other assets	15,741	411	970	(334)	16,788
Total Assets	$600,129	$27,028	$95,238	$(95,755)	$626,640

Liabilities
Deposits	$452,612	$—	$—	$(1,278)	$451,335
Borrowing	70,610	—	20,619	—	91,229
Other liabilities	4,096	26,349	(218)	(20,988)	9,239
Total Liabilities	527,319	26,349	20,401	(22,266)	551,803

Shareholders’ Equity	72,810	679	74,837	(73,489)	74,837

Total Liabilities and Shareholders’ Equity	$600,129	$27,028	$95,238	$(95,755)	$626,640

	The Bank Holdings Segment Information
		1031		Inter-Company
For the Year ended December 31, 2006	Bank	Division *	Parent	Eliminations	Consolidated

Net interest income	$15,939	$1,521	$(366)	$(1,138)	$15,956
Provision for loan losses	771	—	—	—	771
Net interest income after provision	15,168	1,521	(366)	(1,138)	15,185

Non-interest income
Service Charges on deposit accounts	261	—	—	—	261
Other service charges and fees	190	—	—	—	190
Bank owned life insurance	307	—	—	—	307
Exchange fee income	—	448	—	—	448
Unrealized gain on trading securities	—	—	443	—	443
Other income	2	—	31	—	33
Total non-interest income	760	448	474	—	1,682

Non-interest expense
Salaries and benefits	5,976	725	916	—	7,617
Occupancy	1,643	114	164	—	1,921
Marketing	365	115	47	—	527
Data Processing	856	82	22	—	960
Deposit and loan servicing costs	604	—	—	—	604
Accounting and legal	131	16	224	—	371
Other professional services	123	35	41	—	199
Telephone and data communications	195	18	92	—	305
Other expenses	780	129	169	—	1,078
Total non-interest expenses	10,673	1,234	1,675	—	13,582

Net income (loss) before taxes and other	5,255	736	(1,567)	(1,138)	3,285

Attributable to minority shareholders	—	127	—	—	127
Income tax provision (benefit)	1,338	315	(578)	—	1,075

Net Income (loss)	$3,917	$294	$(989)	$(1,138)	$2,083

*1031 Division is only 8 months of average data.

NOTE 22 — CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial Information Pertaining only to The Bank Holdings is as follows:

Statement of Condition

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$410	$635
Liquid money market funds	7	323
Cash and Cash Equivalents	417	958

Securities available for sale	1,330	5,718
Securities trading	83	4,729
Other equity investments	1,119	500
Investment in Nevada Security Bank	51,236	72,192
Investment in non-bank subsidiaries	226	5,490
Premises and equipment, net	109	137
Goodwill	—	4,544
Other assets	5,973	970
TOTAL ASSETS	$60,493	$95,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes Payable	$—	$—
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	2,630	(218)
Total Liabilities	23,249	20,401

Stockholders’ Equity
Total Stockholders’ Equity	37,244	74,837

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,493	$95,238

Statement of Operations:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Interest Income:
Liquid investments	$3	$108	$328
Securities, taxable	405	172	248
Securities, non-taxable	—	9	—
Dividends	—	36	125
Total interest and dividend income	408	325	701

Interest Expense:
Notes payable	—	11	37
Subordinated debentures	1,007	1,349	1,031
Total Interest Expense	1,007	1,360	1,068

Net interest Income	(599)	(1,035)	(367)

Non-Interest Income:
Unrealized (loss) gain on trading securities	(997)	118	443
Realized (loss) gain on sale of investment securities	(6,296)	4	31
Total Non-Interest Income	(7,293)	122	474

Non-Interest Expense:
Salaries and employee benefits	663	860	915
Occupancy and equipment	162	199	164
Data processing	23	17	22
Accounting and legal	650	587	224
Goodwill impairment	10,283
Other	(283)	830	351
Total Non-Interest Expense	11,498	2,460	1,676

Net loss before benefit for income taxes and other	(19,390)	(3,373)	(1,569)

Benefit for income taxes	(3,082)	(1,088)	(578)

Net loss before equity in net income of subsidiaries	(16,308)	(2,285)	(991)

Equity in net income of subsidiaries	(21,076)	4,014	3,074

Net (Loss) Income	$(37,384)	$1,729	$2,083

Statement of Cash Flows:

	Periods Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(37,384)	$1,729	$2,083
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in net loss (income) of subsidiaries	19,938	(4,014)	(3,074)
Stock option compensation expense	273	421	417
Net amortization of securities	65	211	4
Depreciation	29	28	24
Activity of trading securities, net	4,646	520	(2,507)
Unrealized gain on trading securities	997	(118)	(443)
(Loss)/income attributable to minority shareholders	—	(27)	127
Realized (gain) on sales of available for sale securities, net	6,298	(3)	(31)
Realized (gain) on sales of fixed assets	1	—	—
Net change in:
Other assets and liabilities, net	5,788	(1,299)	(2,027)
Net cash (used in) provided by operating activities	652	(2,552)	(5,427)

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	3,971	3,149	1,531
Purchases	(4,078)	(3,824)	(4,827)
Investment in non-bank subsidiaries, net	(1,040)	(358)	(3,722)
Purchase of intangible assets	—	—	(7,500)
Investment in bank	—	—	—
Investment in trust subsidiary	—	—	—
Purchases of premises and equipment, net	—	—	(10)
Net cash provided by (used in) investing activities	(1,147)	(1,033)	14,528)

Cash flows from financing activities:
Proceeds short term debt, net	—	(530)	530
Proceeds from subordinated debentures	—	—
Proceeds from private placement	—	—	11,539
Proceeds from exercise of stock warrants	—	—	3,389
Proceeds from exercise of stock options	—	—	10
Purchase of treasury stock	(46)	—	—
Net cash (used in) provided by financing activities	(46)	(530)	15,468

Net change in cash and cash equivalents	(541)	(4,115)	(4,487)

Cash and cash equivalents at beginning of the period	958	5,073	9,560
Cash and cash equivalents at the end of the period	$417	$958	$5,073

NOTE 23 – QUARTERLY DATA (UNADUDITED)

	Periods Ended
	2008				2007
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest and Dividend Income	$8,136	$8,971	$9,411	$10,308	$11,076	$11,543	$11,222	$11,342
Interest Expense	4,275	4,062	4,170	4,983	5,465	5,923	5,584	5,992
Net Interest Income	3,861	4,909	5,241	5,325	5,611	5,620	5,638	5,350

Provision for Loan Losses	2,585	150	1,140	150	2,247	346	234	180
Net Interest Income after Provision	1,276	4,759	4,101	5,175	3,364	5,274	5,204	5,170

Non-Interest Income	(1,298)	(14,084)	151	(82)	232	163	605	422
Non-Interest Expense	4,495	30,794	4,535	4,586	4,432	4,263	4,679	4,933
(Loss) Income before Taxes	(4,517)	(40,119)	(283)	507	(836)	1,174	1,330	659

Income (Loss) attributable to Minority Shareholders	—	—	—	—	1	11	(15)	(24)

(Benefit) Provision for Taxes	(1,645)	(5,073)	(308)	(2)	(555)	413	541	226

Net (Loss) Income	$(2,872)	$(35,046)	$25	$509	$(282)	$750	$804	$457

Other Comprehensive income (loss), unrealized gains/losses on securities available for sale	444	791	(510)	(155)	(179)	(122)	(154)	38

Comprehensive (Loss) Income	$(2,428)	$(34,255)	$(485)	$354	$(461)	$628	$650	$495

(Loss)/earnings per common share:
Basic	$(0.49)	$(6.01)	$0.00	$0.09	$(0.05)	$0.13	$0.13	$0.08
Diluted	$(0.49)	$(6.01)	$0.00	$0.09	$(0.05)	$0.13	$0.13	$0.08

NOTE 24 – NEW ACCOUNTING STANDARDS

Statements of Financial Accounting Standards

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Management adopted this statement effective as of January 1, 2007 (see NOTE 4 - Fair Value Measurement).

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation.  See NOTE 1 – Basis of Presentation and Nature of Operations – Salary Continuation Plan, for additional information related to these plans.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 became effective for the Company on January 1, 2007 (see NOTE 4 - Fair Value Measurements).

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of Interpretation 48 on January 1, 2007 did not significantly impact the Company’s financial statements.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and did not significantly impact the Company’s financial statements.

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a significant impact on the Company’s financial statements.

FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  FSP No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was issued and effective on October 10, 2008.  This FSP did not have a significant impact on the Company’s financial statements.

Emerging Issues Task Force Issues

Emerging Issues Task Force (EITF) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $1.1 million.

The list of recent accounting and regulatory pronouncements noted above, while not an exhaustive list, includes those which the Company believes will, or may, have the greatest likelihood of application to the consolidated balance sheets and/or consolidated statements of operations.  We believe that adoption of these standards will not have a material impact on the Company’s financial condition, results of operations, earnings per share or cash flow, unless otherwise noted, however, no absolute assurance can be given that this in fact will occur.

NOTE 25 – SUBSEQUENT EVENT

Effective March 11, 2009, each of Jack B. Buchold, Harold G. Giomi, John N. Donovan, David A, Funk, and Joe Bourdeau, entered into an Agreement For Termination Of Executive Supplemental Compensation And Split Dollar Agreements And Release And Waiver (“Agreement”).  Under the Agreement, each individual will be paid the nominal sum of $10,000 in consideration for the forfeiture of any rights under or interest in the (i) Executive Supplemental Compensation Agreement, as entered into by and between Nevada Security Bank and him  and (ii) the Split Dollar Agreement, as entered into by and between the Nevada Security Bank and him, each of which has been previously filed.  Each of the individuals further released from liability and waived any claims against Nevada Security Bank and The Bank Holdings.  Each of their spouses, where applicable, consented to the Agreement.  Other employees of Nevada Security Bank also entered into identical agreements as well, thus terminating all Executive Supplemental Compensation Agreements and Split Dollar Agreements to which the Bank was a party.  A copy of the form of the Agreement was filed as an 8-K on March 17, 2009. It is contemplated that this action will reduce risk weighted assets, increase earnings, and reduce a net deferred tax asset during the quarter ended June 30, 2009.

ITEM 9.                                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).              CONTROLS AND PROCEDURES

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

Report on Management's Assessment of Internal Control Over Financial Reporting

The management of The Bank Holdings and subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined by Exchange Act Rules 13a — 15 and 15d — 15. The Company’s management has used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B.                              OTHER INFORMATION

None.

PART III

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 and by this reference is incorporated herein.

ITEM 11.                                EXECUTIVE COMPENSATION

The information required by this item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 and by this reference is incorporated herein.

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in response to Item 201(d) of Regulation S-B can be found in Item 5 hereof and is incorporated herein by this reference.  The remaining information required by this item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 and by this reference is incorporated herein.

ITEM 13.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item can be found in the Company’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 and by this reference is incorporated herein.

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

Fees for Services Provided by Independent Auditors

Fees for all services provided by Moss-Adams, LLP the Company’s independent auditors for fiscal years 2008 and 2007, are as follows:

Audit Fees

Principal Accountant Fees and Services

	For the Years Ended December 31,
	2008	2007
	(in thousands)
Audit Fees (1)	$301	$145
Audit Related Fees (2)	25	118
Tax Fees
Tax Related Fees

(1)

Audit fees consist of fees for professional services rendered for the audit of The Bank Holdings consolidated financial statements for 2008 and 2007. Audit fees for 2008 and 2007 also include fees and costs associated with SAS 100 reviews associated with Form 10-Q filings.

(2)	Audit related fees consist of audit planning costs, out of pocket costs, SOX reviews, and other audit related matters.

PART IV

ITEM 15.                                EXHIBITS

(a)  Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation of The Bank Holdings (1)

3.2	By-laws of The Bank Holdings (1)

3.3	First Amendment to the Bylaws of The Bank Holdings (9)

4.1	Share Certificate (3)

10.1	2002 Stock Option Plan (2)

10.2	Amendment to the 2002 Stock Option Plan (5)

10.3	Form of Incentive Stock Option Agreement (2)

10.4	Form of Non-qualified Stock Option Agreement (2)

10.5	Form of Amendment to Non-qualified Stock Option Agreement (7)

10.6	Employment Agreement of Harold G. Giomi (8)

10.7	First Amendment to Employment Agreement of Harold G. Giomi (8)

10.8	Amended and Restated Employment Agreement of David A. Funk (8)

10.9	Employment Agreement of Joe P. Bourdeau (8)

10.10	First Amendment to Employment Agreement of Joe P. Bourdeau (8)

10.11	Employment Agreement of Jack B. Buchold (8)

10.12	First Amendment to Employment Agreement of Jack B. Buchold (8)

10.13	Employment Agreement of John N. Donovan (10)

10.14	First Amendment to Employment Agreement of John N. Donovan (8)

10.15	Deferred Compensation Plan (2)

10.16	Directors Supplemental Insurance Plan Agreement (6)

11	Statement re: Computation of Per Share Earnings (11)

14	Code of Ethics (4)

21	Registrant’s principal subsidiary is Nevada Security Bank, a Nevada corporation, which also does business under the name Silverado Funding and Silverado Bank

23.1	Consent of Moss-Adams, LLP (filed herewith)

31.1	Section 302 Certification by Hal Giomi

31.2	Section 302 Certification by Jack Buchold

32.1	Section 706 Certification by Hal Giomi

32.2	Section 706 Certification by Jack Buchold

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our registration Statement on Form S-4 filed with the Commission on May 21, 2003.

(2)	This exhibit was previously filed as part of, and is herby incorporated by reference to, our Form 10Q-SB, filed with the Commission on November 14, 2003

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to our Form SB-2 filed with the Commission on December 17, 2003.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to our Form 10-KSB filed with the Commission on March 30, 2004.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on June 14, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on September 21, 2005.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on January 4, 2006.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on January 7, 2009.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on April 25, 2008.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on June 25, 2007.

(11)	Computation of earnings per share is incorporated herein by reference to Note 1 of the Financial Statements.

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

	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2008(a,b)			2007(a,b)			2006(a,b)
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$8,266	$96	1.16%	$18,164	$806	4.44%	$18,858	$950	5.04%
Securities	89,293	4,625	5.18%	85,306	3,744	4.39%	91,736	3,893	4.24%
Equity	6,884	272	3.95%	4,823	172	3.57%	7,771	242	3.11%
Total Investments	104,443	4,993	4.78%	108,293	4,722	4.36%	118,365	5,085	4.30%

Loans: (c)
Agriculture	996	13	1.31%	7,304	416	5.70%	13,075	836	6.39%
Commercial	80,307	5,205	6.48%	76,511	6,600	8.63%	43,912	3,905	8.89%
Real Estate Construction	127,256	8,248	6.48%	167,661	15,185	9.06%	120,027	10,612	8.84%
Real Estate Term	241,514	17,889	7.41%	216,944	17,579	8.10%	129,439	10,453	8.08%
Consumer	7,683	429	5.58%	9,096	625	6.87%	1,757	130	7.40%
Credit Card and Overdraft Protection	328	49	14.94%	359	56	15.46%	148	18	12.16%
Other	627	—	0.00%	586	—	0.00%	53	—	0.00%
Total Loans	458,711	31,833	6.94%	478,461	40,461	8.46%	308,411	25,954	8.42%
Total Earning Assets	563,154	36,826	6.54%	586,754	45,183	7.70%	426,776	31,039	7.27%
Non-Earning Assets	54,517			62,356			25,403
Total Assets	$617,671			$649,110			$452,179
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$12,178	$82	0.67%	$11,137	$108	0.97%	$7,886	$76	0.96%
Savings Accounts	27,675	559	2.02%	73,077	3,088	4.23%	80,839	3,202	3.96%
Money Market	85,690	2,107	2.46%	108,968	4,353	3.99%	113,130	4,424	3.91%
IRA’s	4,371	188	4.30%	4,292	201	4.68%	1,626	62	3.81%
Certificates of Deposit<$100,000	204,551	8,914	4.36%	169,874	8,423	4.96%	69,345	3,285	4.74%
Certificates of Deposit>$100,000	67,514	2,625	3.89%	63,922	2,886	4.51%	42,554	1,831	4.30%
Total Interest Bearing Deposits	401,979	14,475	3.60%	431,270	19,059	4.42%	315,380	12,880	4.08%
Borrowed Funds:
Short term debt	58,733	1,702	2.90%	35,856	2,201	6.14%	24,599	1,155	4.70%
Long term debt	29,889	1,313	4.39%	28,700	1,704	5.94%	17,697	1,048	0
Total Borrowed Funds	88,622	3,015	3.40%	64,556	3,905	6.05%	42,296	2,203	5.21%
Total Interest Bearing Liabilities	490,601	17,490	3.57%	495,826	22,964	4.63%	357,676	15,083	4.22%
Demand Deposits	57,417			61,077			44,552
Other Liabilities	6,631			17,511			8,695
Shareholders’ Equity	63,022			74,696			41,256
Total Liabilities and Shareholders’ Equity	$617,671			$649,110			$452,179

Interest Rate Spread (d)			2.97%			3.07%			3.05%

Interest Income/Earning Assets			6.54%			7.70%			7.27%
Interest Expense/Earning Assets			3.11%			3.91%			3.53%
Net Interest Income and Margin (e)		$19,336	3.43%		$22,219	3.79%		$15,956	3.74%

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

	For the Year Ended December, 31				For the Year Ended December, 31
	2008 vs. 2007				2007 vs. 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$(439)	$(596)	$325	$(710)	$(35)	$(112)	$3	$(144)
Securities	175	674	32	881	(273)	138	(14)	(149)
Equity	74	18	8	100	(92)	36	(14)	(70)
Total Investment Income	(190)	96	365	271	(400)	62	(25)	(363)

Loans:
Agriculture	(360)	(321)	278	(403)	(369)	(90)	39	(420)
Commercial	328	(1,645)	(78)	(1,395)	2,898	(114)	(89)	2,695
Real Estate Construction	(3,661)	(4,326)	1,050	(6,937)	4,211	246	116	4,573
Real Estate Term	1,990	(1,497)	(183)	310	7,070	26	30	7,126
Consumer	(97)	(117)	18	(196)	543	(9)	(39)	495
Credit Card and Overdraft Protection	(5)	(2)	—	(7)	26	5	7	38
Total Loan Income	(1,805)	(7,908)	1,085	(8,628)	14,379	64	64	14,507

Total Interest Income	(1,995)	(7,812)	1,450	(8,357)	13,979	126	39	14,144

Interest Expense
Interest Bearing Deposits:
Now Accounts	10	(33)	(3)	(26)	31	1	—	32
Savings	(1,921)	(1,615)	1,007	(2,529)	(307)	218	(25)	(114)
Money market	(929)	(1,667)	350	(2,246)	(163)	91	1	(71)
IRA’s	4	(16)	(1)	(13)	102	14	23	139
Certificates of deposit<$100,000	1,720	(1,019)	(210)	491	4,765	153	220	5,138
Certificates of deposit>$100,000	162	(396)	(27)	(261)	919	89	47	1,055
Total interest-bearing deposits	(954)	(4,746)	1,116	(4,584)	5,347	566	266	6,179

Borrowed Funds	1,456	(1,711)	(635)	(890)	1,180	358	164	1,702

Total interest expense	502	(6,457)	481	(5,474)	6,527	924	430	7,881

Net Interest Income	$(2,497)	$(1,355)	$969	$(2,883)	$7,452	$(798)	$(391)	$6,263

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Appendix 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Year Ended December 31,
	2008	% of Total	2007	% of Total	2006	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$617	-4.03%	$436	30.66%	$261	15.52%
Other service charges, commissions and fees	45	-0.29%	52	3.66%	19	1.13%
Loan charges and fees	195	-1.27%	292	20.53%	162	9.63%
Pre-underwriting fees	—	0.00%	26	1.83%	9	0.54%
Income on bank owned life insurance	360	-2.35%	393	27.64%	307	18.25%
Exchange fee income	82	-0.54%	163	11.46%	448	26.63%
Unrealized gains on trading securities	(997)	6.51%	118	8.30%	443	26.34%
Unrealized gain on fair value loans	10	-0.07%	(77)	-5.41%	—	0.00%
Gain on the sale of fixed assets	(57)	0.37%	11	0.77%	2	0.12%
Loss on the sale of OREO	(194)	1.27%
Gain on the sale of fair value loans	—	0.00%	5	0.35%	—	0.00%
Gain/(loss) on the sale of investments	(15,374)	100.40%	3	0.21%	31	1.84%
Total non-interest income	(15,313)	100.00%	1,422	100.00%	1,682	100.00%

As a percent of average earning assets		-2.72%		0.24%		0.29%

Other Operating Expense:

Salaries and employee benefits	9,493	21.38%	9,566	52.25%	7,617	56.08%
Occupancy costs	2,739	6.17%	2,709	14.80%	1,921	14.14%
Advertising and marketing costs	529	1.19%	866	4.73%	527	3.88%
Data processing costs	538	1.21%	629	3.44%	960	7.07%
Deposit services costs	1,140	2.57%	1,100	6.01%	459	3.38%
Loan servicing costs	580	1.31%	63	0.34%	25	0.18%
Provision for undisbursed loan commitments	(78)	-0.18%	(145)	-0.79%	120	0.88%
Telephone and postage costs	467	1.05%	555	3.03%	305	2.25%
Legal and accounting	907	2.04%	880	4.81%	371	2.73%
Other professional services	452	1.02%	618	3.38%	199	1.46%
Director fees	280	0.63%	352	1.92%	291	2.14%
Travel and education costs	186	0.42%	318	1.73%	281	2.07%
Stationery and supplies	166	0.37%	275	1.50%	186	1.37%
Goodwill Impairment	26,911	60.60%
Other	100	0.22%	521	2.85%	320	2.36%
Total non-interest expense	$44,410	100.00%	$18,307	100.00%	$13,582	100.00%

As a percentage of average earning assets		7.89%		3.12%		2.31%

Net non-interest expense as a percentage of average earning assets		10.61%		2.88%		2.03%

Efficiency ratio (a)		228.28%		77.50%		77.15%

(a)  Represents non-interest expenses as a percentage of net interest income and non-interest income excluding securities gains and losses.

Appendix 4 - Securities Available for Sale,  Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	December 31,		December 31,		December 31,
	2008		2007		2006
	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale

US Treasury and Government Agency Securities	$—	$—	$6,136	$6,059	$10,347	$10,105
Corporate bonds	1,221	1,236	4,274	3,552	3,611	3,599
State & municipal	—	—	—	—	500	494
Equity	95	95	—	—	—	—
Preferred Securities	503	435	6,998	6,890	404	408
Mortgage-backed securities	—	—	1,512	1,495	1,758	1,731
Subtotal, Available for Sale	$1,819	$1,766	$18,920	$17,996	$16,620	$16,337

Held to Maturity

US Treasury and Government Agency Securities	$6,033	$6,198	$12,596	$12,704	$25,338	$25,293
Mortgage-backed securities	36,245	36,535	27,490	27,234	35,821	35,016
Corporate bonds	250	240	794	812	789	809
State & municipal	16,227	15,255	21,400	21,343	14,642	14,699
Subtotal, Held to Maturity	$58,755	$58,228	$62,280	$62,093	$76,590	$75,817

Fair value as a % of amortized cost of Held to Maturity Securities		99.1%		99.7%		99.0%

Trading Securities Equity Investments	102	83	4,168	4,729	3,648	4,299

Total Securities	$60,676	$60,077	$85,368	$84,818	$96,858	$96,453

Appendix 5 - Maturities of Securities

The following table sets forth the contractual maturities and weighted average yields of our debt securities as of December 31, 2008. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value Maturing in
					More Than 5		More Than
	Less than 1 Year		1 to 5 Years		to 10 Years		10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$—	—	$—	—	$—	—	$—	—	$—	—
Mortgage-backed Securities	—	—	—	—	$—	—	—	—	—	—
State & Municipal	—	—	—	—	—	—	—	—	—	—
Preferred Securities	—	—	—	—	—	—	435	7.95%	435	7.95%
Corporate Bonds	—	—	—	—	—	—	1,331	3.97%	1,331	3.97%
Total Available for Sale Securities	$—		$—		$—		$1,766		$1,766	4.95%

Held to Maturity Securities

US Government Agencies	$5,010	5.21%	$1,023	4.93%	$—	—	$—	—	$6,033	5.16%
Mortgage-backed Securities	352	3.92%	5,025	4.15%	5,206	4.60%	25,662	5.17%	36,245	4.94%
State & Municipal	—	—	—	—	538	6.12%	15,689	6.37%	16,227	6.36%
Corporate Bonds	250	6.46%	—	—	—	—	—	—	250	6.46%
Total Held to Maturity Securities	$5,612		$6,048		$5,744		$41,351		$58,755	5.35%

Total Investment Securities	$5,612		$6,048		$5,744		$43,117		$60,521	5.18%

Appendix 6 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of December 31, 2008		As of December 31, 2007		As of December 31, 2006		As of December 31, 2005		As of December 31, 2004
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

USDA Agriculture Loans (1)	$858	0.19%	$897	0.19%	$12,698	2.74%	$13,528	5.52%	$16,763	10.43%

Commercial and Industrial
Revolving Lines of Credit	42,999	9.75%	48,283	10.17%	38,271	8.25%	18,066	7.37%	5,171	3.22%
Other Collateral	36,263	8.22%	35,624	7.50%	21,212	4.57%	16,694	6.81%	14,130	8.79%
Unsecured	7,580	1.72%	13,029	2.74%	16,885	3.64%	3,669	1.50%	5,671	3.53%
Participations	(8,479)	-1.92%	(9,500)	-2.00%	(2,000)	-0.43%	—	0.00%	—	0.00%
Total Commercial Loans	78,363	17.76%	87,436	18.42%	74,368	16.03%	38,429	15.67%	24,972	15.54%

Real Estate Construction:
Acquisition and Land	61,409	13.92%	63,252	13.32%	50,826	10.96%	32,137	13.11%	9,170	5.71%
Single Family Residences	14,262	3.23%	26,866	5.66%	63,255	13.64%	26,615	10.86%	14,704	9.15%
Multi-family	2,127	0.48%	4,599	0.97%	—	0.00%	—	0.00%	—	0.00%
Commercial	34,671	7.86%	52,479	11.05%	49,099	10.58%	19,664	8.02%	9,534	5.93%
Government Guaranteed	1,658	0.38%	6,017	1.27%	3,001	0.65%	1,026	0.42%	—	0.00%
Participations	(9,290)	-2.11%	(7,371)	-1.55%	(12,419)	-2.68%	(5,253)	-2.14%	—	0.00%
Total Real Estate Construction Loans	104,837	23.76%	145,842	30.72%	153,761	33.15%	74,189	30.26%	33,408	20.79%

Real Estate Term:
Single Family Residences	5,405	1.23%	3,503	0.74%	878	0.19%	5,284	2.16%	4,779	2.97%
Multi-family	13,920	3.15%	6,935	1.46%	6,729	1.45%	6,848	2.79%	—	0.00%
Commercial	241,414	54.71%	232,946	49.07%	217,465	46.88%	97,732	39.86%	65,246	40.60%
Government Guaranteed	767	0.17%	1,863	0.39%	915	0.20%	196	0.08%	3,409	2.12%
Participations	(12,673)	-2.87%	(12,917)	-2.72%	(10,936)	-2.36%	—	0.00%	(1,089)	-0.68%
Total Real Estate Term Loans	248,833	56.40%	232,330	48.94%	215,052	46.36%	110,060	44.89%	72,345	45.02%

Total Real Estate Loans	353,670	80.16%	378,172	79.65%	368,813	79.51%	184,249	75.15%	105,753	65.80%

Consumer Loans:
Consumer	1,757	0.40%	2,251	0.47%	1,848	0.40%	3,408	1.39%	6,391	3.98%
Home Equity Lines of Credit	6,107	1.38%	5,710	1.20%	5,710	1.23%	5,417	2.21%	6,757	4.20%
Credit Cards and Overdraft Protection	338	0.08%	259	0.05%	364	0.08%	93	0.04%	72	0.04%
Other	128	0.03%	44	0.01%	57	0.01%	61	0.02%	1	0.00%
Total Consumer Loans	8,330	1.89%	8,264	1.74%	7,979	1.72%	8,979	3.66%	13,220	8.23%

Total Gross Loans	441,221	100.00%	474,769	100.00%	463,858	100.00%	245,185	100.00%	160,708	100.00%

Less:
Allowance for Loan Losses	8,061		7,276		5,430		2,655		1,586
Net Unearned Loan Fees/Costs	934		1,255		997		356		597
Net Loans	$432,226		$466,238		$457,431		$242,174		$158,525

(1) Company adopted FAS 159 on January 1, 2007, amount outstanding represents fair value

Appendix 7- Scheduled Contractual Maturities of the Loan Portfolio

The following table sets forth the scheduled contractual amortization of our loan portfolio at December 31, 2008 as well as the amount of loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	USDA Agriculture	Commerical	Real Estate	Consumer	Total

Amounts due:
Within one year	$—	$47,251	$93,814	$1,042	$142,107
After one year through five years	—	14,770	59,834	1,758	$76,362
Beyond five years	858	16,342	200,022	5,530	$222,752

Total	$858	$78,363	$353,670	$8,330	$441,221

Interest Rate Terms on amounts due after one year:

Fixed	$—	$10,108	$27,271	$331	$37,710
Adjustable	$858	$21,004	$232,585	$6,957	$261,404

Appendix 8 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance at the beginning of the period	$7,276	$5,430	$2,655	$1,586	$822

Allowance contributed by Northern Nevada Bank	—	—	1,951	—	—

Charge-offs:
Agricultural	—	—	—	—	—
Commercial & industrial loans	173	225	—	—	—
Real estate construction loans	2,390	903	—	—	—
Real estate loans	728	—	—	—	—
Consumer loans	2	65	—	—	—
Total Loans Charged-Off	3,293	1,193	—	—	—

Recoveries:
Agricultural	—	—	—	—	—
Commercial & industrial loans	36	32	53	—	—
Real estate construction loans	—	—	—	—	—
Real estate loans	—	—	—	—	—
Consumer loans	17	—	—	—	—
Total Loans Recovered	53	32	53	—	—

Net loan charge offs	(3,240)	(1,161)	53	—	—

Provision charged to expense	4,025	3,007	771	1,069	764

Balance	$8,061	$7,276	$5,430	$2,655	$1,586

Average gross loans outstanding during period	$458,711	$478,461	$478,461	$308,411	$122,454
Gross loans outstanding at end of period	$441,221	$474,769	474,769	$463,858	$160,708

RATIOS
Net Charge-offs to Average Loans (annualized)	-0.71%	$(0)	n/a	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	1.83%	1.53%	1.14%	0.57%	0.99%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	-40.19%	$(0)	n/a	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	-80.50%	$(0)	n/a	n/a	n/a

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

	As of December 31,		As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2008		2007		2006		2005		2004
		% Total		% Total		% Total		% Total		% Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
	(Dollars in thousands)

USDA Agriculture Loans	$—	0.19%	$—	0.19%	$—	2.74%	$—	2.74%	$—	5.52%

Commercial and Industrial
Revolving Lines of Credit	1,103		614		427		407		178
Unseucred and Other Collateral	778		539		444		102		88
Total Commercial Loans	1,881	17.76%	1,153	18.42%	871	16.03%	509	16.03%	266	15.67%

Real Estate Construction:
Acquisition and Land	1,514		1,603		1,711		361		98
SFR, Commerical, Multi-family	751		1,729		1,379		663		293
Government Guaranteed	77		158		259		17		6
Total Real Estate Construction Loans	2,342	23.76%	3,490	30.72%	3,349	33.15%	1,041	33.15%	397	30.26%

Real Estate Term:
Single Family Residences, Multi-family	752		590		193		174		79
Commercial	1,239		1,987		1,003		897		649
Total Real Estate Term Loans	1,991	56.40%	2,577	48.94%	1,196	46.36%	1,071	46.36%	728	44.89%

Total Real Estate	4,333	80.16%	6,067	79.65%	4,545	79.51%	2,112	79.51%	1,125	75.15%

Consumer loans	47	1.89%	56	1.74%	13	1.72%	28	1.72%	191	3.66%
Unallocated	1,800	0.00%	—	0.00%	1	0.00%	6	0.00%	4	0.00%
	$8,061	100.00%	$7,276	100.00%	$5,430	100.00%	$2,655	100.00%	$1,586	100.00%

(1) Represents percentage of loans in category to total loans.

Appendix 10 - Premises and Equipment

The following table sets forth the cost and net book value of our fixed assets as of the dates indicated.

	As of December 31,
	2008			2007
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Land	$3,108	$—	$3,108	$2,308	$—	$2,308
Buildings	1,989	393	1,596	1,989	322	1,667
Leasehold Improvements	1,875	995	880	1,897	801	1,096
Furniture, Fixtures and Equipment	5,650	3,838	1,812	5,736	3,295	2,441

Total	$12,622	$5,226	$7,396	$11,930	$4,418	$7,512

Appendix 11 - Maturity Schedule of Time Certificates of Deposit

At December 31, 2008, the scheduled maturities of time deposits including IRA’s (in thousands) are as follows:

	100K	Over
	and Under	100K	Total
During the Year of:
2009	$185,833	$74,924	$260,757
2010	56,958	7,521	64,479
2011	214	409	623
2012	46	—	46
2013	46	226	272
Total	$243,097	$83,080	$326,177

Appendix 12 - Other Borrowed Funds

The following table sets forth the FHLB advances and other borrowing

	As of December 31,
	2008	2007	2006 *+
	(dollars in thousands)

Overnight FHLB Advances

Balance at December 31,	$—	$62,500	$31,000
Average amount outstanding	70,627	35,963	24,599
Maximum amount outstanding at any month end	103,000	69,000	54,000
Average interest rate for the year	2.02%	5.02%	4.30%

Term FHLB Advances

Balance at December 31,	$27,000	$8,000	$8,000 *
Average amount outstanding for the period	9,514	8,000	8,205
Maximum amount outstanding at any month end	27,000	8,000	8,500
Average interest rate for the short period	4.54%	4.41%	4.09%

Federal Funds Purchased

Balance at December 31,	$—	$110	$—
Maximum amount outstanding at any month end	—	110	—
Average interest rate for the year	3.62%	0	—

Subordinated Debt

Balance at December 31,	$20,619	$20,619	$20,619 +
Average amount outstanding	20,619	20,619	16,255
Maximum amount outstanding at any month end	20,619	20,619	20,619
Average interest rate for the year	4.91%	6.54%	6.34%

Notes Payable

Balance at December 31,	$—	$—	$530
Average amount outstanding	—	124	429
Maximum amount outstanding at any month end	—	265	717
Average interest rate for the year	0.00%	7.96%	8.16%

* Acquired in merger on 11/06/06
+ $5.2 million acquired in merger on 11/06/06

Appendix 13- Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on the Bank’s net interest income over a 12 month period following December 31, 2008 in the event of an immediate change up or down in the indicated market interest rates.

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 200 basis points	$(1,092)	- 0.20%
Up 100 basis points	$(499)	- 0.09%
Down 100 basis points	$203	0.04%
Down 200 basis points	$(74)	- 0.01%

Appendix 14 - Interest Rate Sensitivity Gap

The following table sets forth the Company’s interest rate sensitivity as of December 31, 2008.  Interest rate sensitivity difference between the volumes of assets and liabilities subject to repricing at various time periods.

	Within	Three	One Year
	Three	Months to	to	After
	Months	One Year	Five Years	Five Years	Total

Interest Earning Assets:
Interest bearing cash and due from banks	$22,037	$—	$99	$—	$22,136
Federal funds sold and short term investments	972	—	—	—	972
Investment securities	2,499	10,337	15,601	32,084	60,521
Loans	172,353	53,514	199,051	15,369	440,287

Total	$197,861	$63,851	$214,751	$47,453	$523,916

Interest Bearing Liabilities:
Interest bearing demand deposits	$10,775	$—	$—	$—	$10,775
Savings deposits	15,453	—	—	—	15,453
MMDA’s	61,499	—	—	—	61,499
Time deposits $100,000 or less	61,978	123,996	57,118	5	243,097
Time deposits of more than $100,000	22,832	52,326	7,922	—	83,080
Borrowed funds	—	22,000	5,000	20,619	47,619

Total	$172,537	$198,322	$70,040	$20,624	$461,523

Interest Rate Sensitivity Gap	$25,324	$(134,471)	$144,711	$26,829	$62,393

Cumulative Interest Rate Sensitivity Gap	$25,324	$(109,147)	$35,564	$62,393

Cumulative Interest Rate Sensitivity Gap/Total Interest Earning Assets	4.48%	-19.31%	6.29%	11.04%

Cumulative Gap as a % of Total Assets	4.04%	-17.40%	5.67%	9.95%

Appendix 15 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total Capital to Risk Weighted Assets
The Bank Holdings	$56,248	11.63%	$38,694	8.00%	NA	NA
Nevada Security Bank	$50,450	10.58%	$38,140	8.00%	$47,676	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$50,269	10.39%	$19,347	4.00%	NA	NA
Nevada Security Bank	$44,471	9.33%	$19,070	4.00%	28,605	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$50,269	8.89%	$22,621	4.00%	NA	NA
Nevada Security Bank	$44,471	7.94%	$22,413	4.00%	$28,016	5.00%

December 31, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$69,453	12.77%	$43,496	8.00%	NA	NA
Nevada Security Bank	$57,071	10.97%	$41,632	8.00%	$52,040	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$62,936	11.58%	$32,622	4.00%	NA	NA
Nevada Security Bank	$50,554	9.71%	$20,816	4.00%	31,224	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$62,936	10.39%	$24,219	4.00%	NA	NA
Nevada Security Bank	$50,554	8.60%	$23,513	4.00%	$29,392	5.00%

December 31, 2006
Total Capital to Risk Weighted Assets
The Bank Holdings	$67,001	12.98%	$41,527	8.00%	NA	NA
Nevada Security Bank	$53,084	10.74%	$39,545	8.00%	$49,431	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$51,431	9.97%	$20,763	4.00%	NA	NA
Nevada Security Bank	$47,310	9.57%	$17,372	4.00%	29,659	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$51,431	9.85%	$22,221	4.00%	NA	NA
Nevada Security Bank	$47,310	8.04%	$19,973	4.00%	$26,240	5.00%

SIGNATURES

Pursuant to the requirements of Section 13 or 1516(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 2009	The Bank Holdings,
a Nevada Corporation

	By:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

	By:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Allison	Director	March 31, 2009
Edward Allison

/s/ Robert Barone	Director	March 31, 2009
Robert Barone

/s/ Marybel Batjer	Director	March 31, 2009
Marybel Batjer

/s/ Joseph Bourdeau	President and Director	March 31, 2009
Joseph Bourdeau

/s/ Keith Capurro	Director	March 31, 2009
Keith Capurro

/s/ Edward Coppin	Director	March 31, 2009
Edward Coppin

/s/ David A. Funk	Director	March 31, 2009
David A. Funk

/s/ Jesse Haw	Director	March 31, 2009
Jesse Haw

/s/ Kelvin Moss	Director	March 31, 2009
Kelvin Moss

/s/ James Pfrommer	Director	March 31, 2009
James Pfrommer

/s/ Hal Giomi	Chairman and Chief Executive Officer	March 31, 2009
Hal Giomi

/s/ Jack B. Buchold	Chief Financial Officer	March 31, 2009
Jack B. Buchold