Form 10-Q
period 2009-03-31
BANK HOLDINGS
filed 2009-05-20
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒ NO ☐

Indicate by check mark whether the registrant is an Shell Company (as defined in Rule 12b-2 of the Act)    YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value, 5,794,179 shares outstanding as of May 1, 2009

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (unaudited)

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	March 31,	December 31,
	2009 (1)	2008 (2)
ASSETS
Cash and due from banks	$35,510	$21,260
Liquid money market funds and other short term investments	—	883
Federal funds sold	—	965
Cash and cash equivalents	35,510	23,108
Securities, available for sale, at fair value	77,042	1,766
Securities, held to maturity at amortized cost (fair value 2009: $1,784; 2008: $58,585)	1,963	58,755
Securities, trading	—	83
Other equity securities, at cost	4,306	4,306

USDA loans (at fair value, unpaid principal $819)	848	858
Loans, gross	426,555	440,363
Allowance for loan losses	(9,193)	(8,061)
Deferred loan fees, net	(755)	(934)
Loans, net	417,455	432,226

Premises and equipment, net	7,210	7,396
Other real estate owned	7,016	2,156
Bank owned life insurance	—	9,833
Intangible asset	916	951
Goodwill	3,153	3,153
Other assets	23,223	12,312
TOTAL ASSETS	$577,794	$556,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$52,150	$52,107
Interest bearing demand	11,944	10,775
Savings	13,687	15,453
Money Market	143,798	61,499
IRA’s	7,439	6,183
Time deposits < $100,000	183,170	236,784
Time deposits > $100,000	78,159	83,211
Total deposits	490,347	466,012
Short term borrowed funds	22,000	22,000
Long term borrowed funds	5,000	5,000
Junior subordinated debt	20,619	20,619
Exchange liabilities	—	200
Accrued expenses and other liabilities	1,649	4,970
Total Liabilities	$539,615	$518,801
Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 authorized; 5,794,179 issued and outstanding as of March 31, 2009 and December 31, 2008	58	58
Additional paid-in capital	74,049	73,993
Accumulated deficit	(35,411)	(36,316)
Accumulated other comprehensive loss	(517)	(491)
Total stockholders' equity	38,179	37,244
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$577,794	$556,045

(1) The March 31, 2009 information is unaudited.

(2) The condensed balance sheet as of December 31, 2008 has been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Three - Month Period
	Ended March 31, (1)
	2009	2008
Interest and dividend income:
Federal funds sold and other	$—	$16
Debt securities, taxable	538	1,149
Debt securities, non-taxable	177	265
Dividends	—	49
Loans, including fees	7,231	8,829
Total interest and dividend income	7,946	10,308

Interest expense:
Deposits	3,591	4,090
Other borrowed funds	406	893
Total interest expense	3,997	4,983

Net interest income	3,949	5,325

Provision for loan losses	2,284	150
Net interest income, after provision for loan losses	1,665	5,175

Noninterest income:
Service charges on deposit accounts	164	127
Other service charges, commissions and fees	(33)	83
Income on bank owned life insurance	27	90
Exchange fee income	7	31
Unrealized loss on trading securities	(22)	(198)
Unrealized gain on fair value loans	3	1
Gain on surrender of deferred compensation plans	2,834	—
Net loss on sale of available for sale securities	(179)	(216)
Total noninterest income	2,801	(82)

Noninterest expense:
Salaries and employee benefits	2,005	2,641
Occupancy and equipment	703	676
Marketing	120	108
Data processing	162	137
Deposit and loan servicing costs	330	310
Accounting, and legal	284	372
Other professional services	74	56
Telephone and data communications	78	94
Other expenses	173	192
Total noninterest expense	3,929	4,586
Net income before income tax provision	537	507

Income tax provision (benefit)	703	(2)

NET (LOSS) INCOME	$(166)	$509

Net (loss) earnings per share
Basic	(0.03)	0.09
Diluted	(0.03)	0.09

(1)          The period ending data for March 31, 2009 and 2008 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the three month periods ending March 31, 2009, and March 31, 2008 (1)(2)

		Shares of		Additional		Other
	Comprehensive	Common	Common	Paid-in	Accumulated	Comprehensive
	Income/(Loss)	Stock	Stock	Capital	Deficit	Income/Loss	Total
	(in thousands, except per share data)

Balance at December 31, 2007		5,831,099	$58	$73,766	$2,139	$(1,126)	$74,837

Adoption of EITF 06-04					(1,071)		(1,071)

Net income	$509	—	—	—	509	—	509

Compensation expense related to stock options		—	—	85	—	—	85

Amortization of unrealized minimum projected benefit obligation of defined benefit plan						17	17

Other comprehensive loss:
Unrealized holding loss on
securities available for sale
arising during the year	(371)
Less reclassification adjustment for gains included in net Income	216
Net unrealized holding losses	(155)	—	—	—	—	(155)	(155)
Comprehensive income	$354

Balance at March 31, 2008		5,831,099	$58	$73,851	$1,577	$(1,264)	$74,222

Balance at December 31, 2008		5,794,179	$58	$73,993	$(36,316)	$(491)	$37,244

Net Loss	$(166)	—	—	—	(166)	—	(166)
							—
Compensation expense related to stock options		—	—	56	—	—	56
							—
Amortization of unrealized minimum projected benefit obligation of defined benefit plan						11	11
							—
Reversal of split dollar life insurance liability					1,071		1,071
							—
Reversal of prior service costs associated with deferred compensation plans						440	440
							—
Other comprehensive loss:							—
Unrealized holding loss on							—
securities available for sale							—
arising during the year	(656)						—
Less reclassification adjustment for							—
gains included in net loss	179						—
Net unrealized holding losses	(477)	—	—	—	—	(477)	(477)
Comprehensive loss	$(643)						—

Balance at March 31, 2009		5,794,179	$58	$74,049	$(35,411)	$(517)	$38,179

(1) The periods ending March 31, 2009 and 2008 are unaudited.

(2) The period as of December 31, 2008 and 2007 has been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS, AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	(166)	$509
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for loan losses	2,284	150
Stock option compensation expense	56	85
Amortization of Prior service costs	11
Net amortization of securities	27	(116)
Depreciation	220	220
Amortization of intangible assets, net	35	35
Earnings on cash surrender value of BOLI	(27)	(89)
Amortization of split dollar benefit plan, net	6	36
Activity of trading securities, net	83	89
Unrealized (gain) loss of Securities Available for Sale	179	(245)
Unrealized gain on trading securities	—	198
Unrealized (gain)loss on loans carried at fair value	(3)	(1)
Gain on forfeiture of Deferred Compensation Plans	(2,834)	—
Activity of exchange assets, net	(200)	(4,101)
Realized (gain) on sales of fixed assets, net	—	—
Realized (gain) on sales of fair value loans	—	—
Impairment of Goodwill	—	—
Net change in:
Other assets and liabilities, net	258	(1,107)
Net cash provided by (used in) operating activities	(71)	(4,337)

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	1,266	1,366
Purchases	(24,939)	(5,488)
Activity of securities held to maturity:
Proceeds from maturities, prepayments and calls	4,965	6,441
Purchases	(750)	(20,729)
Activity in equity securities, net	—	139
Loan originations and principal collections, net	7,630	15,176
Purchases of premises and equipment, net	(34)	(26)
Net cash used in investing activities	(11,862)	(4,250)

Cash flows from financing activities:
Net increase (decrease) in deposits, net	24,335	(9,728)
(Payment of)Proceeds from other borrowed funds, net		19,390
Proceeds from Private Placement	—	—
Proceeds from exercise of stock warrants	—	—
Proceeds from exercise of stock options	—	—
Net cash provided by financing activities	24,335	9,662

Net change in cash and cash equivalents	12,402	1,075

Cash and cash equivalents at beginning of the period	23,108	14,180
Cash and cash equivalents at end of the period	$35,510	$15,255

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$3,996	$1,898
Cash paid on income taxes	$—	$—

THE BANK HOLDINGS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)

March 31, 2009

NOTE — 1 THE BUSINESS OF THE BANK HOLDINGS

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (“the Bank”).  The Bank has five banking offices in northern Nevada.  There are two offices in northern California, separately branded as Silverado Bank.

The Company, during the first quarter of 2006 acquired two qualified intermediary companies; Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and Granite Exchange, Inc., which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  The Company closed the Rocky Mountain Exchange office located in Bozeman, Montana effective July 31, 2008.  As a result of goodwill evaluations conducted during the third quarter of 2008 due to substantial reduction in exchange transactions and the decline in value of company stock, the goodwill created in the purchase of Rocky Mountain and Granite Exchange was found to be impaired and associated goodwill was reduced to zero. Granite is headquartered in Roseville, California.  Qualified intermediaries select the financial institution to hold the depositor accounts created as part of the exchange transactions.  These subsidiaries have been consolidated on the Company’s books.

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

Use of Estimates

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.

Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2008 is from the audited financial statements at that date, but this Form 10-Q document does not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  The interim financial information should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.

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

Operating Segment Information

We manage our operations and prepare management reports and other information with a primary focus on lines of business.  As of March 31, 2009, we operated one bank located in two distinctive regional markets in two states, and one qualified intermediary company.  The operating segments are separated into parent, bank, and non-bank financial services.  Such segment reporting eliminates transactions between noted operating areas, and the accounting policies of the individual segments are the same as those of the Company.  Transactions between operating segments are conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.  Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

Table 8 presents selected operating segment information for the three months ended March 31, 2009 and 2008.

Loans

The Company grants real estate, commercial, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans throughout northern Nevada and northern California.  The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate market and general economic conditions in these areas.  Both of these areas have been severely impacted by the substantial downturn in national, regional and state economic conditions, the continued effects of which management believes have not yet been made fully apparent.  Such an economic cycle may last for more than one year, bringing about further deterioration in loan quality as exhibited in table 5.

Loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  The Company has adopted Financial Accounting Standards Board (“FAS”) 159 Fair Value Option of Financial Assets and Financial Liabilities and FAS 157 Fair Value Measurement for those SBA/USDA loans which were purchased by the Company during 2003 and 2004 when the loan portfolio was smaller than the investment portfolio.  The Company recorded $3,000 of mark to market gains on these loans during the first quarter of 2009.  For purposes of discussion the Company includes these fair value loans in its gross loan totals even though they are shown separately in the statement of condition.

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

Reclassification

Various reclassifications may have been made in prior periods in order to be consistent with the presentation as of March 31, 2009.  Further, certain captions may have minor revisions to more accurately reflect activities of the Company.  There were no changes to previously reported shareholders’ equity, net loss, or earnings (loss) per share.

NOTE 3 — FAIR VALUE MEASUREMENT FAS 159

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

The Company believed its adoption of FAS 159 would have a positive impact on its ability to better manage the balance sheet and interest rate risks which were associated with this group of specifically acquired assets while potentially benefiting the net interest margin, net interest income, net income and earnings per common share.  These loan purchases were initiated when the Company’s sole subsidiary Nevada Security Bank was just two years old and suffered from a lack of substantive loan growth.  Further, interest rates were at a very low ebb and these loans were purchased at a yield of approximately 5%.  While this yield was approximately 150 basis points greater than the Bank’s investment portfolio yield at the time, current loan portfolio yields for internally generated loans are in the range of 6%, due to changing market conditions.  With a lower than market coupon rate, and substantial premiums paid at acquisition, the Company’s cost basis of the purchased loans recorded on the statement of condition does not properly reflect the true opportunity costs to the Company.

FAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participant’s use in pricing the financial instrument.  In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.  These loans may be sold in a secondary market with a limited number of active market participants.  An active market quote to determine pricing and the current market value of these loans in the secondary market was completed as of December 31, 2008 and March 31, 2009 and obtained from a recognized investment brokerage house.  These factors met the definition of the most advantageous market and form the basis of the determination of a precise method for determining the value of these loans.  During the first quarter of 2009 and 2008, pre-tax unrealized gains of $3,000 and $1,000, respectively, were recorded in earnings.  The fair value at March 31, 2009 was calculated using fair value hierarchy level two and in the same manner as the valuation at December 31, 2008.

NOTE 4 — FAIR VALUE MEASUREMENT FAS 157

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

The fair value measurements for impaired loans are performed pursuant to FAS 114 and are based upon either collateral values supported by appraisals, or discounted cash flow assumptions.  All but $254,000 of the impaired loans at March 31, 2009 have collateral to support their fair values.  Adjustments for fair value of impaired loans are a component in determining the overall adequacy of the loan loss reserve.  Consequently, adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2009. At this date there were no trading account assets.

Description of Financial Instrument	March 31, 2009	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)

Securities Available for Sale	$77,042	$—	$77,042	$—
USDA Loans	848	—	848	—
Total	$77,890	$—	$77,890	$—

The following table summarizes the Company’s assets and liabilities measured at fair value on a non-recurring basis, as of March 31, 2009.

	March 31, 2009	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired Loans	$39,902	—	—	39,902
OREO	7,016	—	—	7,016
Total	$46,918	$—	$—	$46,918

NOTE 5 — SHARE BASED COMPENSATION

The Company has a stock based employee compensation plan, which is more fully described in Note 14 of the Company’s 2008 annual report on Form 10-K.  On January 1, 2006 the Company adopted the FAS Statement No. 123(R), Accounting for Share Based Payments.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on the grant-date fair value of the award.  The fair value is amortized over the implied service period (generally the vesting period).

Included in salaries and benefits for the three months ending March 31, 2009 and 2008, there was $56,000 and $85,000 of share-based compensation, respectively.  The related tax benefit on share-based compensation was not material to either quarter.  There were no stock options granted during the three month period ending March 31, 2009 or 2008.

NOTE 6 — DEFERRED COMPENSATION

In September 2006 the Emerging Issues Task Force (“EITF”) ratified EITF issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspect of Endorsement Split-Dollar Life Insurance Arrangements”.   This ruling provides that the Company should recognize a liability for future benefits based on the agreements held with employees.  The issue was effective for fiscal years beginning after December 17, 2007.  The Company adopted this pronouncement effective January 1, 2008 and recorded an initial liability of $1.6 million with an offsetting adjustment to retained earnings of $1.1 million and deferred taxes of $0.5 million, pursuant to this accounting pronouncement.  On March 11, 2009 the senior officers of the Company entered into an Agreement to terminate executive supplemental compensation and split dollar agreements in exchange for $10,000 per senior officer.  The Company has recorded a reduction in the liability and has reversed earlier EITF 06-04 adjustments during this quarter.  Further, we have recorded non-interest income related to the gain on settlement of the deferred compensation plans equal to $2,834,000 during the first quarter 2009.

NOTE 7 — EARNINGS (LOSS) PER SHARE

Income (loss) per share for all periods presented in the unaudited Consolidated Statements of Operations are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of March 31, 2009 totaled 669,574. The computation of basic and diluted earnings (loss) per weighted average share outstanding is as follows:

	Quarter Ending
	March 31,
	2009	2008

Average number of common shares outstanding	5,794,179	5,831,099
Effect of dilutive options (1)	0	3,998
Average number of common shares outstanding used to calculate diluted earnings per common share	5,794,179	5,835,097

Net (loss) income	$(166)	$509
Basic net (loss) income per share	$(0.03)	$0.09
Diluted net (loss) income per share	$(0.03)	$0.09

(1) There were 669,574 anti-dilutive weighted shares which have been excluded from the diluted weighted shares outstanding at March 31, 2009 and 709,705 at March 31, 2008.  All common stock equivalents are anti-dilutive when a net loss is incurred.

NOTE 8 — OTHER BORROWED FUNDS

The Company has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  There were no balances outstanding under the overnight advance agreements as of March 31, 2009, and December 31, 2008, respectively; however, there were term advances in the amount of $27 million outstanding as of March 31, 2009 and December 31, 2008.  There was $89 million available under existing borrowing arrangements as of March 31, 2009, as compared to $116 million available as of December 31, 2008. The funds available at March 31, 2009 were collateralized by $30 million in securities and $59 million in loans.

Other borrowed funds include $20.6 million of subordinated debentures. The Company originally issued $15.5 million of these debentures and the additional $5.1 million in debentures were acquired in the merger with NNB Holdings, Inc.

NOTE 9 - GOODWILL

Goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions.  In accordance with FAS 142, “Goodwill and Other Intangible Assets” goodwill must be evaluated at the reporting unit level.  Reporting units are defined as an operating segment.  FAS 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually, or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.  Like most publicly traded financial institutions, the Company experienced a significant decline in its stock price and market capitalization during 2008.  In conjunction with these declines and the ongoing turmoil in the financial markets, the Company reduced the carrying value of its goodwill resulting from the 2006 acquisitions of Northern Nevada Bank, Granite Exchange and Rocky Mountain 1031 Exchange during the third quarter of 2008.  In the past the analysis of goodwill occurred during the fourth quarter, however, given the volatile trading patterns and values seen in NYSE and NASDAQ activities, it was believed that the goodwill evaluation was best performed before year end.

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

 The Company recorded a $27 million non-recurring, non-cash goodwill impairment charge for the goodwill resulting from the NNB, Granite and Rocky Mountain acquisitions during the third quarter of 2008.  This goodwill write down more closely aligned the Company’s book value and tangible equity.  This one time, non-cash impairment charge was a non-taxable event that did not affect the Bank’s liquidity, operations, or regulatory capital.

NOTE 10 — NEW ACCOUNTING STANDARDS

Statements of Financial Accounting Standards

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. We will adopt FSP 107-1 and APB 28-1 for the quarter ended June 30, 2009.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 FSP will be effective for us for the quarter ended June 30, 2009. We do not expect that the adoption of this FSP will have a significant impact on our financial condition or results of operations

SFAS No. 141 (R), “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R did not have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, reaffirms the objective of fair value measurement stated in FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157)—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP FAS 157-4 will be effective for interim and annual periods ending June 30, 2009. We do not expect that the adoption of this FSP will have a significant impact on our financial condition or results of operations.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and has not had a significant impact on the Company’s financial statements.

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

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 did not have a significant impact on the Company’s financial statements.

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

Securities and Exchange Commission Staff Accounting Bulletin No. 111, “Recognition and Presentation for Other-Than-Temporary Impairments” issued on April 13, 2009 which amended SAB Topic 5.M. to maintain the Division of Corporation Finance’s position that equity securities available for sale which experience an other-than-temporary loss should be written down and a realized loss recognized, while removing debt securities from this classification.  The SAB did not have a significant impact on the Company’s financial Statements.

Summary

The list of recent accounting pronouncements noted above, while not an exhaustive list, includes those which we believe will, or may, have the greatest likelihood of application to the Company’s consolidated balance sheets and/or consolidated statements of operations.  We believe that adoption of these standards will not have a material impact on our financial condition or results of operations, earnings (loss) per share or cash flow unless otherwise noted, however no absolute assurance can be given that this in fact, will occur.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the quarters ended March 31, 2009 and 2008, cash paid for interest expense on interest bearing liabilities was $3.6 million and $5.1 million, respectively.  There was $4.8 million in real estate acquired in the settlement of loans for the three month period ending March 31, 2009 and $1.5 million for the corresponding period of 2008.  During the quarter ended March 31, 2009 no cash was paid for income taxes and $125,000 was paid during the same period in 2008.

During the quarter ended March 31, 2009 the senior officers of the Company entered into an Agreement to terminate executive supplemental compensation and split dollar agreements.  The Company has reversed deferred compensation liabilities, deferred taxes and cumulative other comprehensive loss items previously recorded.  Additionally, the Company redeemed its outstanding BOLI during the period and transferred the balance to a receivable carried in other assets, as the funds for the forfeiture arrived subsequent to March 31.

The Company transferred all held-to-maturity securities, with the exception for proprietary mortgage-backed securities, to the available-for-sale portfolio during this quarter.  This was in response to the “stress tests” performed under treasury department guidelines, which indicated that increased capital may be required for all supervised financial institutions and motivated management to utilize this provision of FAS 115 to meet projected capital and liquidity needs.

NOTE 12 — COMMON STOCK REPURCHASE PLAN

During December 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to $3.0 million of the Company’s common stock on the open market or in privately negotiated transactions.  The duration of the program is open ended and the timing of the purchases will depend upon market conditions.  The Company has not repurchased any common stock during the quarter ended March 31, 2009, and is unlikely to do so given the c operating environment.

Selected Financial Data

Summary Selected Consolidated Financial Data

	Quarter Ending		Year Ended
	March 31, 2009	March 31, 2008	December 31, 2008

Condensed Income Statement
Interest Income	7,946	10,308	36,826
Interest Expense	3,997	4,983	17,490
Net Interest Income	3,949	5,325	19,336
Provision for Loan Losses	2,284	150	4,025
Non-interest income	2,801	(82)	(15,313)
Non-interest expense	3,929	4,586	44,410
Attributable to minority shareholders	—	—	—
Provision for income taxes	703	(2)	(7,028)
Net Income (Loss)	(166)	509	(37,384)

Period End Data
Assets	577,794	633,365	556,045
Loans, gross	427,403	459,464	441,222
Securities	79,005	98,311	60,521
Deposits	490,347	441,607	466,012
Other borrowed funds	47,619	110,619	47,619
Stockholders’ Equity	38,179	74,222	37,244

Average Balance Sheet
Assets	569,844	628,718	617,671
Loans, gross	439,266	468,431	458,711
Securities	74,050	76,741	89,293
Deposits	489,014	458,686	459,396
Stockholders’ Equity	37,292	73,617	63,022

Asset Quality
Non-performing assets (1)	31,982	8,793	29,433
Allowance for loan loss	9,193	7,212	8,061
Net Charge-offs	1,152	214	3,240
Non-performing assets to total assets	5.55%	1.39%	5.29%
Allowance for loan loss to loans	2.15%	1.57%	1.83%
Net Charge-offs to average loans	0.24%	0.05%	0.71%

Per Common Share (3)
Basic income (loss) per share	(0.03)	0.09	(6.41)
Diluted income (loss) per share	(0.03)	0.09	(6.41)
Book value per share	6.59	12.73	6.43
Period end common shares outstanding	5,794,179	5,831,099	5,794,179
Average shares outstanding - basic	5,794,179	5,831,099	5,828,697
Average shares outstanding - diluted	5,794,179	5,835,097	5,830,590

Financial Ratios (Annualized)
Return on average assets	-0.12%	0.32%	-6.05%
Return on average equity	-1.79%	2.77%	-59.32%
Net interest margin (2)	3.13%	3.78%	3.43%
Tier 1 leverage capital ratio	11.37%	10.28%	8.89%

(1) Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status, and other real estate owned. For all periods there are none.

(2) Net interest income is divided by average interest-earning assets.

(3) Adjusted for stock dividend of February 15, 2007.

THE BANK HOLDINGS AND SUBSIDIARIES

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Critical accounting policies are those that involve the most complex and subjective decision and assessments, and have the greatest potential impact on the Company’s stated results of operations.  We consider the allowance for loan losses to be a critical accounting policy due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of this policy.  The Company has made no substantive changes in its critical accounting policies and assumptions compared to the disclosures made in The Bank Holdings Annual Report on Form 10-K for the year ended December 31, 2008.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable losses on loans deemed to be uncollectible based on our continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $9.2 million and $7.2 million at March 31, 2009 and 2008, respectively. The provision for loan losses was $2.3 million for the quarter ended March 31, 2009 and $150,000 for the quarter ended March 31, 2008.

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

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on all “watch” and classified loans, including certain loans which may have been classified as impaired.  On an ongoing basis an independent loan review function reviews a sample of new loans as well as “watch” and any classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for classified loans are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on any remaining loans are based on pools of similar loans using a combination of historical loss from the Bank and its peers.  Table 5 sets forth the allocation of the allowance for loan losses as of March 31, 2009 and 2008.

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

SUMMARY: Results of Operations — 1st Quarter

The net loss after tax for the quarter ended March 31, 2009 was $166,000 as compared with reported income of $509,000 for the quarter ended March 31, 2008.  Net income before the provision for income taxes was $537,000 and $507,000 respectively, for the quarters ended March 31, 2009 and 2008.  The significant increase in this quarter’s tax provision relative to income earned is due to the inclusion of $1.9 million as an add-back to pre-tax income upon the redemption of the outstanding BOLI.  The add-back noted is as a result of tax exemption status of previous earnings from BOLI.  During the first quarter of 2009, in order to improve liquidity, the Company liquidated its BOLI totaling $9,860,000.

After tax basic and diluted earnings per share for the first quarter of 2009 were ($0.03) and ($0.03) compared with basic and diluted earnings per share of $0.09 and $0.09 respectively, for the same quarter of 2008.  The Company’s quarterly return on average equity was (1.79%) and quarterly return on average assets was (0.12%) for the quarter ended March 31, 2009, compared to 2.78% and 0.33% respectively, for the quarter ended March 31, 2008.  The primary drivers behind the variance in net income for the first quarter of 2009 relative to the same quarter of 2008 are as follows:

•                  The downturn which began during the second half of 2007 in the national, state, and regional economies and the deteriorating economy faced by our customers, especially those affected by the real estate market downturn, has extended through the first quarter of 2009 and is expected to impact earnings for the rest of 2009.

•                  Executive supplemental compensation and split dollar agreements for senior officers were forfeited, providing additional capital of approximately $3 million including net earnings for the Company of approximately $1.5 million.

•                  Net income before tax increased $30,000 or 6% as compared to the same period last year.

•                  Interest income decreased $2.4 million or 23%.

•                  Interest expense decreased $1.0 million or about 20%.

•                  Net interest income before the provision for loan losses decreased $1.4 million or 25.8%.

•                  Non-interest income was $2.8 million for the first quarter of 2009 after reversals of prior compensation costs compared with a loss of $82,000 for the same period in 2008.

•                  Non-interest expense decreased $657,000 or 14.3%.

•                  The provision for taxes was increased by the effects of non-taxable interest income, the gain related to the forfeiture of compensation agreements, and cumulative earnings on BOLI of $1.9 million considered taxable in the first quarter.

Quarterly Average balances and rates are provided in Table 1.

SUMMARY: Financial Condition

The Company’s total assets were slightly over $578 million at March 31, 2009 an increase of $22 million or 4%, over total assets of $556 million reported at December 31, 2008.  The most significant characteristics of and changes in the Company’s balance sheet during the first three months of 2009 are outlined below:

•                  A continuing emphasis on restructuring the balance sheet to mitigate compression in the Company’s net interest margin.

•                  Additional funds allocated to Fed Funds Sold during the quarter to maintain excess liquidity in uncertain times.

•                  A reduction in gross loans of $14 million or 3.2% to $427 million at March 31, 2009.

•                  An increase in total deposits of $24 million or 5.2% from December 31, 2008.

•                  A reduction in funds garnered from external sources of $50 million.

•                  Liquidation of all BOLI policies for senior management.

•                  Surrender of all deferred compensation plans for senior management.

•                  An increased unrealized loss on securities due to the transfer of all held-to-maturity securities to available-for-sale.

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

Quarterly Analysis

Net interest income for the first quarter of 2009 was $3.9 million, a decrease of $1.4 million or about 26% compared to the first quarter of 2008.  This decrease was primarily due to the decreases in rates earned on interest earning assets.  Average loans decreased $29 million for the quarter ended March 31, 2009 when compared to the same period in the prior year.  The decrease in the loan portfolio was primarily due uncertain economic times wherein borrowers are reluctant to ask for new, or additional, credit due to reduced asset values, lower revenue streams and slower economic activity overall.  Average investments increased by $1 million or 1% during the first quarter of 2009 compared to the first quarter 2008. Average gross loans, net of deferred fees and costs, as a percent of average assets was 77.0% and 74.5% for the quarters ended March 31, 2009 and 2008, respectively.

Continued concern about loan quality has been the focus of the Bank during the first quarter of 2009.  Deteriorating real estate market conditions appeared in the third quarter of 2007 and have continued into 2009.  Management attention to increases in non-performing assets and concern about real estate values led the Company to substantially increase the provision for loan losses for the first quarter of 2009.  Management believes that the allowance for loan losses adequately covers the inherent losses in the loan portfolio; however no assurance can be given that further additions will not be required.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased to 2.97% from 3.78% during the three months ended March 31, 2009 as compared to the same period in 2008, respectively, a decrease of 81 basis points or 21.4%.

The decrease in the Company’s net interest margin is largely a result of lower interest rates in the investment portfolio and a higher volume of non-earning assets.  The dramatic changes in the interest rate environment brought about by the FOMC’s activities of the last eighteen months have impacted both the asset and liability side of the balance sheet, however, the majority of the change has been felt in the rates earned on the Company’s loan portfolio, with deposit interest rates generally “sticky” in a downward rate environment.  The Company’s weighted average prime rate for the first quarter of 2009 was 3.25% compared with 5.09% for the full year of 2008.

In addition, the change in the mix of both assets and liabilities during de-leveraging has had an impact on the Company’s net interest margin.  The Company decreased its use of average short-term borrowed funds to $22 million during the first quarter of 2009 when compared to $58 million for the same period in 2008.  The Company experienced a decrease in the need for borrowed funds as a result of Money Market and Certificate of Deposit promotions which ran in the fourth quarter of 2008. The Company also allowed high cost exchange deposits to run off which caused average savings accounts to decrease to $14 million for the quarter ended March 31, 2009 when compared to the same period of last year.

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

Quarterly Analysis

We provided $2.3 million and $150,000 for probable loan losses in the quarters ended March 31, 2009, and 2008, respectively.  The Company had 28 non-accrual loans amounting to $25 million at March 31, 2009, and nine non-accrual loans amounting to $6.5 million at March 31, 2008.  The Company charged-off $1.1 million in loans for the quarter ended March 31, 2009 and $231,000 for the first quarter of 2008.  Including the non-accrual loans, there were 36 loans 30 days or more past due as of March 31, 2009, and fourteen during the same period of 2008.  The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit.  This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.  The provision for the off-balance-sheet reserve was $13,000 and $14,000 for the quarters ending March 31, 2009 and 2008, respectively.

Non-interest Income

Quarterly Analysis

First quarter non-interest income (excluding realized and unrealized investment gains and losses, and the gain on the forfeiture of the compensation plan) totaled $142,000, a decrease of $190,000 or 57.2% from the same quarter of 2008.  The Company’s realized loss on the sale of investments was $179,000 for the first quarter of 2009 compared with losses of $216,000 for the same period in 2008.

The Company recognized non-interest income of $2.8 million on the extinguishment of certain deferred compensation plans.  As a result, the outstanding deferred compensation liabilities, deferred taxes and cumulative other comprehensive loss items previously recorded were reversed.  The effects of such reversals are the primary drivers of non-interest income and the upward adjustment of equity, during the first quarter of 2009.

Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains or losses reported in any period will continue in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Service charges on deposit accounts and other service charges, commissions and fees increased $36,000 to $163,000 from the same period in 2008.  Exchange fee income decreased $24,000 to $7,000 for the quarter ending March 31, 2009 as compared to the same period in 2008, due to substantial reductions of real estate transactions in the “1031” market, as a result of over-riding economic conditions.

Non-interest Expense

Quarterly Analysis

Non-interest expense was $3.9 million and $4.6 million for the quarters ended March 31, 2009 and 2008, respectively, which represented a decrease of approximately $700,000 or 15.2%.  Expense categories that decreased the most include salaries, accounting and legal costs, and directors’ fees.  The efficiency ratio was 56.5% and 84.0% for the quarters ended March 31, 2009 and 2008, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.  There are four primary expense categories for the first quarter of 2009, which are detailed below.

Salary and employee benefit expense for the quarter ended March 31, 2009 was $2.0 million, compared to $2.6 million for the same quarter 2008.  The full time equivalent (FTE) staffing level is 96 at March 31, 2009 and was 112 as of March 31, 2008, a decrease of 14%.  Such reductions in staffing levels have been made to reshape the Company’s cost structure in light of the current economic environment.  For the quarter ended March 31, 2009, such salary costs approximated 1.5% of average earning assets, as compared to 1.9% for the same period in 2008.

Occupancy and equipment expense amounted to $703,000 for the quarter ended March 31, 2009, an increase of $27,000 or 3.9% from the same quarter in 2008, after the closure of the separate Granite Exchange office and the payment of a lease termination fee.  This operation is now co-located with our Roseville branch office.  The Company now has five Nevada banking offices, two banking offices in California and a data operations center.  Occupancy expenses for the quarter ended March 31, 2009 approximated 0.52% of average earning assets, as compared to 0.48% for the same period in 2008.  The temporary Sparks branch office was closed effective March 31, 2008.

Deposit and loan servicing costs amounted to $330,000 for the quarter ending March 31, 2009 compared to $310,000 for the same period in 2008, an increase of $20,000 or 6.4%.  Deposit and loan servicing costs were unchanged at 0.21% of average earning assets for the quarters ending March 31, 2009 and 2008.

Accounting and legal costs amounted to $284,000 for the quarter ended March 31, 2009 a decrease of $88,000 or 23.6% over the same period in 2008.  Legal and accounting costs for March 31, 2009 represent 0.22% of average earning assets compared with 0.26% for the same period during 2008.  The reduction in expenses is primarily a function of reduced organization size, in that the Company is no longer an accelerated filer, reducing the need for Sarbanes-Oxley compliance costs as well as additional auditor costs relating to internal processes and controls reviews.

The remainder of expenses which were not noted separately above, amounted to $607,000 and $687,000 million at March 31, 2009 and 2008, respectively, a $80,000 decrease or 11.6%.  For the quarter ended March 31, 2009 these other expenses represented 0.12% of average earning assets, as compared to 0.21% for the same period of 2008.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

Provision for Income Taxes

For the quarter ending March 31, 2009 the Company had a net provision for income taxes in the amount of $703,000 and a benefit of $2,000 for the same period in 2008.  These changes are primarily due to the inclusion of $1.9 million as an add-back to pre-tax income due to the reversal of deferred compensation liabilities, and the removal of the deferred tax asset.

This calculation represents our interim tax position and will be adjusted at year end.  The current tax  calculation does not take into full consideration the effects of our Net Operating Loss Carry-Forward or funding differences due to the forfeiture of the deferred compensation agreements, increases in the Allowance for Loan Losses and the reduction of operating expenses overall.

Comprehensive Income (Loss)

Quarterly Analysis

Our available for sale investment portfolio had net unrealized losses included in comprehensive income of $517,000 at March 31, 2009 and $491,000 at December 31, 2008.  At March 31, 2009 the net unrealized loss net of deferred taxes represented 0.7% of securities available for sale, which is included in comprehensive loss.  Comprehensive income or loss differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive loss”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive loss reported under FAS 115 in the financial statements is due to changes in interest rates and does not reflect impairment in the quality of the securities contained in the investment portfolio, nor a permanent impairment in value.  However, as financial rates fluctuate over the term based on expectations of future FOMC actions, and credit markets continue to change, it is entirely possible that the AFS investment portfolio may further depreciate in value over the remainder of the year.

Another component of comprehensive income is the result of the adoption of FAS 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” by the Company in 2006.  As part of the Company’s accounting for certain postretirement plans, there was recognition of a prior service cost which was amortized over an estimated 11 year life from the date of the Plan in 2005.  This prior service cost net of deferred taxes amounted to $457,000 at December 31, 2008.  Subsequent to the forfeiture of all related postretirement plans, the remaining prior service cost was recovered during the first quarter of 2009, resulting in an increase to equity.

FINANCIAL CONDITION

Our consolidated total assets were $578 million and $556 million at March 31, 2009 and December 31, 2008, respectively.  Total average assets were $570 million and $629 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of 9.4%.

The Company’s contraction over the past year has been brought about by a number of considerations having to do with underlying economic conditions, including the relative strength of our borrowers, investment portfolio weaknesses, funding sources and costs, and regulatory guidance.

The national, regional, and local economies where we do business have been subject to substantial disruption.  The level of economic activity, the increasing number of retail and consumer bankruptcies, increasing commercial property vacancy rates and falling real estate values have severely affected the cash flow of our borrowers and the relative quality of our real estate related loan portfolio.  This has caused increasing delinquencies, a higher level of non-performing loans and an increased level of Other Real Estate Owned.  Further, we have not had a great deal of new lending opportunities in other than real estate related areas.

The current economic malaise has also affected the rates of return on our investment portfolio, the relative values of municipal obligations, and the volume of overnight funds kept for exigencies.  As markets stabilize, perhaps we will have more faith in longer term investments that carry higher rates of return.

The bane of any financial organization is high cost funding sources.  In our growth mode over the past few years we increased our reliance on external funding sources, such as brokered CDs and higher levels of borrowed funds.  Some of this reliance was due to the disintermediation caused by the Treasury’s guarantee of money market funds held by broker/dealers with no concomitant guarantee on such funds held by banks, and some was to ensure additional liquidity to fund increasing loan volumes.  With a contracting economy and no loan growth, our need to continue such levels of external funding is diminished and we are shrinking the bank to “right size”  it based on capital levels reduced by intangible and GSE write-downs taken in 2008.  Further, regulatory guidance recently noted in “stress tests” performed on nineteen large institutions have convinced us that economic uncertainties may be more severe than earlier thought, and the preservation of a “well capitalized” institution is very important.

Securities and Other Earning Assets

Quarterly Analysis

The securities portfolio, excluding trading securities was $79 million at March 31, 2009 and averaged $69 million during the first quarter of 2009 as compared to $98 million and an average of $88 million in the first quarter of 2008.  The securities portfolio consists primarily of Mortgage-backed securities, Municipal securities, U.S Treasury and U.S. Government agency securities.  The average yield on investments was 2.93% for the quarter ended March 31, 2009 and 6.06% for the quarter ended March 31, 2008.  Yields for the first quarter of 2008 were substantially benefitted from the higher stated rates paid on GSE investments, which during September 2008 were made worthless by the government conservatorship of FNMA and FHLMC.  Securities available for sale had a net unrealized loss of $517,000 at March 31, 2009 as compared to the net unrealized loss of $491,000 at December 31, 2008.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to stockholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Loss”.

During the first quarter of 2009, the Company transferred a major portion of its portfolio from Held to Maturity (HTM) to Available for Sale (AFS) in response to its reduced capital position after intangible and investment impairments taken during 2008.  As a result, FAS 115 related adjustments to equity have substantially increased as of the March 31, 2009 reporting date.

At March 31, 2009 debt securities have an aggregate depreciation of about 1.66% from the Company’s amortized cost basis as compared to 1.0% at December 31, 2008.  In the available for sale portfolio 42 securities have an unrealized loss as of March 31, 2009.  In 12 of those securities the unrealized loss has exceeded one year.  There are six securities in the held to maturity portfolio that have an unrealized loss as of March 31, 2009.  For two of those securities, the loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Regarding the remainder of the investment portfolio; as management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, there are no declines in value that are not related to the current interest rate environment and there are no declines that may not be related to recent credit market turmoil.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis points change in rates.  The effective duration of the Bank’s investment securities portfolio at March 31, 2009 is 2.02, as compared with 2.65 as of March 31, 2008.   At December 31, 2008 the portfolio’s effective duration was 3.05.  The Company’s investment securities portfolio duration does not substantially differ from that of the Bank, since approximately 99% of the Company’s securities portfolio is held in the subsidiary bank.

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

The ratio of average total investments to average total assets was 18.1%, 16.1% and 15.6% at the quarter ended March 31, 2009, the year ended December 31, 2008 and the quarter ended March 31, 2008, respectively.

The Company had $83,000 in an equity trading portfolio at December 31, 2008 which was sold during the first quarter of 2009.  The sale of such portfolio resulted in a realized loss of $22,000 for the quarter ending March 31, 2009 as compared to unrealized losses of $198,000 for the same period in 2008.

Loans

Quarterly Analysis

Gross loans including fair value loans amounted to $427 million at March 31, 2009, $441 million at December 31, 2008, and $460 million at March 31, 2008, respectively.  Total loans before the allowance for loan losses averaged $439 million for the first quarter of 2009, a decrease of $29 million or 6.2% from the average amount of such loans during the first quarter of 2008.

As noted in Table 4 “Composition of the Loan Portfolio”, real estate construction loans amounted to $95.8 million and $137.5 million at March 31, 2009, and March 31, 2008, respectively.  These loans decreased $41.7 million or 30.3% from the amount of such loans at March 31, 2008.  Commercial construction loans decreased $19.6 million and single family construction decreased $10.5 million.

As acquisition and development and construction loans have had project completion over the past year, they have generally been termed out, thereby reducing construction loan totals and increasing term loan totals.  Those that have had cash flow interruptions have been placed on non-accrual or have been foreclosed upon and contributed to the increase in reported OREO at March 31, 2009.

Overall, the loan portfolio has been shrinking due to programmed payments, loan payoffs, and the moratorium on real estate lending set into place during late 2007.

Term real estate loans amounted to $250 million as of March 31, 2009 compared to $233 million for the quarter ending March 31, 2008, an increase of $17 million or 7.4%.

Commercial and industrial loans approximated $71 million at March 31, 2009 and $79 million at March 31, 2008.  Commercial loans decreased about $8 million or 10.5% over the balances at March 31, 2009.  Revolving lines of credit decreased $8 million or 18.4% to $37 million and represent the majority of the decrease over the first quarter of 2008.

Consumer loans amounted to $8.6 million at March 31, 2009 and $7.6 million at March 31, 2008.  Consumer loans increased $1 million or 12.4% from the balances outstanding as of March 31, 2008.

The ratio of average total loans to average total assets for the first quarter of 2009 was 74.5% and was unchanged from March 31, 2008.   The Company has 28 non-accrual loans totaling $25 million as of March 31, 2009.  The Company had thirteen loans on non-accrual totaling $36 million as of December 31, 2008 and nine loans on non-accrual totaling $7 million for the period ending March 31, 2008.  The following table outlines the Company’s nonperforming and impaired loans as of March 31, 2009 compared to the same period in 2008.

	March 31, 2009		March 31, 2008
	Balance	Estimated Inherent Loss	Balance	Estimated Inherent Loss

Non-performing loans
Commercial and revolving lines of credit	$715	$470	$—	$—
SBA guaranteed	261	—	711	42
Real Estate Construction and Term	23,741	2,256	5,754	613
Consumer	250	—	—	—
Total non-performing loans (1)	24,967	2,726	6,465	655

Other impaired loans
Commercial and revolving lines of credit	73	63	916	112
SBA loans	255	38	460	29
Real Estate Construction	15,321	46	19,410	592
Real Estate Term	—	—	3,398	—
Total other impaired loans	15,649	147	24,184	733

Total nonperforming and impaired loans	$40,616	$2,873	$30,649	$1,388

(1) Including OREO, non-performing assets totaled $32 million at March 31, 2009.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which do not include accruing loans 90 days or more overdue, none for all periods under review), other real estate owned, repossessed assets and certain securities available for sale.  The Company had 28 non-accrual loans totaling $25 million at March 31, 2009, and $7 million in OREO, therefore, non-performing assets (NPAs) totaled $32 million.  The Company had 27 non-accrual loans totaling $24 million and $2.2 million in OREO in December 31, 2008 for total NPAs of $26.2 million as compared to nine non-accrual loans totaling $6.5 million and $2.3 million in OREO as of March 31, 2008, a total of $8.8 million in NPAs.

Deposits

Total deposits were $490 million and $466 million as of March 31, 2009 and December 31, 2008 respectively, an increase of $24 million or 5.1%.  Core deposits (deposits excluding certificates of deposit greater than $100,000), have increased about $29 million or 7.7% since December 31, 2008.  The ratio of gross loans to deposits was 85.1% and 92.7% at March 31, 2009 and December 31, 2008, respectively.

Quarterly Analysis

Non-interest bearing deposits amounted to $52 million at March 31, 2009, unchanged from December 31, 2008, and $59 million at March 31, 2008.  Average non-interest bearing deposits totaled $55.5 million during the first quarter of 2009, which represented 11.3% of average total deposits. This compares with $56.8 million and 12.2%, respectively for the first quarter of 2008.  This is a decrease of $1.3 million or 2.3% for non-interest bearing deposits for the period between March 31, 2009 and 2008.

Interest bearing deposits were approximately $438 million, $414 million and $383 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.  Average interest-bearing deposits were $433 million, an increase of approximately $31 million or 8% during the quarter ended March 31, 2009, as compared to the average of $402 million in interest-bearing deposits during the quarter ended March 31, 2008.

Included in the deposit categories above are public deposits, which averaged $2.2 million for the quarter ending March 31, 2009 and $6.9 million for the quarter ending March 31, 2008.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.  We have reduced our volume of public deposits over the past year and are likely to continue doing so.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased and overnight FHLB advances, amounted to $22.0 million at March 31, 2009 at December 31, 2008.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit, and the amount of which is predicated on the value of collateral held and limited to 15% of total assets. On March 31, 2009 the gross amount of all collateral was about $89 million.  The Bank has currently applied and been approved to borrow funds from the Federal Reserve Bank; however, we have not yet sent collateral in order to begin drawing funds.

Long term other borrowed funds includes FHLB term advances and subordinated debt.  The Company had $5.0 million in FHLB term advances, and $20.6 million in subordinated debt as of March 31, 2009 and December 31, 2008.

The Company’s 1031 qualified intermediaries during their course of business may place exchange liability deposits with non-affiliated financial institutions.  There were no non-affiliate deposits at March 31, 2009, while there were $208,000 of non-affiliate as of December 31, 2008.  Total 1031 deposits at Nevada Security Bank were $3 Million on March 31, 2009 and nearly $5 million at December 31, 2008.

The United States Treasury guided recent “stress testing” of financial institutions, and indicated that increased capital may be required for all supervised financial institutions.  As a result, management was compelled to transfer held-to-maturity securities to the available-for-sale portfolio during this quarter to enhance the Bank’s capital and liquidity position.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $29.2 million at March 31, 2009 as compared to $33.7 million at December 31, 2008.  These commitments represented 6.3% and 7.1% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters-of-credit totaled $1.9 million as of March 31, 2009 and $1.6 million at December 31, 2008.

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

Our real estate loan portfolio accounted for 81% of the total loan portfolio as of March 31, 2009 and 80% at December 31, 2008.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial loans accounted for 17% of the total loan portfolio as of March 31, 2009 as compared to 18% at December 31, 2008.  Commercial loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economies of our market areas.  Commercial loans consist primarily of loans secured by various pieces of equipment or machinery and other corporate assets including real property.  USDA purchased loans outstanding were about $848,000 and $858,000 respectively, as of March 31, 2009 and December 31, 2008.

Consumer loans accounted for 2.0% of our total loan portfolio as of March 31, 2009 as compared to 1.9% at December 31, 2008.

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

To cope with these uncertainties, we give careful attention to our assumptions.  For example, in the case of prepayment of mortgage assets, the majority of assumptions were derived from vendor supported models that are periodically tested using observed loan prepayment behavior; however, during late 2008 we performed our prepayment analysis, which now support that portion of our BankWare model data base.

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

Net cash used in operating activities, consisting primarily of the activities of securities and loans, was $71,000 for the quarter ended March 31, 2009, as compared to $4.4 million for the quarter ended March 31, 2008. The change in operating activities for 2009 was primarily due to the increase in provision for loan loss, the reduction of 1031 activity as a result of economic factors in local real estate markets and the forfeiture off the deferred compensation plans.

For the quarter ended March 31, 2009, the net cash used in investing activities was $11.9 million, as compared to cash used in financing of $4.3 million for the same period of 2008. The change in investing activities for 2009 was primarily due to reduced interest income on securities and reflects a pause in loan origination, both due to the difficulties in the current economic environment.

Net cash provided by financing activities, was $24.3 million for the quarter ended March 31, 2009, as compared to $9.6 million for the quarter ended March 31, 2008. This change from 2008 reflects greater deposit volumes.

As of March 31, 2009, non-pledged securities comprised about $43.5 million or 55% of our securities portfolio. Other forms of balance sheet liquidity on that date include vault cash and balances due from banks which totaled $35.5 million. In addition to the liquidity inherent in our balance sheet, we have off-balance-sheet liquidity in the form of lines of credit from the Federal Home Loan Bank of San Francisco.

As of March 31, 2009 the Company had about $97 million of immediately accessible liquidity, defined as funds that could be raised within 1-3 days through available cash, securities and borrowings.  This represented 150% of transaction accounts and approximately 20% of total deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.

CAPITAL RESOURCES

At March 31, 2009, shareholders’ equity amounted to $38.2 million or approximately 6.6% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 6.  As indicated in such table, we currently exceed all minimum regulatory capital requirements.

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

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines.  While we believe that the Company currently has an adequate level of capital in relation to its balance sheet size, business mix and levels of risk there can be no absolute assurance that this in fact may not change.  The Company’s current capital position exceeds minimum thresholds established by industry regulators.  Based on current regulatory definitions, the Bank is well capitalized, which is the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.

The Board of Directors, in responding to these financial challenges and increasing regulatory scrutiny, has initiated a number of strategies aimed at increasing capital, reducing lending exposures, increasing liquidity, strengthening earnings and evaluating various strategic options through the assistance of investment banking firms well known to our Company.

Such plans include, but are not limited to: 1) the forfeiture of retirement plan assets held by the Company for the benefit of certain senior personnel.  The reduction of accrued liability has enhanced first quarter earnings, contributing both liquidity as a result of the cash received upon liquidation of the assets, earnings for the year, and hence, capital; 2) the closure of under-performing branches and the concomitant reduction in staffing levels, positively affecting earnings by reducing operating costs; 3) shrinking the Bank by reducing the level of brokered deposits through cash flow provided by AFS investments; and 4) enhancing capital ratios by collection of loans, reduction of asset size and other activities appropriate to the ever evolving economics surrounding the Company.

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

Item 4T. CONTROL AND PROCEDURES

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

•      abrupt and/or unforeseen, as well as continual changes in the extensive laws, regulations and policies governing financial institution holding companies and their subsidiaries has and could continue to alter our business environment or affect our operations;

•      general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses or a reduced demand for credit or fee-based products and services;

•      concentrations of real estate loans could subject us to increased risk in the current real estate recession;

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

•      we operate in a competitive environment dominated by larger financial service providers which may be provided certain benefits because of their size, which are not commensurately provided to community banks.  Further, such organizations may have lower cost structures and offer a wider panoply of services;

You should not place undue reliance on any forward-looking statements.  Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events except to the extent required by federal securities laws.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the 2008 Annual Report on Form 10-K of The Bank Holdings filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s internet site (http://www.sec.gov).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

—   None

Item 3.  Defaults Upon Senior Securities

—   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

—   None

Item 5.  Other Information

—           None

Item 6.  Exhibits

(a)          The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
Exhibit 11	Computation of Per Share Earnings (1)
Exhibit No.31.1	Certification of Hal Giomi Pursuant to Rules 13a-14(a) and 15d — 14(a) under the Securities Exchange Act of 1934, as amended (2)
Exhibit No.31.2	Certification of Jack Buchold Pursuant to Rules 13a-14(a) and 15d — 14(a) under the Securities Exchange Act of 1934, as amended (2)
Exhibit No.32.1	Certification of Hal Giomi Pursuant to 18 U.S.C. § 1350 (2)
Exhibit No.32.2	Certification of Jack Buchold Pursuant to 18 U.S.C. § 1350 (2)

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

	For the Quarter Ended March 31,			For the Quarter Ended March 31,
	2009 (a),(b),(e)			2008 (a),(b),(e)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$25,012	$18	0.30%	$3,842	$16	1.67%
Securities	69,440	688	4.02%	88,362	1,414	6.44%
Equity	4,610	9	0.74%	5,950	49	3.31%
Total Investments	99,062	715	2.93%	98,154	1,479	6.06%

Loans: (c)
Agriculture	851	10	4.74%	891	(13)	-5.87%
Commercial	74,404	1,188	6.48%	83,396	1,544	7.45%
Real Estate Construction	102,541	1,437	5.68%	146,034	2,741	7.55%
Real Estate Term	251,813	4,508	7.26%	230,187	4,420	7.72%
Consumer	8,183	76	3.76%	7,529	125	6.68%
Credit Card and Overdraft Protection	326	12	15.16%	306	12	15.77%
Other	1,148	—	0.00%	88	—	0.00%
Total Loans before allowance	439,266	7,231	6.68%	468,431	8,829	7.58%
Total Earning Assets	538,327	7,946	5.99%	566,585	10,308	7.32%
Non-Earning Assets	31,517			62,133
Total Assets	$569,844			$628,718
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$10,805	$9	0.35%	$10,719	$28	1.05%
Savings Accounts	13,952	16	0.47%	36,215	251	2.79%
Money Market	110,721	682	2.50%	100,778	815	3.25%
IRA’s	6,769	66	3.98%	4,099	47	4.61%
Certificates of Deposit<$100,000	212,178	2,068	3.95%	186,444	2,259	4.87%
Certificates of Deposit>$100,000	79,069	749	3.84%	63,621	690	4.36%
Total Interest Bearing Deposits	433,494	3,591	3.36%	401,876	4,090	4.09%
Borrowed Funds:
Short term debt	22,000	150	2.77%	58,099	508	3.52%
Long term debt	25,619	255	4.04%	27,938	385	5.54%
Total Borrowed Funds	47,619	406	3.45%	86,037	893	4.17%
Total Interest Bearing Liabilities	481,113	3,997	3.37%	487,913	4,983	4.10%
Demand Deposits	55,523			56,810
Other Liabilities	(4,084)			10,378
Shareholders’ Equity	37,292			73,617
Total Liabilities and Shareholders’ Equity	$569,844			$628,718

Interest Rate Spread (d)			2.62%			3.22%

Interest Income/Earning Assets			5.99%			7.32%
Interest Expense/Earning Assets			3.01%			3.54%
Net Interest Income and Margin (f)		$3,949	2.97%		$5,325	3.78%

(a)	Average balances are obtained from the best available daily data.
(b)	Yields are not reflected on a tax equivalent basis.
(c)	Loans including fair value loans are gross of the allowance for possible loan losses, and net of deferred fees and related direct costs.
(d)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(e)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	For the Quarter Ended March 31,
	2009 vs. 2008
	Increase (Decrease) Due to
			Rate and	Total
	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$355	$53	$(291)	$116
Securities	$(1,218)	$2,094	$448	1,325
Equity	$(44)	$195	$44	194
Total Investment Income	(908)	2,342	201	1,635

Loans:
Agriculture	$2	$(94)	$(4)	(96)
Commerical	$(670)	$808	$87	226
Real Estate Construction	$(3,283)	$2,726	$812	255
Real Estate Term	$1,670	$1,065	$(100)	2,636
Consumer	$44	$219	$(19)	244
Credit Card and Overdraft Protection	$3	$2	$—	5
Other	$—	$—	$—	—
Total Loan Income	(2,234)	4,726	776	3,269

Total Interest Income	(3,142)	7,069	977	4,904

Interest Expense
Interest Bearing Deposits:
Now Accounts	$1	$75	$(1)	75
Savings	$(621)	$839	$516	735
Money market	$323	$759	$(75)	1,008
IRA’s	$123	$26	$(17)	132
Certificates of deposit<$100,000	$1,254	$1,716	$(237)	2,733
Certificates of deposit>$100,000	$674	$332	$(81)	925
Total interest-bearing deposits	1,755	3,746	106	5,607

Borrowed Funds	(1,604)	3,548	49	1,993

Total interest expense	151	7,294	156	7,601

Net Interest Income	$(3,292)	$(225)	$821	$(2,696)

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended March 31,
	2009	% of Total	2008	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$164	5.82%	$127	-154.88%
Other service charges, commissions and fees	10	0.36%	11	-13.41%
Loan Charges and Fees	(43)	-1.54%	72	-87.80%
Income on bank owned life insurance	27	0.96%	90	-109.76%
Exchange fee income	7	0.25%	31	-37.80%
Unrealized gains on trading securities	—	0.00%	(198)	241.46%
Unrealized gains on fair value loans	3	0.11%	1	-1.22%
Gain on sale of Fixed Assets	—	0.00%	—	0.00%
Gain/(loss) on sale of investments	(201)	-7.14%	(216)	263.41%
Other	2,834	101.18%	—	0.00%
Total non-interest income	2,801	100.00%	(82)	100.00%

As a percentage of average earning assets		2.11%		-0.06%

Other Operating Expense:

Salaries and employee benefits	2,005	51.03%	2,641	57.59%
Occupancy costs	703	17.89%	676	14.74%
Advertising and marketing costs	120	3.05%	108	2.35%
Data processing costs	162	4.12%	137	2.99%
Deposit services costs	294	7.48%	275	6.00%
Loan servicing costs	21	0.53%	21	0.46%
Provision for undisbursed loan commitments	13	0.33%	14	0.31%
Telephone and data communication costs	78	1.99%	94	2.05%
Postage	25	0.64%	29	0.63%
Accounting and legal costs	284	7.23%	372	8.11%
Other professional services	74	1.88%	56	1.22%
Directors fees	10	0.25%	62	1.35%
Travel and education costs	38	0.97%	65	1.42%
Stationery and supplies	30	0.76%	45	0.98%
Other	72	1.83%	(9)	-0.20%
Total non-interest expense	$3,929	100.00%	$4,586	100.00%

As a percentage of average earning assets		2.94%		3.26%
Net non-interest income/expense as a percentage of average earning assets		0.84%		3.31%

Efficiency ratio (a)		56.53%		84.01%

(a)	Represents non-interest expense as a percentage of net interest income and non-interest income excluding realized securities gains and losses.

Table 4 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of
	March 31,		March 31,
	2009 (1)		2008 (1)
		% of		% of
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
USDA Agriculture Loans	$848	0.20%	$888	0.19%

Commercial and Industrial
Revolving Lines of Credit	37,150	52.36%	45,520	9.93%
Other Collateral	34,593	48.76%	34,777	7.59%
Unsecured	7,597	10.71%	8,437	1.84%
Participations	(8,391)	-11.83%	(9,500)	-2.07%
Total Commerical and Industrial Loans	70,948	16.63%	79,234	17.29%

Real Estate Construction:
Acquisition and Land	59,035	61.63%	62,627	13.66%
Single Family Residences	10,506	10.97%	21,005	4.58%
Multi-family	1,166	1.22%	4,272	0.93%
Commerical	32,668	34.10%	52,319	11.41%
Government Guaranteed	1,724	1.80%	5,718	1.25%
Participations	(9,310)	-9.72%	(8,405)	-1.83%
Total Real Estate Construction	95,789	22.46%	137,536	30.01%

Real Estate Term:
Single Family Residences	5,858	2.34%	3,491	0.76%
Multi-family	17,377	6.94%	11,791	2.57%
Commerical	238,148	95.12%	230,594	50.31%
Government Guaranteed	1,496	0.60%	—	0.00%
Participations	(12,503)	-4.99%	(12,843)	-2.80%
Total Real Estate Term	250,375	58.70%	233,033	50.84%

Total Real Estate Loans	346,165	81.15%

Consumer Loans:
Consumer	1,938	22.54%	2,016	0.44%
Home Equity Lines of Credit	6,338	73.74%	5,296	1.16%
Credit Cards and Overdraft Protection	319	3.71%	313	0.07%
Other			22	0.00%
Total Consumer Loans	8,594	2.01%	7,647	1.67%

Total Loans, before allowance	426,555	100.00%	458,338	100.00%

Less:
Allowance for Loan Losses	9,193	2.16%	7,212	1.57%
Net Loans	$417,363		$451,126

(1) Deferred fees and costs have been deducted from loan totals

Table 5 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended
	March 31,	March 31,
	2009	2008
	(Dollars in thousands)

Allowance at the beginning of the period	$8,061	$7,276

Charge-offs:
Agricultural	—	—
Commercial & industrial loans	1,078	—
Real estate construction	55	231
Real estate term	—	—
Consumer loans	27	—
Total Loans Charged-Off	1,160	231

Recoveries:
Agricultural	—	—
Commercial & industrial loans	8	—
Real estate construction	—	—
Real estate term	—	—
Consumer loans	—	17
Total Loans Recovered	8	17

Net loan charge offs	(1,152)	(214)

Provision charged to expense	2,284	150

Balance	$9,193	$7,212

Average loans outstanding during period *	$439,266	$468,431
Total loans outstanding at end of period *	$426,555	$458,338

* Deferred fees and costs have been deducted from loan totals
** The Net increase in specific months during the quarter was $2,087,000

RATIOS
Net Charge-offs to Average Loans (annualized)	1.05%	0.18%
Allowance for Loan Losses to Total Loans at End of Period	2.16%	1.19%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	12.53%	2.97%
Net Loan Charge-offs to Provision for Loan Losses	50.44%	142.67%

Table 6 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2009
Total Capital to Risk Weighted Assets
The Bank Holdings	$52,561	11.37%	$36,974	8.00%	NA	NA
Nevada Security Bank	$51,446	11.33%	$36,311	8.00%	$45,389	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$46,258	10.01%	$18,487	4.00%	NA	NA
Nevada Security Bank	$45,143	9.95%	$18,156	4.00%	27,233	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$45,258	7.64%	$24,223	4.00%	NA	NA
Nevada Security Bank	$45,143	8.04%	$22,452	4.00%	$28,065	5.00%

December 31, 2008
Total Capital to Risk Weighted Assets
The Bank Holdings	$56,248	11.63%	$38,694	8.00%	NA	NA
Nevada Security Bank	$50,450	10.58%	$38,140	8.00%	$47,676	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$50,269	10.39%	$19,347	4.00%	NA	NA
Nevada Security Bank	$44,471	9.33%	$19,070	4.00%	28,605	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$50,269	8.89%	$22,621	4.00%	NA	NA
Nevada Security Bank	$44,471	7.94%	$22,413	4.00%	$28,016	5.00%

Table 7 - QUARTERLY DATA (UNAUDITED)

	2009	2008
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$7,946	$8,136	$8,971	$9,411	$10,308
Interest Expense	3,997	4,275	4,062	4,170	4,983
Net interest income	3,949	3,861	4,909	5,241	5,325

Provision for Loan Losses	2,284	2,585	150	1,140	150
Net interest income after Provision for Loan Losses	1,665	1,276	4,759	4,101	5,175

Non-interest income	2,801	(1,299)	(14,084)	151	(82)
Non-interest expenses	3,929	4,495	30,794	4,535	4,586

Income (Loss) before taxes	537	(4,518)	(40,119)	(283)	507

Income/(losses) attributable to Minority Shareholders	—	—		—	—

(Benefit) provision for taxes	703	(1,645)	(5,073)	(308)	(2)

Net Income (Loss)	$(166)	$(2,873)	$(35,046)	$25	$509

Other Comprehensive Income (loss), unrealized gains/losses on securities available-for-sale	(517)	(617)	791	(510)	(155)

Comprehensive Income (Loss)	$(683)	$(3,490)	$(34,255)	$(485)	$354

Earnings (loss) per common share:
Basic	$0.03	$(0.50)	$(6.01)	$0.00	$0.09
Diluted	$0.03	$(0.50)	$(6.01)	$0.00	$0.09

	For the Three Months Ending
	March 31, 2009
Condensed Income Statement	Bank	1031	Parent	Eliminations	Consolidated
	(Dollars in thousands - unaudited)

Interest Income	$7,945	$36	$(4)	$(31)	$7,946
Interest Expense	3,830	(0)	198	(31)	3,997
Net interest income	4,115	36	(202)	—	3,949

Provision	2,284	—	—	—	2,284

Net interest income after provision	1,831	36	(202)	—	1,665

Non-interest income
Service Charges	163	0	—	—	163
Other Service Chgs, fees etc	(43)	—	—	—	(43)
Bank owned life insurance	27	—	—	—	27
Exchange Fees	—	7	—	—	7
Unrealized gains on trading	(0)	—	(54)	—	(54)
Other Income	2,701	—	—	—	2,701
Total Non-interest income	2,847	7	(54)	—	2,801

Non-interest Expense
Salaries	1,913	36	56	—	2,005
Occupancy	594	77	33	—	703
Marketing	116	4	—	—	120
Data Processing	161	1	0	—	162
Deposit and Loan Servicing	273	2	—	—	274
Accounting and Legal	269	(13)	28	—	284
Other Professional Services	58	1	15	—	74
Telephone and Data Communications	97	6	0	—	104
Other Expenses	169	2	31	—	202
Total Non-Interest Expense	3,649	116	164	—	3,929

Net income before taxes	1,029	(73)	(419)	—	537

Attributitable to minority shareholders	—	—	—	—	—
Income Taxes (benefit)	872	(26)	(143)	—	703

Net income	158	$(47)	$(277)	$—	$(166)

ASSETS
Cash and Due from Banks	$35,506	$2,999	$188	$(3,183)	$35,510
Investments
Investments in Subsidiaries	—	—	51,809	(51,809)	—
Investment Portfolio	81,544	—	1,767	—	83,311
Loans	417,455	—	—	—	417,455
Fixed Assets	7,108	—	102	—	7,210
Intangibles	4,069	—	—	—	4,069
Other Assets	26,979	—	1,624	—	28,603
Total Assets	572,571	2,999	55,490	(53,192)	576,067

LIABILITIES
Deposits	490,550	—	—	(204)	490,347
Borrowing	27,000	—	20,619	—	47,619
Other Liabilities	2,325	2,794	(2,217)	(2,980)	(78)
Total Liabilities	519,876	2,794	18,402	(3,183)	537,889

Shareholders’ equity	52,695	205	37,088	(50,009)	38,179

Total Liabilities and Shareholders’ Equity	$572,571	$2,999	$55,490	$(53,192)	$576,067

Table 8 Continued

	For the Three Months Ending
	March 31, 2008
Condensed Income Statement	Bank	1031	Parent	Eliminations	Consolidated
	(Dollars in thousands - unaudited)

Interest Income	$9,957	$311	$347	$(307)	$10,308
Interest Expense	4,777	207	306	(307)	4,984
Net interest income	5,180	104	41	0	5,325

Provision	150	—	—	—	150

Net interest income after provision	5,030	104	41	—	5,175

Non-interest income
Service Charges	126	1	—	—	127
Other Service Chgs, fees etc	72	—	(197)	208	83
Bank owned life insurance	90	—	—	—	90
Exchange Fees	—	31	—	(0)	31
Unrealized gains on trading	1	—	(216)	(1)	(216)
Other Income	10	—	—	(207)	(197)
Total Non-interest income	298	33	(413)	0	(82)

Non-interest Expense
Salaries	1,763	122	182	—	2,067
Occupancy	598	38	41	—	676
Marketing	89	19	—	—	108
Data Processing	116	14	6	—	137
Deposit and Loan Servicing	307	2	1	—	310
Accounting and Legal	39	—	170	68	277
Other Professional Services	104	0	115	(68)	151
Telephone and Data Communications	111	12	35	(34)	123
Other Expenses	809	76	(182)	34	736
Total Non-Interest Expense	3,936	283	367	(0)	4,586

Net income before taxes	1,392	(146)	(739)	0	507

Attributitable to minority shareholders	—	—	—	—	—
Income Taxes (benefit)	302	(48)	(256)	0	(2)

Net income	$1,090	$(98)	$(483)	$0	$509

ASSETS
Cash and Due from Banks	$8,900	$17,806	$1,014	$(18,810)	$8,910
Investments
Investments in Subsidiaries	—	—	78,466	(78,466)	—
Investment Portfolio	105,371	—	9,959		115,330
Loans	451,126	—	—		451,126
Fixed Assets	7,086	102	130	—	7,318
Intangibles	20,837	—	4,544	5,287	30,668
Other Assets	18,891	225	1,109	(212)	20,013
Total Assets	612,211	18,133	95,222	(92,202)	633,365

LIABILITIES
Deposits	443,004	—	—	(1,397)	441,607
Borrowing	90,000	—	20,619	—	110,619
Other Liabilities	6,609	17,552	381	(17,625)	6,917
Total Liabilities	539,613	17,552	21,000	(19,022)	559,143

Shareholders’ equity	72,598	581	74,222	(73,179)	74,222

Total Liabilities and Shareholders’ Equity	$606,266	$46,236	$95,624	$(100,708)	$647,418

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date:	May 20, 2009	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date:	May 20, 2009	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)