Form 10-Q
period 2009-06-30
BANK HOLDINGS
filed 2009-08-19
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Act)  YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value, 5,794,179 shares outstanding as of June 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (unaudited)

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	June 30,	December 31,
	2009 (1)	2008 (2)
ASSETS
Cash and due from banks	$91,600	$21,260
Liquid money market funds and other short term investments	1,092	883
Federal funds sold	—	965
Cash and cash equivalents	92,692	23,108
Securities, available for sale	71,852	1,766
Securities, held to maturity (fair value 2009: $1,534; 2008: $58,228)	1,570	58,755
Securities, trading	—	83
Other equity securities, at cost	3,918	4,306

USDA loans (at fair value, unpaid principal $902)	—	858
Loans, gross	412,739	440,363
Allowance for loan losses	(16,163)	(8,061)
Deferred loan fees, net	(897)	(934)
Loans, net	395,679	432,226

Premises and equipment, net	7,042	7,396
Other real estate owned	9,769	2,156
Bank owned life insurance	—	9,833
Intangible asset	1,441	1,451
Goodwill	0	2,653
Other assets	3,521	12,312
TOTAL ASSETS	$587,484	$556,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$46,735	$52,107
Interest bearing demand	11,537	10,775
Savings	12,288	15,453
Money Market	154,596	61,499
IRA’s	8,626	6,183
Time deposits < $100,000	189,606	236,784
Time deposits > $100,000	83,078	83,211
Total deposits	506,466	466,012
Short term borrowed funds	45,000	22,000
Long Term borrowed funds	—	5,000
Junior subordinated debt	20,619	20,619
Exchange Liabilities	—	200
Accrued expenses and other liabilities	26	4,970
Total Liabilities	572,111	518,801
Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 authorized; 5,794,179 issued and outstanding as of June 30, 2009 and December 31, 2008	58	58
Additional paid-in capital	73,802	73,993
Retained earnings (accumulated deficit)	(57,150)	(36,316)
Accumulated other comprehensive (loss)	(1,337)	(491)
Total stockholders’ equity	15,373	37,244
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$587,484	$556,045

(1) June 30, 2009 information is unaudited.

(2) The condensed balance sheet as of December 31, 2008 has been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Three - Month Period		For the Six - Month Period
	Ended June 30, (1)		Ended June 30, (1)
	2009	2008	2009	2008
Interest and dividend income:
Federal funds sold and other	$40	$21	$40	$37
Debt securities, taxable	603	960	1,141	2,109
Debt securities, non-taxable	183	368	360	633
Dividends	15	83	15	132
Loans, including fees	6,003	7,979	13,234	16,808
Total interest and dividend income	6,844	9,411	14,790	19,719
Interest expense:
Deposits	3,613	3,323	7,205	7,413
Other borrowed funds	596	847	1,002	1,740
Total interest expense	4,209	4,170	8,207	9,153

Net interest income	2,635	5,241	6,583	10,566

Provision for loan losses	7,660	1,140	9,944	1,290
Net interest income, after provision for loan losses	(5,025)	4,101	(3,361)	9,276
Noninterest income:
Service charges on deposit accounts	156	154	320	281
Other service charges, commissions and fees	17	70	17	21
Loan Servicng Costs	—	—	(34)	132
Income on bank owned life insurance	—	95	27	185
Exchange fee income	4	27	11	58
Unrealized gain(loss) on trading securities	(24)	13	—	(185)
Realized Gain on Fair Value Loans	—	—	1	1
Gain on Surrender of deferred compensation plans	(84)	—	2,750	—
Net (loss) on sale of assets	(109)	(41)	(104)	(41)
Net (loss) on sale of available for sale securities	(257)	(167)	(484)	(383)
Total noninterest income	(297)	151	2,504	69
Noninterest expense:
Salaries and employee benefits	1,968	2,388	3,973	5,029
Occupancy and equipment	575	630	1,278	1,306
Marketing	136	167	256	275
Data processing	97	122	288	259
Deposit and loan services costs	3	285	333	595
Accounting, and legal	185	328	469	700
Goodwill impairment	2,653	—	2,653	—
OREO Expenses	2,620	63	2,646	63
Other professional services	252	77	326	133
Regulatory Assessments	668	84	780	176
Telephone and postage	99	163	201	257
Other Expenses	56	228	38	328
Total noninterest expense	9,312	4,535	13,241	9,121

Net income before income tax provision	(14,634)	(283)	(14,098)	224

Income tax provision (benefit)	7,546	(308)	8,248	(310)

NET INCOME	$(22,180)	$25	$(22,346)	$534

Net earnings (loss) per share:
Basic	$(3.83)	$0.00	$(3.86)	$0.09
Diluted	$(3.83)	$0.00	$(3.86)	$0.09

(1) The period ending data for June 30, 2009 and 2008 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY & COMPREHENSIVE INCOME

For the six month periods ending June 30, 2009, and June 30, 2008 (1) (2)

						Accumulated
		Shares of		Additional	Retained	Other
	Comprehensive	Common	Common	Paid-in	Earnings	Comprehensive	Treasury
	Income/Loss	Stock	Stock	Capital	(Deficit)	Income/Loss	Stock	Total
	(in thousands, except per share data)

Balance at December 31, 2007		5,831,099	$58	$73,766	$2,139	$(1,126)	$—	$74,837

Adoption of EITF 06-04					(1,071)			(1,071)
Purchase of Treasury Stock		(1,000)					(9)	(9)

Net income	$534				534			534

Compensation expense related to stock options				155				155

Amortization of unrealized minimum projected benefit obligation of defined benefit plan						33		33

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(1,048)
Less reclassification adjustment for gains included in net Income	383
Net unrealized holding losses	(665)					(665)		(665)
Comprehensive Loss	$(131)

Balance at June 30, 2008		5,830,099	$58	$73,921	$1,602	$(1,758)	$(9)	$73,814

Balance at December 31, 2008		5,794,179	$58	$73,993	$(36,316)	$(491)	$—	$37,244

Net loss	$(22,346)				(22,346)			(22,346)

Compensation expense related to stock options				(113)				(113)

Additional capital contributions to subsidiaries				(78)				(78)

Effect of Forfieture of BOLI and SERP Agreements (reversal of EITF 06-04 and FAS 158)					1,512			1,512

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(1,337)
Less reclassification adjustment for gains included in net Income	491
Net unrealized holding losses	(846)					(846)		(846)
Comprehensive Loss	$(24,038)

Balance at June 30, 2009		5,794,179	$58	$73,802	$(57,150)	$(1,337)	$—	$15,373

(1) The periods June 30, 2009 and 2008 are unaudited.

(2) The periods as of December 31, 2008 and 2007 has been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Six Months Ended
	June 30, (1)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	(22,346)	534
Adjustments to reconcile net earnings to cash provided by operating activities
Depreciation and amortization	202	434
Provision for deferred tax asset	8,248
Provision for loan losses	9,944	1,290
Provision for OREO allowance	2,366	—
Impairment of goodwill	2,653	—
Net losses on AFS securities	471	485
(Accretion)/Amort AFS	(50)	(29)
Stock based compensation	113	155
Amortization of prior service costs	11	—
Amortization of intangible	35	70
Earnings on CSV	(27)	(184)
Gain on forfeiture of deferred compensation plans	2,750	—
Activity in exchange assets net	—	(4,101)
Activity in trading account	—	185
(Gain)Loss on sale of subsidiary	(78)	(1,040)
Other	(17,991)	(3,242)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,699)	(5,411)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities AFS	(50,401)	(12,856)
Purchases of securities HTM	—	(31,409)
Proceeds of sales of securities AFS	25,880	1,283
Proceeds from maturities and calls AFS	5,821	(1,433)
Proceeds of sales of securities HTM	3,009	8,995
Proceeds from maturities and calls HTM	2,306	—
Net (increase)/decrease in loans	28,482	10,892
Proceeds from sale of foreclosed real estate	299	—
Proceeds from forfeiture of BOLI	9,281	—
Other	152	134
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	24,829	(24,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase/(decrease) in deposits & savings	85,322	(10,756)
Net increase/(decrease) in time deposits	(44,868)	—
Net increase/(decrease) in borrowings	18,000	39,390
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	58,454	28,634

Net change in cash and equivalents	69,584	(1,171)

Cash & equivalents at beginning of year	23,108	14,180

CASH AND CASH EQUIVALENTS AT END OF PERIOD	92,692	13,009

(1) The periods ending June 30, 2009 and 2008 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

NOTE — 1 THE BUSINESS OF THE BANK HOLDINGS

Nature of Banking Activities

The Bank Holdings is a bank holding company, which provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Nevada Security Bank (“the Bank”).  The Bank has four banking offices in northern Nevada.  There is one office in northern California, separately branded as Silverado Bank.

The Company, during the first quarter of 2006 acquired two qualified intermediary companies; Rocky Mountain Exchange and Granite Exchange, Inc., which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  The Company closed the Rocky Mountain Exchange office located in Bozeman, Montana effective July 31, 2008 and sold Granite Exchange on June 30, 2009. Qualified intermediaries select the financial institution to hold the depositor accounts created as part of the exchange transactions. As of June 30, 2009 only the Rocky Mountain Exchange subsidiary is consolidated.

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

NOTE 2 — GOING CONCERN AND REGULATORY ACTIONS

Going Concern

Our Company has been significantly and adversely impacted by the continued decline in economic conditions in the U.S., the western states, and more specifically, northern California and northern Nevada.  The Company faces unprecedented challenges with the increasing level of non-performing loans, the steep declines in the underlying value of real estate collateral and the greater loan loss provisions required.  Shareholders’ equity has decreased from $37 million at December 31, 2008 to $15 million at June 30, 2009 or from 6.7% of total assets at December 31, 2008 to 2.6% currently as a result of year-to-date loan loss provisions of $10 million, a valuation allowance for deferred taxes of $8 million, OREO write-downs of $3 million, a goodwill impairment of $2.653 million, and an increase in non-performing assets and steep increases in deposit insurance premiums.  As a result of these items, our Company is deemed to be adequately capitalized as of June 30, 2009.  These conditions create an uncertainty about our Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the reduction of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of our Company’s inability to repay the outstanding principal balance of its debt or from any extraordinary regulatory action, either of which could affect its ability to continue as a going concern.

The Company has taken certain steps in an effort to continue with safe and sound banking practices and has engaged Sandler O’Neill, and Partners, LP to assist in seeking additional capital.  Further, the Company has exercised its contractual right to defer the interest (accrued and deferred interest at June 30, 2009 totaled $212,000) on junior subordinated debt (“Trust Preferred Securities”), and has taken a number of actions to reduce costs and reduce commercial real estate loan concentrations, to maintain a safe and sound institution.

Regulatory Actions

As we reported in our Form 8-K filed with the SEC on June 29, 2009, our Bank entered into a stipulation and consent to the Issuance of an Order to Cease and Desist with the Federal Deposit Insurance Corporation (“FDIC”) and the Nevada Financial Institutions Division (“NFID”).

The Order is a formal corrective action pursuant to which our Bank has agreed to address specific areas through the adoption and implementation of certain procedures and policies designed to enhance the safety and soundness of our Bank.  These actions include, among other things, an enhanced methodology for determining the adequacy of the allowance for loan and lease losses, an updated plan for reducing brokered deposits and commercial real estate loans, and the development of a capital plan to increase and subsequently maintain specified capital levels by certain dates.  The Order specifies that we will prepare and submit progress reports to the FDIC and NFID regarding our compliance with the Order.  The Order will remain in effect until modified or terminated by the FDIC and NFID.

As a result of being deemed adequately capitalized under the prompt corrective action rules, our Bank is subject to certain regulatory restrictions.  These include, among others, that our Bank may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC and may not increase the average total assets during a calendar quarter to exceed 5% of its average total assets during the preceding calendar quarter, may not acquire a business, establish or acquire a branch office, or engage in a new line of business and may not increase the level of brokered deposits.

Further, in a letter dated August 6, 2009, the Federal Reserve Bank of San Francisco designated the Company to be in a “troubled condition” and that the Reserve Bank will be pursuing an enforcement action to ensure that the holding company acts as a source of strength to its subsidiary bank. Details of this supervisory action are to be delivered under separate correspondence at a later date.

Compliance Efforts

As previously disclosed by the Company, many of the corrective actions requested by regulators were initiated in prior periods by management and the Board of Directors.  These activities included reducing loan concentrations, maintaining an adequate allowance for loan and lease losses, reducing brokered deposits held by the Bank and preserving capital and enhancing operations.

NOTE 3 — BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation

On July 9, 2003, the stockholders of Nevada Security Bank approved the exchange of their common stock in Nevada Security Bank for common stock in the newly formed holding company, The Bank Holdings.  This transaction was consummated on August 29, 2003 and was accounted for at historical cost. Nevada

Security Bank was organized on February 26, 2001 and opened for business on December 27, 2001.  The consolidated financial statements include the accounts of The Bank Holdings and its wholly-owned subsidiaries, Nevada Security Bank and Rocky Mountain Exchange.  Former subsidiary Granite Exchange Inc. was sold on June 30, 2009 and no related accounts are included herein. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2008 is from the audited financial statements at that date, but this Form 10-Q document does not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  The interim financial information should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.

Analysis of certain interim financial information has been presented for both end-of-period and reporting period average balances.  It is anticipated that for historical review, average balances may be more pertinent to eliminate seasonality, quarter-end growth anomalies, and computational rounding.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, OREO valuations, loan origination costs, equity-based compensation, goodwill and income taxes.

Operating Segment Information

We manage our operations and prepare management reports and other information with a primary focus on lines of business.  As of June 30, 2009, we operated one bank located in two distinctive regional markets in two states, and we had one inactive qualified intermediary company.  The operating segments are separated into parent, bank, and non-bank financial services.  Such segment reporting eliminates transactions between noted operating areas, and the accounting policies of the individual segments are the same as those of the Company.  Transactions between operating segments are conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.  Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

Table 8 presents selected operating segment information for the three and six month periods ended June 30, 2009 and 2008.

Loans

The Company grants real estate, commercial, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate related loans throughout northern Nevada and northern California.  The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate market and general economic conditions in these areas.  Both of these areas have been severely impacted by the substantial downturn in national, regional and state economic conditions, the continued effects of which management believes have not yet been made fully apparent.  Such an economic cycle may last for more than one year, and bring about further deterioration in loan quality as exhibited in Table 5.

Loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  The Company adopted Financial Accounting Standards Board (“FAS”) 159, Fair Value Option of Financial Assets and Financial Liabilities and FAS 157, Fair Value Measurement for those SBA/USDA loans which were purchased by the Company during 2003 and 2004 when the loan portfolio was smaller than the investment portfolio.  The Company sold these fair value loans during April, 2009.

We manage asset quality and control credit risk through the application of policies, practices and procedures designed to promote sound underwriting and loan monitoring, and the diversification of the loan portfolio.  The loan administration function is charged with monitoring asset quality and establishing credit policies, practices and procedures which are thorough and consistently enforced.

Income Taxes

FAS Interpretation 48 Accounting for Uncertainty in Income Taxes (FIN 48), clarifies FAS 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements.  Under the FIN 48 guidelines an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination.

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for taxes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Therefore, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.  The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized.  If future income should prove non-existent or not sufficient to recover the amount of the deferred tax assets within the tax years to which they may be applied, the assets may not be realized and the Company’s net income could be reduced.  As of June 30, 2009 the Company provided a valuation allowance of $8 million for the deferred tax asset due to going concern issues previously noted.

The Company has previously set aside a provision for income taxes on a monthly basis.  The amount of the tax provision was determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income.  Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, certain expenses that are not allowed as tax deductions, and tax credits.  As of June 30, 2009 no such expense has been provided; rather, a valuation allowance of $8 million was established to reflect the likelihood of collection of the Company’s deferred tax asset.

Reclassification

Various reclassifications may have been made in prior periods in order to be consistent with the presentation as of June 30, 2009.  Further, certain captions may have minor revisions to more accurately reflect activities of the Company.  There were no changes to previously reported shareholders’ equity, net loss or earnings (loss) per share.

NOTE 4 — SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	As of June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Treasuries	$—			$—
US Gov’t agencies	1,012	27	—	1,039
Mortgage-backed	54,755	678	(507)	54,926
Corporate bonds	1,221	—	(718)	503
State & municipal	16,200	23	(839)	15,384
Total securities available for sale	73,188	728	(2,064)	71,852

Securities held to maturity
Mortgage-backed	1,570	30	(66)	1,534
Total securities held to maturity	1,570	30	(66)	1,534
Total investment securities	$74,758	$758	$(2,130)	$73,386

Information pertaining to securities with gross unrealized losses at June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

			As of June 30, 2009
	Less than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale
Treasuries	$—				$—
US Gov’t agencies	—	—	—	—	—	—
Mortgage-backed	24,945	(505)	355	(2)	25,300	(507)
Corporate bonds	503	(718)	—	—	503	(718)
State & municipal	2,181	(111)	12,389	(728)	14,570	(839)
Total securities available for sale	27,629	(1,334)	12,744	(730)	40,373	(2,064)

Securities held to maturity
Mortgage-backed	619	(61)	500	(5)	1,119	(66)
Total securities held to maturity	619	(61)	500	(5)	1,119	(66)
Total investment securities	$28,248	$(1,395)	$13,244	$(735)	$41,492	$(2,130)

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

The non-agency MBS securities portfolio has experienced various levels of price declines over the past twelve months due to the current securities market environment and the currently limited secondary market for such securities.  Management monitors the actual mortgage delinquencies, foreclosures and losses for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant recognition of impairment.  At June 30, 2009, these securities held an AAA credit rating and the Company believes that all contractual cash flows will be received on this portfolio.

The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market.

At June 30, 2009, many investment securities have unrealized losses that are considered temporary in nature because the decline in fair value was caused by the interest rate environment, widening spreads and a market liquidity crisis brought about by a lack of investor confidence; such unrealized losses are not caused by cash flow impairment. The Company has the intent and ability to hold these securities until recovery, which may be to their normal maturity.

At June 30, 2009 and December 31, 2008, securities in the investment portfolio with a carrying value of $55 million and $40 million, respectively, were pledged as collateral or for other purposes as required or permitted by law.  Of the amounts pledged, $53 million was pledged for FHLB borrowing as of June 30, 2009, and $2 million was pledged to support public deposits.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2009 is shown below.  Over certain interest rate environments, some, or all of these securities may be called for redemption by their issuers prior to the scheduled maturities.  Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,012	$1,039	$—	$—
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	526	548	—	—
After 10 years	16,895	15,339	—	—
Mortgage-backed securities	54,755	54,926	1,570	1,534
	$73,188	$71,852	$1,570	$1,534

NOTE 6 — FAIR VALUE MEASUREMENT - FAS 157

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

The fair value measurements for impaired loans are performed pursuant to FAS 114 and are based upon either collateral values supported by appraisals, or discounted cash flow assumptions.  Approximately $39.9 million or 98.5% of the impaired loans at June 30, 2009 have collateral to support their fair values.  Adjustments for fair value of impaired loans are a component in determining the overall adequacy of the loan loss reserve.  Consequently, adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

Fair value measurements for other real estate owned (OREO) are based upon collateral values supported by appraisals.  Changes in the estimated fair value of OREO are recorded in the statement of operations.  For FAS 157, disclosures for impaired loans require that the practical expedient in FAS 114 (observable market price or the fair value of collateral if the loan is collateral dependent) is a fair value measurement and, therefore, is included in the scope of the non-recurring disclosure requirements of Statement 157.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2009. At this date there were no trading account assets, nor USDA loans.

Description of Financial Instrument	June 30, 2009	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)

Securities Available for Sale	$71,852	$—	$71,852	$—
Total	$71,852	$—	$71,852	$—

The following table summarizes the Company’s assets and liabilities measured at fair value on a non-recurring basis, as of June 30, 2009.

	June 30, 2009	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Goodwill	$2,653	—	—	2,653
Impaired Loans	40,509	—	—	40,509
OREO	9,769	—	—	9,769
Total	$52,931	$—	$—	$52,931

NOTE 7 — SHARE BASED COMPENSATION

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

Included in salaries and benefits for the six months ending June 30, 2009 and 2008, was $113,000 and $155,000 of share-based compensation, respectively.  The related tax benefit on share-based compensation was not material to either quarter.  There were no stock options granted during the six month period ending June 30, 2009 or 2008, and the stock option plan was terminated by Board action during May, 2009.  The termination of the Plan did not effect options granted prior to the termination.

NOTE 8 — DEFERRED COMPENSATION

In September 2006 the Emerging Issues Task Force (“EITF”) ratified EITF issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspect of Endorsement Split-Dollar Life Insurance Arrangements”.  The issue was effective for fiscal years beginning after December 17, 2007.  The Company adopted this pronouncement effective January 1, 2008 and recorded an initial liability of $1.6 million with an offsetting adjustment to retained earnings of $1.1 million and deferred taxes of $0.5 million, pursuant to this accounting pronouncement.  On March 11, 2009 the senior officers of the Company entered into an Agreement to terminate executive supplemental compensation and split dollar agreements in exchange for $10,000 per senior officer.  The Company recorded a reduction in the liability and reversed earlier EITF 06-04 adjustments during the first quarter of 2009.  Further, we recorded non-interest income related to the gain on settlement of the deferred compensation plans equal to $2.8 million during the first quarter of 2009, and reduced this to $2.7 million during the second quarter as a result of payment adjustments.  As a result of these forfeitures, total capital was enhanced by approximately $4 million during the first quarter of 2009.

NOTE 9 — EARNINGS (LOSS) PER SHARE

Income (loss) per share for all periods presented in the unaudited Consolidated Statements of Operations are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of June 30, 2009 totaled 621,664. The computation of basic and diluted earnings (loss) per weighted average share outstanding is as follows:

	Quarter Ending		Six Months Ending
	June 30,		June 30,
	2009	2008	2009	2008

Average number of common shares outstanding	5,794,179	5,830,117	5,794,179	5,830,608
Effect of dilutive options (1)	0	3,408	0	3,583
Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	5,794,179	5,833,525	5,794,179	5,834,191

Net income (loss)	$(22,180)	$25	$(22,346)	$534
Basic net income (loss) per share	$(3.83)	$0.00	$(3.86)	$0.09
Diluted net income (loss) per share	$(3.83)	$0.00	$(3.86)	$0.09

(1) There were 659,886 anti-dilutive weighted shares which have been excluded from the diluted weighted shares outstanding at June 30, 2009 and 716,868 at June 30, 2008.  All common stock equivalents are anti-dilutive when a net loss is incurred.

NOTE 10 — OTHER BORROWED FUNDS

The Company has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with FHLB.  There were no balances outstanding under the overnight advance agreements as of June 30, 2009, and December 31, 2008, respectively; however, there were short term advances in the amount of $45 million outstanding as of June 30, 2009 and $22 million outstanding as of December 31, 2008.  There was $6 million available under this borrowing arrangement as of June 30, 2009, as compared to $116 million available as of December 31, 2008 when the borrowing lines were collateralized with real estate loans. Since that time, the real estate loan collateral has been withdrawn by the bank, and pledged securities are the only form of collateral held at the FHLB.

Other borrowed funds include $20.6 million of subordinated debentures. The Company originally issued $15.5 million of these debentures and the additional $5.1 million in debentures were acquired in the merger with NNB Holdings, Inc.

NOTE 11 - GOODWILL

Goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions.  In accordance with FAS 142, Goodwill and Other Intangible Assets goodwill must be evaluated at the reporting unit level.  Reporting units are defined as an operating segment.  FAS 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually, or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.  Like most publicly traded financial institutions, the Company experienced a significant decline in its stock price and market capitalization during 2008.  In conjunction with these declines and the ongoing turmoil in the financial markets, the Company reduced the carrying value of its goodwill resulting from the 2006 acquisitions of Northern Nevada Bank, Granite Exchange and Rocky Mountain 1031 Exchange during the third quarter of 2008.  The Company has seen a further decline during 2009, and has performed the analysis during the second quarter of this year.  In the past the analysis of goodwill occurred during the fourth quarter, however, given the volatile trading patterns and values seen in NYSE and NASDAQ activities, it is believed that the goodwill evaluation should be performed before year end.

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

The Company recorded a $27 million non-recurring, non-cash goodwill impairment charge during the third quarter of 2008 for the goodwill resulting from the NNB, Granite and Rocky Mountain acquisitions.  The Company recorded a $2.653 million non-recurring non-cash goodwill impairment charge during the second quarter of 2009 for the residual goodwill resulting from the NNB acquisition which occurred during November, 2006.  This goodwill write down more closely aligns the Company’s book value and tangible equity.  This non-cash impairment charge is a non-taxable event that did not affect the Bank’s liquidity, operations, or regulatory capital.

NOTE 12 — NEW ACCOUNTING STANDARDS

Statements of Financial Accounting Standards

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. We have adopted FSP 107-1 and APB 28-1 for the quarter ended June 30, 2009.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 FSP is effective for us for the quarter ended June 30, 2009. We do not expect that the adoption of this FSP will have a significant impact on our financial condition or results of operations.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, reaffirms the objective of fair value measurement stated in FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”)—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP FAS 157-4 will be effective for interim and annual periods after June 30, 2009. We do not expect that the adoption of this FSP will have a significant impact on our financial condition or results of operations.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for the Company on January 1, 2009 and has not had a significant impact on the Company’s financial statements.

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

SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general statements of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth a) the period after the balance sheet during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, b) the circumstances under which an entity should recognize such events or transactions, and c) the disclosures that should be made. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. This disclosure has not had a significant impact on the Company’s financial statements.

Securities and Exchange Commission Staff Accounting Bulletin No. 111, “Recognition and Presentation for Other-Than-Temporary Impairments” issued on April 13, 2009 which amended SAB Topic 5.M. to maintain the Division of Corporation Finance’s position that equity securities available for sale which experience an other-than-temporary loss should be written down and a realized loss recognized, while removing debt securities from this classification.  The SAB did not have a significant impact on the Company’s financial Statements or results of operations.

Summary

The list of recent accounting pronouncements noted above, while not an exhaustive list, includes those which we believe will, or may, have the greatest likelihood of application to the Company’s consolidated balance sheets and/or consolidated statements of operations.  We believe that adoption of these standards will not have a material impact on our financial condition or results of operations, earnings (loss) per share or cash flow unless otherwise noted; however, no absolute assurance can be given that this in fact, will occur.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the six months ended June 30, 2009 and 2008, cash paid for interest expense on interest bearing liabilities was $7.8 million and $8.9 million, respectively.  There was $3 million in real estate acquired in the settlement of loans for the three month period ending June 30, 2009, $7.9 million for the YTD period ending June 30, 2009, and $2.0 million and $3.5 million for the corresponding periods of 2008, respectively.  During the six month periods ended June 30, 2009, no cash was paid for income taxes and $855,000 was paid during the same period in 2008.

The Company transferred all held-to-maturity securities, with the exception of proprietary mortgage-backed securities, to the available-for-sale portfolio during the first quarter of 2009.  This was in response to the “stress tests” performed under Treasury Department guidelines, which indicated that increased capital may be required for all supervised financial institutions and motivated management to utilize this provision of FAS 115 to meet projected capital and liquidity needs.

NOTE 14 — COMMON STOCK REPURCHASE PLAN

During December 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to $3.0 million of the Company’s common stock on the open market or in privately negotiated transactions.  The duration of the program is open ended and the timing of the purchases will depend upon market conditions.  The Company has not repurchased any common stock during the six months ended June 30, 2009, and will not be doing so given the current operating environment and the Company’s need to conserve capital.

NOTE 15 — SUBSEQUENT EVENTS PURSUANT TO SFAS 165

The date through which the Company has evaluated subsequent events is as of August 14, 2009. This date represents the date the financial statements are available to be issued.

NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could realize in a sales transaction at June 30, 2009 or December 31, 2008.  The estimated fair value amounts have been updated for purposes of these financial statements and the estimated fair values of these financial instruments subsequent to the reporting dates may be different than the amounts reported at the periods noted.

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

Other borrowed funds

The carrying amount of FHLB advances and Federal Funds purchased approximate fair value due to the next day maturity.  The FHLB short term advances are estimated using discounted cash flow analyses, using interest rates currently being offered for advances with similar terms to borrowers with similar credit quality.

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

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet lending commitments (commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. As of June 30, 2009 and December 31, 2008, loan commitments on which the committed fixed interest rate is less than the current market rate are insignificant.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	91,600	91,600	21,260	21,260
Liquid money market funds	1,092	1,092	883	883
Federal funds sold	—	—	965	965
Securities available-for-sale	71,852	71,852	1,766	1,766
Securities held-to-maturity	1,570	1,534	58,755	58,228
Trading Securities	—	—	83	83
Other equity securities	3,918	3,918	4,306	4,306
Fair value loans, net	—	—	858	858
Loans, gross	411,842	422,322	440,363	468,461
Accrued interest receivable	2,151	2,151	2,385	2,385
Total	584,025	594,469	531,624	559,195

Financial Liabilities:
Deposits	506,466	511,885	466,012	471,012
Other borrowed funds	45,000	44,913	27,000	27,521
Junior Subordinated debt	20,619	16,952	20,619	19,157
Accrued interest payable	768	768	1,360	1,360
Total	572,853	574,518	514,991	519,050

NOTE 17 — DISCONTINUED OPERATIONS

The continuing operations of Granite Exchange Inc., a 1031 exchange company, were sold on June 30, 2009.  The financial statements of March 31, 2009 contained within the sales agreement noted the following:

Cash	$13	Exchange Liabilities	$2,980
FF&E	4	Other Liabilities	4
Exchanges	2,980	Shareholders’ Equity	13
Total Assets	$2,997	Total Liabilites & Shareholders’ Equity	$2,997

The year-to-date statement of operations noted:

Interest income	$37
Exchange fees	7
Total income	$44

Salaries & benefits	$61
Occupancy	70
Other	19
Total expenses	$150

Net income (loss)	$(106)

No continuing cash flows are expected from the sale, and there are no continuing activities between the ongoing entity and the disposed component of the Company.  Any anticipated tax benefits from the sale have been eliminated in the allowance for the deferred tax asset of the Company for the current period.  The Company was sold due to the substantial reduction in 1031 activity and the continuing losses of the unit.

Selected Financial Data

	Six Months Ended		Year Ended
	June 30, 2009	June 30, 2008	December 31, 2008
	(Dollars in thousands, except per share data)
Condensed Income Statement
Interest Income	$14,790	$19,719	$36,826
Interest Expense	8,207	9,153	17,490
Net Interest Income	6,583	10,566	19,336
Provision for Loan Losses	9,944	1,290	4,025
Non-interest income	2,504	69	(15,313)
Non-interest expense	13,241	9,121	44,410
Attributable to minority stockholders	—	—	—
(Benefit) provision for income taxes	8,248	(310)	(7,028)
Net Income (Loss)	$(22,346)	$534	$(37,384)

Period End Data
Assets	587,484	651,612	556,045
Loans, gross (1)	412,739	462,412	441,221
Securities	73,422	112,095	60,521
Deposits	506,466	440,579	466,012
Other borrowed funds	90,120	130,619	47,619
Shareholders’ Equity	15,373	73,814	37,244

Average Balance Sheet
Assets	573,492	636,826	617,671
Loans (1)	429,473	464,872	458,711
Securities	76,966	98,022	89,293
Deposits	491,601	448,574	459,396
Shareholders’ Equity	37,418	74,680	63,022

Asset Quality
Non-performing assets (2)	50,278	17,773	29,433
Allowance for loan loss	16,163	7,241	8,061
Net Charge-offs	1,542	1,111	3,240
Non-performing assets to total assets	8.56%	2.73%	5.34%
Allowance for loan loss to loans	3.92%	1.57%	1.83%
Net Charge-offs to average loans	0.36%	0.24%	0.71%

Per Common Share
Basic income (loss) per share	(3.86)	0.09	(6.41)
Diluted income (loss) per share	(3.86)	0.09	(6.41)
Book value per share	2.65	12.66	6.43
Period end common shares outstanding	5,794,179	5,830,099	5,794,179
Average shares outstanding - basic	5,794,179	5,830,608	5,828,697
Average shares outstanding - diluted	5,794,179	5,834,191	5,830,590

Financial Ratios
Return on average assets	(3.90)%	0.08%	(6.05)%
Return on average equity	(59.72)%	0.72%	(59.32)%
Net interest margin (3)	2.46%	3.71%	3.43%
Tier 1 capital to risk-weighted assets ratio	6.76%	10.38%	8.89%

(1) Includes USDA Loans carried at fair value.

(2) Non-performing assets consist of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status and other real estate owned.

(3) Net interest income is divided by average interest-earning assets.

THE BANK HOLDINGS AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Critical accounting policies are those that involve the most complex and subjective decision and assessments, and have the greatest potential impact on the Company’s stated results of operations.  At present we consider the allowance for loan losses to be the most critical accounting policy due to current economic conditions and their potential impact on our results of operations and the carrying value of certain of our assets.  Economic uncertainties most definitely could precipitate potential major changes in judgments and assumptions required to be made by us in the application of this policy.  The Company has made no substantive changes in its critical accounting policies and assumptions compared to the disclosures made in The Bank Holdings Annual Report on Form 10-K for the year ended December 31, 2008.  However, our assumptions about the length, breadth and depth of the current economic downturn and its effects on economic output and real estate valuations have certainly changed over the past year.

Other accounting policies are also noteworthy, and could be considered critical, since they require us to make significant estimates and assumptions which may have a material effect on the carrying values of certain assets and liabilities.  Such estimates and assumptions are based on historical experiences and other factors, which are believed to be reasonable.  These other accounting policies include deferred loan fees and costs, other real estate owned, goodwill, and deferred tax assets.  These are considered consequential due to the assumptions that are contained in their calculation as well as external factors that may affect their value.  Through regular review and analysis, valuations and calculations are tested for reasonableness.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable losses on loans deemed to be uncollectible based on our continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan volumes, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the probable losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $16.2 million and $7.2 million at June 30, 2009 and 2008, respectively. The provision for loan losses was $7.7 million for the quarter ended June 30, 2009 and $1.1 million for the quarter ended June 30, 2008.

The Company grants real estate, commercial, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans throughout northern Nevada and northern California.  The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate market and general economic conditions in these areas.  Both of these areas have been severely impacted by the substantial downturn in national, regional and state economic conditions, the continued effects of which management believes have not yet been made fully apparent.  Such an economic cycle has lasted for more than one year, and is likely to bring about further deterioration in loan quality as exhibited in Table 5.

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on all watch and classified loans, including certain loans which may have been classified as impaired.  On an ongoing basis an independent loan review function reviews a sample of new loans as well as “watch” and any classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for classified loans are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on any remaining loans are based on pools of similar loans using statistical data compiled from the Bank and its peers.  Table 5 sets forth the allocation of the allowance for loan losses as of June 30, 2009, and June 30, 2008.

OVERVIEW

The Company earns income from two primary sources; net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges on deposit accounts and other service charges, commissions and fees charged for other services provided, less the operating costs of providing the full range of banking and exchange services to our customers.  Gains on sale of securities, exchange fees on real estate 1031 transactions, increase in cash surrender value of bank owned life insurance and unrealized gains or losses on the Company’s trading account have comprised other areas of non-interest income.

SUMMARY: Results of Operations — 2nd Quarter

We incurred a net loss for the three month and six month periods ending June 30 due to severe headwinds in the economic environment, the significant continued deterioration in real property values and our borrowers’ ability to pay for debts previously contracted, as well as the going concern valuation allowance for the deferred tax asset and the goodwill impairment charge.  The geographic diversity of our loan portfolio, centered in northern Nevada, northern California and participations purchased in southern Nevada, once considered to be a “best practice”, has not protected us from the systemic risks of a global recession.

Sharply reduced GDP, employment, housing and securities market levels have affected every aspect of our operations.  After the $15 million loss taken after U.S. Treasury conservatorship of FNMA and FHLMC, the enterprise risk associated with the “Black Swan” effect of such actions has compounded the problem of poor credit quality.  As a result, additional capital and/or substantial shrinkage of assets held are the continued focal points of the Company.

Losses as a result of greater volume of non-performing assets, a higher loan loss provision, increasing OREO expenses, a valuation allowance on our deferred tax asset and the goodwill impairment are all reflected in our results of operations for the 2009 periods under review.  These losses have resulted in a decrease in the Bank and Company’s stockholders’ equity and regulatory capital.  The Bank’s stockholders’ equity was $32 million at June 30, 2009 and as a result our Bank and company have become less than well capitalized under prompt corrective action calculations promulgated by the FDIC. Please refer to Table 6 for our current ratios, which reflect us to be adequately capitalized.

Our gross non-performing assets have continued to increase from those volumes reported at December 31, 2008 and now total $50 million, as compared to $32 million at March 31, 2009 and $29 million at December 31, 2008.  We have every expectation that the weak economic environment will not substantially improve during the rest of 2009, and the malaise is likely to extend into 2010.

Because of our level of classified assets, our use of brokered funds and our reduced capital levels, on June 29, 2009 the FDIC and NFID jointly issued to our Bank an Order to Cease and Desist.  Among other things, the Order requires us to maintain certain capital levels, reduce the amount of commercial real estate loans, refrain from increasing the amount of brokered deposits held by the Bank and prepare and submit progress reports to the FDIC and NFID.

As a result of the Bank being adequately capitalized under the prompt corrective action rules, it is subject to certain restrictions and the Company is actively seeking additional risk-based capital either directly through the sale of securities or indirectly through the substantial reduction of Bank assets.  We have engaged Sandler O’Neill Advisors, LLP, a financial advisory firm to assist us in these efforts.  We expect that any sale of securities would most likely be through a private placement to various investors; however, at the current time we have no outstanding agreements from various financing sources and loan sales at reasonable prices have not been forthcoming.

If our Company were not successful in raising additional capital, it is likely that we would not be able to become fully compliant with the provisions of the Order and as a result we could be subject to further enforcement actions.

The net loss before tax items for the quarter ended June 30, 2009 was $15 million as compared to $283,000 for the quarter ended June 30, 2008.  The basic and diluted loss per share for the second quarter of 2009 was $3.83 compared with basic and diluted earnings per share of $0.00 for the same quarter of 2008.  The Company’s quarterly return on average equity was (59.10)% and quarterly return on average assets was (3.9)% for the quarter ended June 30, 2009, compared to 0.03% and 0.0% respectively, for the quarter ended June 30, 2008.  The primary drivers behind the variance in net income for the second quarter of 2009 relative to the same quarter of 2008 are as follows:

•                  The economic downturn which started during the second half of 2007 in the national, state, and regional economies has accelerated through the second quarter of 2009 and is likely to further impact earnings for all of 2009 and perhaps 2010.

•                  For the quarter ended June 30, 2009, $7.7 million was added to the provision for loan losses to reflect continued deterioration in specifically identified loans.

•                  The Bank has experienced continued increases in non-accrual loans and non-performing assets over each of the past six quarters.

•                  The Company provided an $8 million valuation allowance for the deferred tax asset during the quarter ended June 30, 2009.

•                  The Company posted a goodwill impairment of $2.653 million during the quarter ended June 30, 2009

•                  The Company has reduced the number of financial centers by three during this quarter.

•                  The Company’s staff continues to be reduced through attrition and reductions.

•                  The Company previously closed Rocky Mountain 1031 Exchange and sold Granite Exchange on June 30, 2009.

Quarterly Average balances and rates are provided in Table 1.

SUMMARY: Results of Operations — YTD

The Company’s net loss for the six months ended June 30, 2009 after the tax valuation allowance was $22 million as compared with earnings of $534,000 for the six months ended June 30, 2008.  Basic and diluted loss per share for the first half of 2009 were $3.86 compared with basic and diluted earnings per share of $0.09 for the same period of 2008.  The Company’s six months return on average equity was (59.72)% and six month return on average assets was (3.90)% for the period ended June 30, 2009, compared to 1.44% and 0.17%, respectively, for the same period ended June 30, 2008.  The primary drivers behind the variance in net income for the first half of 2009 relative to the same six month period of 2008 are as follows:

•                  The economic downturn which started during the second half of 2007 in the national, state, and regional economies has accelerated through the second quarter of 2009 and is likely to impact earnings for all of 2009 and into 2010.

•                  For the six months ended June 30, 2009, $9.9 million was added to the provision for loan losses to reflect continued deterioration in specifically identified loans.

•                  The Bank has experienced continued increases in non-accrual loans and non-performing assets over each of the past six quarters.

•                  The Company provided a valuation allowance for the deferred tax asset during the six months ended June 30, 2009 in the amount of $8 million and a goodwill impairment of $2.653 million.

•                  The Company has reduced the number of financial centers by five over the past year, including three during the past six months.

•                  The Company’s staff continues to be reduced through attrition and reductions.

•                  The Company has sharply reduced losses generated from its 1031 division activities over the past six quarters, with closing one office and selling the other 1031 company.

The impact to the Company from these items and others of both a positive and negative nature will be discussed in more detail as they pertain to the Company’s overall comparative performance for the periods ending June 30, 2009 throughout the analysis sections of the report.

YTD Average balances and rates are provided in Table 1a.

SUMMARY: Financial Condition

The Company’s total assets were $587 million at June 30, 2009 an increase of $31 million or 6%, over total assets of $556 million reported at December 31, 2008.  The most significant characteristics of and changes in the Company’s balance sheet during the first six months of 2009 are outlined below:

•                  Additional funds allocated to maintain excess liquidity during uncertain times.

•                  Transfer of most held-to-maturity securities to available-for-sale for increased liquidity.

•                  Surrender of all deferred compensation plans for senior management.

•                  A reduction in gross loans of $28 million or 6% to $413 million since December 31, 2008 and $49 million or 11% since June 30, 2008.

•                  An increase in total deposits of $40 million or 9% from December 31, 2008 and $66 million or 15% since June 30, 2008.

•                  A reduction in brokered funds garnered from external sources of $50 million since December 31, 2008.

•                  A valuation allowance for the Company’s deferred tax asset of $8 million, and a reduction of goodwill.

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

Quarterly Analysis

Net interest income for the second quarter of 2009 was $2.6 million, a decrease of $2.6 million or about 50% compared to the second quarter of 2008.  This decrease was primarily due to the enhanced levels of fed funds sold kept for liquidity, the increase in non-performing assets and the substantial decreases in rates earned on interest earning assets.  Average loans were $41 million less, or 9% for the quarter ended June 30, 2009 compared to the same period in the prior year. Average deposits were $56 million more, or 13% for the quarter ended June 30, 2009 compared to June 30, 2008.  Average total investments increased by $3 million or 2% during the second quarter of 2009 compared to the second quarter 2008. Average gross loans, net of deferred fees and costs, as a percent of average assets was 73% and 72% for the quarters ended June 30, 2009 and 2008, respectively.

Continued concern about loan quality has been the focus of the Bank during the second quarter of 2009.  Deteriorating real estate market conditions appeared in the third quarter of 2007, have continued into 2009 and are likely to continue into 2010.  Management’s attention to increases in non-performing assets and concern about real estate values led the Company to substantially increase the provision for loan losses during the second quarter of 2009.  Management believes that the allowance for loan losses adequately covers the inherent losses in the loan portfolio; however no assurance can be given that further additions will not be required, especially in light of overriding economic uncertainties.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased to 1.96% from 3.64% during the three months ended June 30, 2009 as compared to the same period in 2008, a decrease of 168 basis points or 46%, primarily due to lower interest rates garnered for excess funds held, as well as higher volumes of non-earning assets, and lower rates earned on performing loans.  The dramatic changes in the interest rate environment brought about by the FOMC’s activities of the last 18 months have impacted both the asset and liability side of the balance sheet: however, the majority of the changes has been felt in the rates earned on the Company’s investment and loan portfolios, with deposit interest rates generally “sticky” in a downward rate environment.  The Company’s weighted average prime rate for the second quarter of 2009 was 3.25% as compared to 5.09% for the full year of 2008, while there have been no changes in the prime rate since December 16th, 2008 when it was set at its current level.

In addition, the change in the mix of both assets and liabilities during the past three and six month periods has had an impact on the Company’s net interest margin.  The Company decreased its use of short term average borrowed funds to $22 million during the second quarter of 2009 when compared to $96 million for the same period in 2008, and decreased average term borrowings as well.  Given the current state of the financial markets, borrowings have been less costly than trying to attract a greater volume of interest bearing deposits.

YTD Analysis

Net interest income for the first half of 2009 was $6.6 million, a decrease of $4 million or about 38% compared to the $10.6 million earned during the first half of 2008.  This decrease was primarily due to the decreases in rates earned on interest earning assets partially offset by lower rates paid on interest bearing liabilities.  Average loans decreased about $35 million, or 8% for the six months ended June 30, 2009 compared to the same period in the prior year. While average total investments increased by $1 million or 1% during the first half of 2009 compared to the first half 2008, shorter term overnight investments increased at a faster rate.  Average gross loans, net of deferred fees and costs, as a percent of average assets was 75% and 73% for the six months ended June 30, 2009 and 2008, respectively.

Deteriorating loan quality has been the focus of the Bank since 2008 and during the first half of 2009.  Declining real estate market conditions appeared in the third quarter of 2007 and have continued into 2009.  Management attention to increases in non-performing assets and concern about real estate values led the Company to substantially increase the provision for loan losses for year-to-date 2009.  Management believes that the allowance for loan losses adequately covers the inherent losses in the loan portfolio; however, no assurance can be given that further additions will not be required.

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased to 2.46% from 3.71% during the six months ended June 30, 2009 as compared to the same period in 2008, respectively, a decrease of 125 basis points or 34%.

The change in the mix of both assets and liabilities has had an impact on the Company’s net interest margin.  The Company decreased its use of short term average borrowed funds to $22 million during the first half of 2009 when compared to $77 million for the same period in 2008.  The Company experienced a decrease in the need for borrowed funds as a result of Money Market and Certificate of Deposit promotions which ran in the fourth quarter of 2008 and throughout the first quarter of 2009.

The Company’s weighted average prime rate for the first half of 2009 was 3.25% compared with 5.09% for the full year of 2008.

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

Quarterly Analysis

We provided $7.7 million and $1.1 million for probable loan losses in the quarters ended June 30, 2009, and 2008, respectively.  At June 30, 2009 the Company’s allowance for loan and lease loses was 3.9% of outstanding loans.  The Company had twenty-nine non-accrual loans amounting to $40.5 million at June 30, 2009, and fourteen non-accrual loans amounting to $13.4 million at June 30, 2008.  The Company charged-off $692,000 in loans for the quarter ended June 30, 2009 and $1.1 million for the second quarter of 2008.  Including the non-accrual loans, there were forty-three 30 day or more past due loans as of June 30, 2009, and twenty-two during the same period of 2008.  In the estimation of potential losses associated with off-balance-sheet loan commitments and standby letters of credit, we provided an allowance of $158,000 or .07% of outstanding loan commitments which is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.

YTD Analysis

We provided $9.9 million and $1.3 million for probable loan losses in the six months ended June 30, 2009, and 2008, respectively.  The Company charged-off $1.9 million in loans for the six months ended June 30, 2009 and $1.3 million for the same period in 2008.  The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit.  At June 30, 2009 and 2008 this allowance was $158,000 or .07% and $159,000 or .37% of outstanding loan commitments, respectively.  This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.

Non-interest Income

Quarterly Analysis

Second quarter non-interest service charge and fee income totaled $173,000, a decrease of $68,000 or 30% from the same quarter of 2008.  Exchange fee income was $4,000 for the quarter ending June 30, 2009 as compared to $27,000 for the same period in 2008 reflecting both lower volumes of exchange transactions and the closure of both 1031 operating offices.  The Company’s realized losses in trading securities were $24,000; a decrease of $37,000 over the same period in 2008 wherein reported gains were $13,000. Realized losses on the sale of investments were $257,000 for the second quarter of 2009 compared with losses of $167,000 for the same period in 2008.  Losses on the sale of assets amounted to $109,000 for the quarter ending June 30, 2009 as compared to losses of $41,000 for the same period in 2008.

Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains or losses reported in any period will continue in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

YTD Analysis

YTD non-interest service charges and fee income totaled $337,000, a decrease of $178,000 or 36% from the same period of 2008.  Exchange fee income decreased $47,000 to $11,000 for the six month period ending June 30, 2009 as compared to the same period in 2008, reflecting fewer transactions completed during the current real estate malaise.  The Company’s realized and unrealized losses in trading securities were $0; a decrease of $185,000 over the same period in 2008.  Realized losses on the sale of investments were $484,000 for the first six months of 2009 compared with losses of $383,000 for the same period in 2008.  Losses on the sale of assets amounted to $104,000 for the six months ending June 30, 2009 an increase of 63,000 compared to the same period in 2008.

The Company recognized non-interest income of $2.8 million on the extinguishment of certain deferred compensation plans.  As a result, the outstanding deferred compensation liabilities, deferred taxes and cumulative other comprehensive loss items previously recorded during 2008 were reversed during the first six months of 2009.  The effects of such reversals are the primary drivers of non-interest income and the upward adjustment of equity during the first six months of 2009.

Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains or losses reported in any period will continue in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Non-interest Expense

Quarterly Analysis

Exclusive of goodwill impairment charges of $2.653 million, non-interest expense was $6.7 million and $4.5 million for the quarters ended June 30, 2009 and 2008, respectively, which represented an increase of approximately $2.2 million or 49%.  The increase was primarily due to OREO expenses posted during the quarter of $2.6 million.  All other areas of non-interest expenses declined for the second quarter of 2009 when compared to the same period of 2008 except for the enormous magnitude of FDIC assessment increases and the costs of consultants to assist us in certain endeavors.  Expense categories that decreased the most include salaries and benefit costs, occupancy, deposit and loan servicing, and accounting and legal costs.  These decreases amounted to $900,000 and were offset by substantial increases in OREO expenses and other professional and regulatory assessment costs.  The efficiency ratio was 344% and 81% for the quarters ended June 30, 2009 and 2008, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended June 30, 2009 was $2 million, as compared to $2.4 million for the same quarter 2008.  The full time equivalent (FTE) staffing level is 80 at June 30, 2009 and was 106 as of June 30, 2008, a decrease of 25%.  For the quarter ended June 30, 2009, such salary costs approximated 1.46 % of average earning assets, as compared to 1.66% for the same period in 2008. In addition, there were severance payments made during the first and second quarters of 2009 having to do with staff reductions. Such payments approximated $150,000.

Occupancy and equipment expense amounted to $575,000 for the quarter ended June 30, 2009, a decrease of $55,000 or 9% from the same quarter in 2008.  The Company now has four Nevada banking offices, one banking office in California, and a data operations center.  Occupancy expenses for the quarter ended June 30, 2009 approximated 0.43% of average earning assets, as compared to 0.44% for the same period in 2008.

Deposit, loan servicing costs and OREO costs amounted to $2.7 million for the quarter ending June 30, 2009 compared to $339,000 for the same period in 2008. Of the 2009 amount, $2.6 million represents OREO costs and write-downs.  Deposit, loan servicing and OREO costs represent nearly 2.01% of average earning assets for the quarter ending June 30, 2009 compared with 0.24% for the same period in 2008.

Advertising, marketing and business development expenses amounted to $136,000 for the quarter ended June 30, 2009, a decrease of $31,000 or 19% over the same period in 2008.  Marketing and advertising costs represented 0.10% of average earning assets for the quarter ended June 30, 2009 compared with 0.12% for the same period in 2008.

Accounting and legal costs amounted to $185,000 for the quarter ended June 30, 2009 a decrease of $143,000 or 44% over the same period in 2008.  Legal and accounting costs for June 30, 2009 represent 0.14% of average earning assets compared with 0.23% for the same period during 2008, and are primarily comprised of audit and accounting costs, internal routines and controls reviews, and legal costs having to do with previous litigation.

Other professional services expense totaled $252,000 and $77,000 at June 30, 2009 and 2008, respectively, an increase of $175,000 or 227% and represent additional costs incurred for consultants hired to assist in raising capital and amending the TARP application.  Other professional service costs represent 0.19% of average earning assets for the quarter ended June 30, 2009 and 0.05% for the same period in 2008.

An increasing portion of non-interest expense has been the substantial increase in FDIC insurance assessments over the past three and six month periods. For the quarter ended June 30, 2009 such costs were $668,000 as compared to $84,000 for the same period of 2008, while year-to-date costs are $780,000 for 2009 as compared to $176,000 for the six months ended June 30, 2008. During these periods, not only has the assessment percentage increased, but a one-time special assessment was imposed during the second quarter of 2009.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

YTD Analysis

Non-interest expense was $10.6 million (exclusive of goodwill impairment charges of $2.653 million for the YTD period ending June 30, 2009) and $9.1 million for the YTD periods ended June 30, 2009 and 2008, respectively, which represented an increase of approximately $1.5 million or 16%.  Salaries and employee benefits decreased the most.  This decrease was $1 million which was overshadowed by increases in OREO expenses and regulatory assessment costs of $3.2 million.  The efficiency ratio was 136.9% and 82.5% for the six months ended June 30, 2009 and 2008, respectively, the change which relates primarily to the non-recurring costs associated with the FDIC special assessment, the forfeiture of deferred compensation plan assets, and the magnitude of OREO expenses and write-downs.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the six months ended June 30, 2009 was $4.0 million, a 20% reduction from the same period 2008, after severance payments of approximately $150,000 paid during the first six months of 2009.  For the six months ended June 30, 2009, such salary costs approximated 1.47% of average earning assets, as compared to 1.76% for the same period in 2008.

Occupancy and equipment expense amounted to $1.3 million for the YTD period ended June 30, 2009, no change from the same period in 2008.  Occupancy expenses for the six months ended June 30, 2009 approximated 0.47% of average earning assets, as compared to 0.46% for the same period in 2008.  The company has closed five financial centers over the past year, including three this quarter.

Deposit, loan servicing costs and OREO costs amounted to $2.9 million for the six months ending June 30, 2009 compared to $635,000 for the same period in 2008, an increase of $2.3 million largely based on OREO costs of $2.6 million.  Such total costs represent 1.09% of average earning assets for the YTD period ending June 30, 2009 compared with 0.22% for the same period in 2008.

Advertising, marketing and business development expenses amounted to $256,000 for the YTD period ended June 30, 2009, a decrease of $19,000 or 7% over the same period in 2008.  It is anticipated that such expenditures will be at a lower level for the remainder of 2009, when compared to such costs for 2008.  These costs represented 0.09% of average earning assets for the six months ended June 30, 2009 compared with 0.10% for the same period in 2008.

Accounting and legal costs amounted to $469,000 for the six months ended June 30, 2009 a decrease of $231,000 or 33% over the same period in 2008.  Legal and accounting costs for June 30, 2009 represent 0.17% of average earning assets compared with 0.10% for the same period during 2008, and are primarily comprised of audit and compliance costs, as well as costs relating to previous litigation.

Other professional services expense totaled $326,000 and $133,000 at June 30, 2009 and 2008, respectively, an increase of $193,000 or 145%.  Other professional service costs are primarily comprised of consultant costs who are retained for an amended TARP application, TRUPS defeasance and M & A support.  These costs represent 0.12% of average earning assets compared with 0.05% for the same period in 2008.

As noted previously, FDIC insurance assessment costs have become a very much larger portion of total non-interest expenses. For the six months ended June 30, 2009 such costs were $780,000 as compared to $176,000 for the same period of 2008.

The remainder of expenses which were not separately noted can be found numerically represented in Table 3, where their relative comparisons to average earning asset ratios can be noted.  Non-interest expense was $13.2 million and $9.1 million for the YTD period ended June 30, 2009 and 2008, respectively, which represented an increase of approximately $4.1 million or 45%.

Provision for Income Taxes

For the six months ending June 30, 2009 the Company established a valuation allowance in the amount of $8 million due to the decreased likelihood of the future capture of deferred tax assets.  The Company reported a tax benefit of $310,000 for the six month period ending June 30, 2008.

Comprehensive Income (Loss)

Quarterly Analysis

Our available for sale investment portfolio had unrealized losses of $1.3 million at June 30, 2009 and net unrealized losses of $491,000 at December 31, 2008.  At June 30, 2009 the unrealized loss represented 1.8% of securities available for sale, which is included in comprehensive income.  Comprehensive income or loss differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive loss reported under FAS 115 in the financial statements is due to changes in interest rates and does not reflect an impairment in the quality of the securities contained in the investment portfolio, nor a permanent impairment in value.  However, as financial rates start to increase over the term based on expectations of future Federal Open Market Committee (FOMC) actions, it is entirely possible that the AFS investment portfolio could further depreciate in value over the remainder of the year.

Another component of comprehensive income is the result of the adoption of FAS 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” by the Company in 2006.  As part of the Company’s accounting for certain postretirement plans, there was recognition of a prior service cost which was anticipated to be amortized over an estimated eleven year life from the date of the Plan in 2005.  Subsequent to the forfeiture of all related postretirement plans, the remaining prior service cost was recovered during the first quarter of 2009, resulting in an increase to equity.

FINANCIAL CONDITION

Our consolidated total assets were $587 million and $556 million at June 30, 2009 and December 31, 2008, respectively.  Total average assets were $573 million and $637 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of 10%.

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

The bane of any financial organization is high cost funding sources.  In our growth mode over the past few years we increased our reliance on external funding sources, such as brokered CDs and higher levels of borrowed funds.  Some of this reliance was due to the disintermediation caused by the Treasury’s guarantee of money market funds held by broker/dealers with no concomitant guarantee on such funds held by banks, and some was to ensure additional liquidity to fund projected loan volumes.  With a contracting economy and no loan growth, our need to continue such levels of external funding is diminished and we are shrinking the bank to “right size” it based on capital levels reduced by intangible and GSE write-downs taken in 2008 and the loan loss, deferred tax valuation allowance, the goodwill impairment, and OREO provisions taken during 2009.  Further, regulatory guidance recently noted in “stress tests” performed on nineteen large institutions has convinced us that economic uncertainties may be more severe than earlier thought, and the preservation of capital is more important than ever before. The imposition of an FDIC and NFID Order has also influenced our balance sheet activities.

Securities and Other Earning Assets

Quarterly Analysis

The securities portfolio, excluding trading and equity securities was $73 million at June 30, 2009 and averaged $77 million during the second quarter of 2009 as compared to $112 million and an average of $108 million in the second quarter of 2008.  The securities portfolio consists primarily of Mortgage-backed securities, Municipal securities and U.S. Government agency securities.  The average yield on total investments including short-term funds sold was 2.80% for the quarter ended June 30, 2009 and 4.88% for the quarter ended June 30, 2008.  Securities available for sale had an unrealized loss of $1.3 million at June 30, 2009 as compared to the net unrealized loss of $491,000 at December 31, 2008.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.

At June 30, 2009 debt securities had an aggregate depreciation of about 1.8% from the Company’s amortized cost basis as compared to 1% at December 31, 2008.  In the available for sale portfolio forty-nine securities have an unrealized loss as of June 30, 2009.  In twenty-eight of those securities the unrealized loss has exceeded one year.  There are six securities in the held to maturity portfolio that have an unrealized loss as of June 30, 2009.  For two of those securities, the loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  Regarding the remainder of the investment portfolio, as management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, there are no declines in value that are not related to the current interest rate environment and there are no declines that may not be related to recent credit market turmoil.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the Bank’s investment securities portfolio at June 30, 2009 is 4.19, as compared with 3.57 as of June 30, 2008.  The change is primarily due to the relative volume of state, county and municipal securities with longer maturities, and changing money market conditions.  At December 31, 2008 the portfolio’s effective duration was 3.05.  The Company’s investment securities portfolio duration does not substantially differ from that of the Bank, since approximately 99% of the Company’s securities portfolio is held in the subsidiary bank.

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

The ratio of average total investments to average total assets was 21%, 17% and 18% at the quarter ended June 30, 2009, the year ended December 31, 2008 and the quarter ended June 30, 2008, respectively.

YTD Analysis

The securities portfolio, excluding trading and equity securities was $73 million at June 30, 2009 and averaged $73 million during the first half of 2009 as compared to an average of $98 million in the first half of 2008.  The average yield on investments was 2.86% for the six months ended June 30, 2009 and 5.40% for the same period ended June 30, 2008, which was bolstered by the preferential returns on the now defunct GSE’s.

The ratio of average total investment funds to average total assets was 19%, 17% and 17% at the six months ended June 30, 2009, the year ended December 31, 2008 and the six months ended June 30, 2008, respectively.

The Company had $83,000 in an equity trading portfolio at December 31, 2008 which was sold during the first quarter of 2009.  The sale of such portfolio resulted in a realized loss of $22,000 for the YTD period ending June 30, 2009 as compared to unrealized losses of $185,000 for the YTD period ending June 30, 2008.  Further, the Company reduced the carrying value of a limited market equity investment by $250,000 during the second quarter of 2009.

Loans

Quarterly Analysis

Gross loans including fair value loans amounted to $413 million at June 30, 2009, $441 million at December 31, 2008, and $462 million at June 30, 2008.  Total loans before allowance for loan losses, averaged $420 million for the second quarter of 2009, a decrease of $41 million or 9% from the average amount of such loans during the second quarter of 2008.  With slowing economic activity in our local markets, loan growth has slowed as well.  Management believes it is unlikely that this will substantially change during the rest of 2009.

As noted in Table 4 “Composition of the Loan Portfolio”, real estate construction loans amounted to $83 million and $124 million at June 30, 2009 and June 30, 2008, respectively.  These loans decreased $41 million or 33% from the amount of such loans at June 30, 2008.  Commercial construction loans decreased the most at $16 million followed by single family construction which decreased $11 million.  These items taken together represents the majority of the decreases over June 30, 2008 balances.  The decreases in construction loans are due to payoffs, pay downs, general economic decline in the local, regional and national real estate markets, and conversion of such loans to OREO upon foreclosures.

The yield on average loans for the quarter ending June 30, 2009 was 5.74% as compared to 6.96% for the same period in 2008.  This 122 basis point deterioration in yield was largely due to rate decreases as noted in Table 2, and can be somewhat characterized by the 175 basis point drop in the prime rate over the past year. The increased level of non-accrual loans has also substantially impacted this rate of return.

Term real estate loans amounted to $252 million as of June 30, 2009 compared to $247 million for the quarter ending June 30, 2008, an increase of $5 million or 2%.  Single family residence term loans increased $5 million or 137% to $9 million compared to the first six months of 2008 and represent the majority of the year to year increase.

Commercial and industrial loans approximated $68 million and $82 million at June 30, 2009 and June 30, 2008, respectively.  Commercial and industrial loans decreased about $14 million or 17% over the balances at June 30, 2008.

Consumer loans amounted to $9 million and $8 million at June 30, 2009 and June 30, 2008, respectively.  Consumer loans increased $1 million or 9% from the balances outstanding as of June 30, 2008.

The ratio of average total loans to average total assets for the second quarter of 2009 was 73% and 72% at June 30, 2009 and June 30, 2008, respectively.  The Company has twenty-nine non-accrual loans totaling $40.5 million as of June 30, 2009 with specific reserves of $9.1 million.  The Company had twenty-four loans on non-accrual totaling $23.8 million as of December 31, 2008 and fourteen loans totaling $13.4 million for the period ending June 30, 2008.

In addition to the non-accrual loans the Company had one additional impaired loan with a value of $47,000 and a specific reserve of $7,000.  In addition to the non-accrual loans the Company had four impaired loans with a value of $3.4 million and a specific reserve of $895,000 for the six months ending June 30, 2008.  At June 30, 2009 total impaired loans had related allowances for loan and lease losses of $9.1 million. Loans are placed on non-accrual status when it becomes likely that the obligor may be unable to fully repay contracted principal and interest.  The security, or lack thereof, for any obligation of a borrower is not a factor in the determination of the time a particular loan may be found to be impaired, or when a related valuation allowance may be established.

YTD Analysis

Total loans before allowance for loan losses, averaged $429 million for the first half of 2009, a decrease of $36 million or 8% from the average $465 million amount of such loans during the first half of 2008.

As acquisition and development and construction loans have had project completion over the past year, they have generally been termed out, thereby reducing construction loan totals and increasing term loan totals.  Those that have had cash flow interruptions have been placed on non-accrual status or have been foreclosed upon and contributed to the increase in reported OREO at June 30, 2009.

Overall, the loan portfolio has been shrinking due to programmed payments, loan payoffs, charge-offs and the moratorium on real estate lending set into place during late 2007.

The yield on average loans for the six months ending June 30, 2009 was 6.21% as compared to 7.27% for the same period in 2008.  This 106 basis point deterioration in yield or 15% was largely due to rate decreases as noted in Table 2, as well as the level of non-performing assets.

The ratio of average total loans to average total assets for the six month period was 75% and 73% at June 30, 2009 and June 30, 2008, respectively.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans (which do not include accruing loans 90 days or more overdue, none for all periods under review), other real estate owned, repossessed assets and certain securities available for sale.  The Company had 29 non-accrual loans totaling $40.5 million at June 30, 2009, and $9.8 million in OREO, therefore, non-performing assets (NPAs) totaled $50.3 million.  The Company had 24 non-accrual loans totaling $24 million and $2.2 million in OREO in December 31, 2008 for total NPAs of $26.2 million as compared to 14 non-accrual loans totaling $13.5 million and $4.3 million in OREO as of June 30, 2008, for a total of $17.8 million in NPAs.  The following table outlines the Company’s nonperforming and impaired loans as of June 30, 2009 and 2008.

	June 30, 2009		June 30, 2008
	Balance	Estimated Inherent Loss	Balance	Estimated Inherent Loss

Non-performing loans
Commercial and revolving lines of credit	$314	$70	$340	$—
SBA guaranteed	288	—	634	41
Real Estate Construction and Term	39,610	9,037	12,471	602
Consumer	250	23	—	—
Total non-performing loans (1)	40,462	9,130	13,445	643

Other impaired loans
Commercial and revolving lines of credit			149	37
SBA loans	47	7	218	33
Real Estate Construction and Term			2,662	825
Consumer	—	—	—	—
Total other impaired loans	47	7	3,029	895

Total impaired loans	$40,509	$9,137	$16,474	$1,538

(1) Including OREO, non-performing assets amount to $50.3 million at June 30, 2009 and $17.8 million for 2008.

OREO

The Company has fourteen properties in other real estate owned (“OREO”) totaling $9.8 million at June 30, 2009, compared with three properties at $2.1 million for December 31, 2008.  For the six months ending June 30, 2009 $7.9 million was added to OREO.  For the six months ending June 30, 2008 $3.5 million was added to OREO.  Property is placed in OREO at a value supported by current appraisals less the estimated total costs of disposal.  A descriptive listing of each property follows.

Date Placed in OREO	Description	Location	OREO Value
02/20/08	1.76 acre residential lot	Reno, NV	97
05/28/08	Partially developed 12.27 acre site with 41 residential paper lots	Jackson, CA	1,760
	Total OREO at 12/31/08		1,857

03/13/09	6 finished condominium units	Reno, NV	871
03/30/09	Subdivision of 25 partially finished SFR lots	Elk Grove, CA	1,588
03/30/09	10 acre commercial parcel with 2 leased industrial buildings	Marysville, CA	2,103
03/30/09	Finished lot for 8 unit condominium development	Sacramento, CA	298
05/06/09	40 converted condominium units	Laguna West, CA	588
12/09/15	3 commercial retail/office buildings (16,525 sf)	Dixon, CA	1,832
05/28/09	Commercial lot “S” (1 of 2) Lincoln Crossing Marketplace	Lincoln, CA	340
05/28/09	Commercial lot “T” (2 of 2) Lincoln Crossing Marketplace	Lincoln, CA	600
05/28/09	10 completed condominium units	Sacramento, CA	1,767
06/19/09	Studio condominium	Reno, NV	42
06/29/09	2,000 sf warehouse/office	Minden, NV	140
06/30/09	1540sf townehome	Reno, NV	110
06/30/09	OREO Valuation Allowance		(2,367)
	OREO added first 6 months of 2009		7,912

	Total OREO at 6/30/09		9,769

Deposits

Total deposits were $506 million and $466 million as of June 30, 2009 and December 31, 2008, respectively, an increase of $40 million or 9%.  Core deposits (deposits excluding certificates of deposit greater than $100,000) are $423 million, or 84% of total deposits. This amount includes $131 million of brokered deposits. At June 30, 2008 total deposits were $441 million, while core deposits were $373 million, and comprised 85% of total deposits. At that time, brokered deposits were $152 million, and have decreased about $21 million or 14% since December 31, 2008.  The ratio of gross loans to deposits was 81% and 95% at June 30, 2009 and December 31, 2008, respectively.

Quarterly Analysis

Non-interest bearing deposits were $47 million at June 30, 2009, $52 million at December 31, 2008, and $63 million at June 30, 2008, respectively.  Average non-interest bearing deposits totaled $50 million during the second quarter of 2009, which represented 10% of average total deposits. This compares with $58 million and 13%, respectively for the second quarter of 2008.  This is a decrease of $8 million or 14% for non-interest bearing deposits for the 12 month period ending June 30, 2009.

Interest bearing deposits were $460 million, $414 million and $378 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.  Average interest-bearing deposits were $444 million, an increase of approximately $64 million during the quarter ended June 30, 2009, as compared to the average of $380 million in interest-bearing deposits during the quarter ended June 30, 2008.

The cost of interest bearing deposits for the quarter ended June 30, 2009 was 3.27% as compared to 3.51% for the same period in 2008 or a decrease of 7%.  This 24 basis point decrease in cost was the primary result of rate decreases in most deposit classes, as noted in Tables 1 and 2.

Included in the deposit categories above are public deposits, which averaged $1.4 million for the quarter ending June 30, 2009 and $7.4 million for the quarter ending June 30, 2008.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts, which we have reduced over the last year.

YTD Analysis

Average non-interest bearing deposits totaled $53 million during the first six months of 2009, which represented 11% of average total deposits. This compares with $57 million and 13%, respectively for the first half of 2008.  This is a decrease of $4 million or 7% for non-interest bearing deposits for the 12 month period ending June 30, 2009.

Average interest-bearing deposits were $439 million, an increase of approximately $48 million during the six months ended June 30, 2009 or 12%, as compared to the average of $391 million in interest-bearing deposits during the same period ended June 30, 2008.

The cost of interest bearing deposits for the six months ended June 30, 2009 was 3.31% as compared to 3.81% for the same period in 2008.  This 50 basis point decrease in cost was primarily due to rate decreases.

Included in the deposit categories above are public deposits, which averaged $2 million for the six months ending June 30, 2009 and $7 million for the six months ending June 30, 2008.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.  We have reduced our volume of public deposits over the past year and are likely to continue doing so.

In the current period non-interest bearing deposit growth has been hard to attain.  Previously, our local markets were besieged by credit unions and larger regional banks aggressively targeting customers with offers of free consumer and/or business accounts, as well as with relatively high short term interest rates on interest bearing deposits. However, unfavorable media attention surrounding community banking has precipitated a “flight to safety” seen in large “too big to fail” institutions. Management believes it is important to monitor net interest margin and is currently walking a fine line to acquire interest sensitive deposits without overpaying on rates, and substantially diminishing our net interest margin. This, of course, is always difficult.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased and overnight FHLB advances, amounted to $45 million at June 30, 2009 and $22 million at December 31, 2008, respectively.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit in the amount of $51 million which is predicated on the value of collateral held and limited to 15% of total assets.  On June 30, 2009 the gross amount of all collateral was about $53 million.  The Bank has currently applied and been approved to borrow funds from the Federal Reserve Bank; however, we have not yet sent collateral in order to begin drawing funds.

Long term other borrowed funds includes FHLB term advances, subordinated debt, capital lease obligations and other debt with terms greater than one year.  The Company had no FHLB long term advances, and $20.6 million in subordinated debt as of June 30, 2009 and $5 million and $20.6 million, respectively, as of December 31, 2008.

The Company’s 1031 qualified intermediaries during their course of business may place exchange liability deposits with non-affiliated financial institutions.  There were no such deposits at June 30, 2009 and $208,000 as of December 31, 2008.  Total 1031 deposits at Nevada Security Bank were $2 million on June 30, 2009 and nearly $5 million at December 31, 2008, although at the close of business on June 30, 2009 the Company had no active 1031 division.

The United States Treasury guided recent “stress testing” of financial institutions and indicated that increased capital may be required for all supervised financial institutions.  As a result, management was compelled to transfer held-to-maturity securities to the available-for-sale portfolio this year to enhance the Bank’s capital and liquidity position.

Further, there has been recent “interagency guidance” concerning “funding and liquidity risk management” by the regulators to codify their current “best practices” on the quantification and attribution of liquidity risks.  Their belief is that such risks should be explicit and transparent at the line management level, including consideration of how liquidity would be affected under stressed conditions.

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $22 million at June 30, 2009 as compared to $34 million at December 31, 2008.  These commitments represented 5% and 8% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters-of-credit totaled $1 million as of June 30, 2009 and $2 million at December 31, 2008.

The importance to and effect on the Company’s revenues, expenses, cash flows, liquidity, capital resources and market risk support from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

RISK MANAGEMENT

The primary goal of our enterprise risk management program is to determine how certain existing or emerging issues in the financial services industry specifically, and those external to our industry, generically, may affect the nature and extent of the risks faced by the Company.  Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk.  Our board of directors and management believe that the nine applicable “risk categories” consist of compliance, credit, foreign exchange, interest rate, liquidity, price, strategic, reputation and transaction risk.  Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk perspective review.  In addition, an aggregate level of risk is assigned as a whole, and the direction of risk (stable, increasing or decreasing) is determined.  Each risk category and the overall risk level is compared to regulatory views and internal criteria on a regular basis and then reported to the board with an accompanying explanation as to the existence of any differences.  The risk program includes risk identification, measurement, control and monitoring.

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

Credit Risk Management

Our strategy for credit risk management includes a loan administration emphasizing centralized policies and uniform underwriting criteria for all loans, based on certain categorizations.  The strategy also includes diversification on a geographic (to the extent possible), industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality.  We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio.  The rating system is intended to identify and measure the credit quality of lending relationships.  We strive to identify potential problem loans early, place loans on non-accrual promptly and maintain adequate reserve levels.

Our real estate loan portfolio accounted for 81% of the total loan portfolio as of June 30, 2009 and 80% at December 31, 2008.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial loans accounted for 17% of the total loan portfolio as of June 30, 2009 as compared to 18% at December 31, 2008.  Commercial loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economies of our market areas.  Commercial loans consist primarily of loans secured by various pieces of equipment or machinery and other corporate assets which may include real property. There were no USDA purchased loans outstanding as of June 30, 2009, while at December 31, 2008 there was $858,000 outstanding.

Consumer loans accounted for 2% of our total loan portfolio as of June 30, 2009 as compared to 2% at December 31, 2008.

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

Market Risk

Market risk is the sensitivity of income to changes in interest rates, commodity prices and other market driven rates or prices.  We are primarily exposed to non-trading market risk in our investment and loan portfolios.  The volatility of financial markets in the recent past has exacerbated any market risk previously noted, and it is not certain that such volatility will be dampened as the economy continues to slow, or starts to recover from the bottom, whenever it occurs.

Interest Rate Risk

Interest rate risk, including mortgage prepayment risk, is by far the most significant non-credit risk to which we are exposed.  Interest rate risk is the sensitivity of income to changes in interest rates.  Changes in interest rates as well as fluctuations in the level and duration of assets and liabilities affect net interest income, our primary source of revenue.  This risk arises directly from our core banking activities —

lending and deposit gathering.  In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by us, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities, (v) the fair value of our saleable assets, (vi) the amount of unrealized gains and losses on securities available for sale under the requirements of SFAS 115, and (vii) the early withdrawal likelihood of customer originated certificates of deposit.

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

To cope with these uncertainties, we give careful attention to our assumptions.  For example, in the case of prepayment of mortgage assets, the majority of assumptions are derived from vendor supported models that are periodically tested using observed loan prepayment behavior; however, at least annually we perform an independent prepayment analysis based on our own portfolio attributes, which supports that portion of our BancWare model data base. Further, we rate shock our lending portfolio based on risk rating assigned to each loan by type, to more accurately determine likely net interest margins for subsequent periods.  These modified rate shocks are meant to provide support guidelines for subsequent loan loss reserve adequacy tests, so that we may track historical rates earned on weighted risk factors apparent in our loan portfolio.

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

Recent disruptions in the financial and credit markets have had the effect of substantially reducing overall liquidity in the marketplace.  As a result of these conditions and a deterioration of the Bank’s financial condition, two federal funds lines were closed by our correspondent banks.  To offset the decrease in such funds availability, we have created a borrowing capacity at the Federal Reserve Bank Discount Window.  This borrowing capacity will supplement our current Federal Home Loan Bank of San Francisco line availability.

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

Net cash provided by operating activities, consisting primarily of the activities of securities and loans, was $14 million for the six month period ended June 30, 2009, as compared to $5 million used in operating activities for the same period in 2008. The change in operating activities for 2009 was primarily due to the decrease in earnings, reduction of other assets and the reduction of 1031 activity as a result of economic factors in local real estate markets and the forfeiture of the deferred compensation plans.

For the six months ended June 30, 2009, the net cash provided by investing activities was $25 million, as compared to cash used in financing of $24 million for the same period of 2008. The change in investing activities for 2009 was primarily due to securities and reflects a pause in loan origination, both due to the difficulties in the current economic environment.

Net cash provided by financing activities, was $58 million for the six months ended June 30, 2009, as compared to $29 million for the period ended June 30, 2008. This change from 2008 reflects greater deposit volumes.

As of June 30, 2009, non-pledged securities comprised about $19 million or 26% of our securities portfolio.  Other forms of balance sheet liquidity on that date include vault cash and balances due from banks which totaled $93 million.  In addition to the liquidity inherent in our balance sheet as noted above, we have off-balance-sheet liquidity in the form of lines of credit from the Federal Home Loan Bank of San Francisco, and a line in process at the Federal Reserve Bank.

As of June 30, 2009 the Company had about $112 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash, securities and borrowings.  This represented approximately 22% of deposits. At December 31, 2008 this ratio was 20%. We believe that the level of our liquidity is sufficient to meet current and future funding requirements.

CAPITAL RESOURCES

At June 30, 2009, shareholders’ equity amounted to $15 million or approximately 3% of total assets.  Capital guidelines issued by the FDIC and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 6.  As indicated in such table, we currently exceed minimum regulatory capital requirements.

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

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines.  The ability to obtain capital is dependent upon the capital markets, as well as the historical and expected performance of our Bank and Company.  Both our Bank and our Company are considered to be adequately capitalized at June 30, 2009.  As part of the consent order, which was entered into on June 29, 2009, there exist requirements that the Bank shall develop and adopt a capital plan within 45 days.  This plan calls for the maintenance of the Bank’s Tier 1 Capital equal to 8% of the Bank’s total assets within 90 days and 9% by year end.  Further, by September 27, the Bank shall maintain risk based capital equal to 11.25% of total risk weighted assets and by December 31, 2009 the Bank shall maintain a total risk based capital ratio of 12%.  Our management is currently attempting to implement strategies to return to “well capitalized”.  There are, however, no events or conditions that, since the date of the Order though the filing of this document, have changed the Bank’s or the Company’s classification as adequately capitalized.

The Board of Directors, in responding to these financial challenges and increasing regulatory scrutiny, has initiated a number of strategies aimed at increasing capital, reducing lending exposures, increasing liquidity, strengthening earnings and evaluating various strategic options through the assistance of investment banking firms well known to our Company.

Such plans completed to date include, but are not limited to: 1) the forfeiture of retirement plan assets held by the Company for the benefit of certain senior personnel.  The reduction of the accrued liability enhanced first quarter earnings, contributing both liquidity as a result of the cash received upon liquidation of the assets, earnings for the year, and hence, capital; 2) the closure of under-performing branches and the concomitant reduction in staffing levels, positively affecting earnings by reducing operating costs; 3) shrinking the Bank by reducing the level of brokered deposits through cash flow provided by increased levels of deposits and lower levels of investments and loans; and 4) enhancing capital ratios by collection of loans, reduction of asset size and other activities appropriate to the ever evolving economics surrounding the Company.

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

As previously noted, under capital adequacy guidelines, the regulatory framework for prompt corrective action and the Order, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Our regulators have deemed us to be less than well-capitalized and have placed constraints on our operating practices.  Those constraints include, but are not limited to, regulatory approval to accept brokered deposits, restrictions on capital distributions, expansion, asset growth, management changes, rates paid on deposits and other items.

The BANK HOLDING AND SUBSIDIARIES

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the discussion on “Market Risk” contained in Management’s Discussion and Analysis section of this 10-Q.

ITEM 4T: CONTROLS AND PROCEDURES

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

On November 21, 2008 a complaint was filed in the Superior Court of California for the County of Sacramento by The Bank Holdings and Granite Exchange, naming Capital Exchange Services, LLC, Justin Swift, Robert Awalt, Lonnie Nielson, Kenneth O’Brien and Bill Herenda as the Defendants.  The complaint cites a breach of employment agreements and fiduciary duties of the Defendants. In March 2009 the parties engaged in mediation and reached a tentative settlement of the matter. On July 9, 2009 such matter was dismissed in the Superior Court of California.

ITEM 1A:  Risk Factors

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

•                  abrupt and/or unforeseen, as well as continual changes in the extensive laws, regulations and policies governing financial institution holding companies and their subsidiaries could further alter our business environment and affect our operations;

•                  general economic or industry conditions could continue to be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses or a reduced demand for credit or fee-based products and services;

•                  concentrations of real estate loans could further subject us to increased risk in the event of a continuing real estate recession or natural disaster;

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

—  None

ITEM 3:  Defaults Upon Senior Securities

—  Not applicable.

ITEM 4:  Submission of Matters to a Vote of Security Holders

—  None

ITEM 5:  Other Information

(a)           On June 29, 2009 Nevada Security Bank entered into an Agreement with the FDIC and NFID as described under Note 2 to our unaudited consolidated financial statements; “Going Concern and Regulatory Actions”.

(b)          None.

ITEM 6:  Exhibits

(c)           The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q.

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

(1)                              Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 9 to the condensed, consolidated financial statements in this report.

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

	For the Quarter Ended June 30,			For the Quarter Ended June 30,
	2009 (a),(b)			2008 (a),(b)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
FFunds Sold & Interest Bearing Deposits	$39,402	$22	0.22%	$2,587	$21	3.26%
Securities	76,966	813	4.24%	107,683	1,328	4.96%
Equity	4,236	6	0.57%	7,514	83	4.44%
Total Investments	120,604	841	2.80%	117,784	1,432	4.88%

Loans: (c)
Agriculture	324	12	14.94%	1,064	3	1.13%
Commercial	69,205	1,041	6.03%	80,058	1,252	6.29%
Real Estate Construction	90,376	566	2.51%	134,797	2,387	7.12%
Real Estate Term	251,158	4,295	6.86%	236,987	4,229	7.18%
Consumer	8,361	77	3.70%	7,625	97	5.12%
Credit Card and Overdraft Protection	325	12	14.57%	313	11	14.13%
Other	38	—	0.00%	469	—	0.00%
Total Loans	419,787	6,003	5.74%	461,313	7,979	6.96%
Total Earning Assets	540,391	6,844	5.08%	579,097	9,411	6.54%
Non-Earning Assets	33,835			65,049
Total Assets	$574,226			$644,146
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$12,005	$11	0.35%	$13,848	$26	0.76%
Savings Accounts	12,637	28	0.88%	29,532	156	2.12%
Money Market	148,967	1,017	2.74%	91,678	507	2.22%
IRA’s	7,938	72	3.61%	4,041	44	4.38%
Certificates of Deposit<$100,000	186,023	1,785	3.85%	173,050	1,919	4.46%
Certificates of Deposit>$100,000	76,249	701	3.69%	68,237	671	3.95%
Total Interest Bearing Deposits	443,819	3,614	3.27%	380,386	3,323	3.51%
Borrowed Funds:
Short term debt	22,004	149	2.71%	95,908	536	2.25%
Long term debt	22,081	448	8.13%	27,619	311	4.53%
Total Borrowed Funds	44,085	597	5.43%	123,527	847	2.76%
Total Interest Bearing Liabilities	487,904	4,211	3.46%	503,913	4,170	3.33%
Demand Deposits	50,337			58,076
Other Liabilities	(1,546)			7,831
Stockholders’ Equity	37,531			74,326
Total Liab. & Stockholders’ Equity	$574,226			$644,146

Interest Rate Spread (d)			1.62%			3.21%

Interest Income/Earning Assets			5.08%			6.54%
Interest Expense/Earning Assets			3.12%			2.90%
Net Interest Income and Margin (e)		$2,633	1.96%		$5,241	3.64%

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

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2009 (a),(b)			2008 (a),(b)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
FFunds Sold & Interest Bearing Deposits	$32,246	$40	0.25%	$3,215	$37	2.31%
Securities	73,221	1,501	4.13%	98,022	2,742	5.63%
Equity	4,272	15	0.71%	7,127	132	3.72%
Total Investments	109,739	1,556	2.86%	108,364	2,911	5.40%

Loans: (c)
Agriculture	586	22	7.57%	978	(10)	-2.06%
Commercial	71,790	2,229	6.26%	81,727	2,796	6.88%
Real Estate Construction	96,425	2,003	4.19%	140,415	5,128	7.34%
Real Estate Term	251,484	8,803	7.06%	233,587	8,649	7.45%
Consumer	8,272	153	3.73%	7,577	222	5.89%
Credit Card and Overdraft Protection	325	24	14.89%	309	23	14.97%
Other	590	—	0.00%	279	—	0.00%
Total Loans	429,472	13,234	6.21%	464,872	16,808	7.27%
Total Earning Assets	539,211	14,790	5.53%	573,236	19,719	6.92%
Non-Earning Assets	34,281			63,590
Total Assets	$573,492			$636,826
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$11,409	$20	0.35%	$12,283	$54	0.88%
Savings Accounts	13,291	44	0.67%	32,874	407	2.49%
Money Market	129,949	1,699	2.64%	96,228	1,322	2.76%
IRA’s	7,357	138	3.78%	4,070	91	4.50%
Certificates of Deposit<$100,000	199,029	3,854	3.90%	179,747	4,178	4.67%
Certificates of Deposit>$100,000	77,651	1,450	3.77%	65,929	1,361	4.15%
Total Interest Bearing Deposits	438,686	7,205	3.31%	391,131	7,413	3.81%
Borrowed Funds:
Short term debt	22,002	299	2.74%	77,003	1,044	2.73%
Long term debt	23,840	703	5.95%	27,778	696	5.04%
Total Borrowed Funds	45,842	1,002	4.41%	104,781	1,740	3.34%
Total Interest Bearing Liabilities	484,528	8,207	3.42%	495,912	9,153	3.71%
Demand Deposits	52,915			57,443
Other Liabilities	(1,369)			8,791
Stockholders’ Equity	37,418			74,680
Total Liab & Stockholders’ Equity	$573,492			$636,826

Interest Rate Spread (d)			2.12%			3.21%

Interest Income/Earning Assets			5.53%			6.92%
Interest Expense/Earning Assets			3.07%			3.21%
Net Interest Income and Margin (e)		$6,583	2.46%		$10,566	3.71%

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

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2009 vs. 2008				2009 vs. 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$300	$(20)	$(279)	$1	$333	$33	$(29)	$3
Securities	(380)	(194)	59	(515)	(692)	(725)	176	(1,241)
Equity	(36)	(73)	32	(77)	(53)	(107)	43	(117)
Total Investment Income	(116)	(287)	(188)	(591)	(1,078)	(799)	522	(1,355)

Loans:
Agriculture	(2)	37	(26)	9	4	47	(19)	32
Commerical	(170)	(51)	10	(211)	(339)	(251)	23	(567)
Real Estate Construction	(789)	(1,549)	517	(1,821)	(1,602)	(2,197)	674	(3,125)
Real Estate Term	254	(188)	0	66	661	(449)	(58)	154
Consumer	9	(27)	(2)	(20)	(81)	(8)	(8)	(69)
Credit Card and Overdraft Protection	—	—	1	1	1	—	—	1
Other	—	—	—	—	—	—	—	—
Total Loan Income	(698)	(1,778)	500	(1,976)	(1,255)	(2,931)	612	(3,574)

Total Interest Income	(814)	(2,065)	312	(2,567)	(2,326)	(3,796)	534	(4,929)

Interest Expense
Interest Bearing Deposits:
Now Accounts	3	(14)	(4)	(15)	(4)	(32)	2	(34)
Savings	89	(91)	(126)	(128)	242	(297)	308	(363)
Money market	(318)	117	711	510	(462)	(60)	899	377
IRA’s	(43)	(8)	79	28	(73)	(14)	134	47
Certificates of deposit<$100,000	(144)	(264)	276	(132)	(447)	(686)	809	(324)
Certificates of deposit>$100,000	(79)	(45)	154	30	(241)	(126)	456	89
Total interest-bearing deposits	(492)	(305)	1,090	292	977	(1,215)	30	(208)

Borrowed Funds	(508)	822	(701)	(387)	744	(5)	(14)	735

Total interest expense	(999)	517	389	(96)	(241)	(1,210)	1,978	527

Net Interest Income	$185	$(2,882)	$(77)	$(2,471)	$(2,326)	$(3,790)	$537	$(5,456)

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2009	% of Total	2008	% of Total	2009	% of Total	2008	% of Total
	(Dollars in thousands)
Other Operating Income
Service charges on deposit accounts	$156	(52.54)%	$154	101.99%	$320	12.78%	$281	407.25%
Other svc charges, commissions and fees	8	(2.69)%	10	6.62%	17	0.68%	21	30.43%
Loan Charges and Fees	9	(3.03)%	60	39.74%	(34)	(1.36)%	132	191.30%
Income on bank owned life insurance	—	0.00%	95	62.91%	27	1.08%	185	268.12%
Exchange fee income	4	(1.35)%	27	17.88%	11	0.44%	58	84.06%
Unrealized gains (loss) on trading securities	(22)	7.41%	13	8.61%	—	0.00%	(185)	(268.12)%
Unrealized (loss) on fair value loans	(2)	0.67%	—	0.00%	1	0.04%	1	1.45%
(Loss)/gain on sale of Assets	(109)	36.70%	(41)	(27.15)%	(104)	(4.15)%	(41)	(59.42)%
(Loss) gain on sale of investments	(257)	86.53%	(167)	(110.60)%	(484)	(19.33)%	(383)	(555.07)%
Forfeiture of BOLI and SERP	(84)	28.28%	—	0.00%	2,750	109.82%	—	0.00%
Total non-interest income	(297)	100.00%	151	100.00%	2,504	100.00%	69	100.00%

As a percentage of average earning assets		(0.22)%		0.11%		0.87%		0.02%

Other Operating Expense:
Salaries and employee benefits	1,968	21.13%	2,388	52.66%	3,973	30.01%	5,029	55.14%
Occupancy costs	575	6.17%	630	13.89%	1,278	9.65%	1,306	14.32%
Advertising and marketing costs	136	1.46%	167	3.68%	256	1.93%	275	3.02%
Data processing costs	126	1.35%	122	2.69%	288	2.17%	259	2.84%
Deposit services costs	124	1.33%	287	6.33%	279	2.11%	562	6.16%
Regulatory Assessments	668	7.17%	84	1.85%	780	5.89%	176	1.93%
OREO Expenses	2,620	28.13%	63	1.39%	2,646	19.99%	63	0.69%
Loan servicing costs	(25)	(.26)%	(11)	(0.24)%	1	—%	10	0.11%
Provision for undisb loan commitments	23.25%		(54)	(1.19)%	37	0.28%	(40)	(0.44)%
Telephone and data communication costs	78.84%		106	2.34%	155	1.17%	200	2.19%
Postage	21.22%		28	0.62%	46	0.35%	57	0.62%
Accounting and legal costs	185	1.99%	328	7.23%	469	3.54%	700	7.67%
Goodwill impairment	2,653	28.49%	—	—	2,653	20.04%	—	—
Other professional services	252	2.71%	77	1.70%	326	2.46%	133	1.46%
Directors fees	(19)	(.20)%	98	2.16%	(9)	(.06)%	160	1.75%
Travel and education costs	38.41%		47	1.04%	76	0.57%	112	1.23%
Stationery and supplies	27.29%		36	0.79%	57	0.43%	81	0.89%
Other	(138)	(1.48)%	139	3.07%	(70)	(.53)%	38	0.42%
Total non-interest expense	$9,312	100.00%	$4,535	100.00%	$13,241	100.00%	$9,121	100.00%

As a percentage of average earning assets		6.91%		3.15%		4.62%		3.20%
Net non-interest income/expense as a percentage of average earning assets		7.11%		3.04%		3.75%		3.18%

Efficiency ratio (a)		344.36%		80.98%		136.86%		82.48%

(a)  Represents non-interest expense as a percentage of net interest income and non-interest income

Table 4 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of
	June 30,		June 30,		December 31,
	2009 (1)		2008 (1)		2008
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
USDA Agriculture Loans	$—	0.00%	$1,114	0.24%	$858	0.19%

Commercial and Industrial
Revolving Lines of Credit	34,010	49.73%	48,565	10.53%	42,999	9.75%
Other Collateral	35,354	51.70%	34,931	7.57%	36,263	8.22%
Unsecured	7,351	10.75%	7,578	1.64%	7,580	1.72%
Participations	(8,326)	-12.17%	(9,500)	-2.06%	(8,479)	-1.92%
Total Commerical and Industrial Loans	68,389	16.61%	81,574	17.68%	78,363	17.76%

Real Estate Construction:
Acquisition and Land	56,651	68.23%	59,495	12.89%	61,409	13.92%
Single Family Residences	4,605	5.55%	15,583	3.38%	14,262	3.23%
Multi-family	—	0.00%	3,330	0.72%	2,127	0.48%
Commerical	30,598	36.85%	46,338	10.04%	34,671	7.86%
Government Guaranteed	—	0.00%	8,484	1.84%	1,658	0.38%
Participations	(8,825)	-10.63%	(9,263)	-2.01%	(9,290)	-2.11%
Total Real Estate Construction	83,029	20.16%	123,967	26.88%	104,837	23.76%

Real Estate Term:	—
Single Family Residences	9,082	3.61%	3,837	0.83%	5,405	1.23%
Multi-family	16,319	6.48%	13,633	2.95%	13,920	3.15%
Commerical	239,566	95.15%	239,101	51.82%	241,414	54.71%
Government Guaranteed	800	0.32%	3,004	0.65%	767	0.17%
Participations	(13,999)	-5.56%	(12,790)	-2.77%	(12,673)	-2.87%
Total Real Estate Term	251,768	61.13%	246,785	53.48%	248,833	56.40%

Total Real Estate Loans	334,797	81.29%	370,752	80.35%	353,670	80.16%

Consumer Loans:
Consumer	1,866	21.56%	1,887	0.41%	1,757	0.40%
Home Equity Lines of Credit	6,453	74.54%	5,715	1.24%	6,107	1.38%
Credit Cards and Overdraft Protection	337	3.89%	355	0.08%	338	0.08%
Other	—		22	0.00%	128	0.03%
Total Consumer Loans	8,656	2.10%	7,979	1.73%	8,330	1.89%

Total Loans, before allowance	411,842	100.00%	461,419	100.00%	441,221	100.00%

Less:
Allowance for Loan Losses	16,163	3.92%	7,241	1.57%	8,061
Net Loans	$395,679		$454,178		$433,160

(1) Deferred fees and costs have been deducted from loan totals.

Table 5 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated

	For the Quarters Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Allowance at the beginning of the period	$9,193	$7,212	$8,061	$7,276

Charge-offs:
Agricultural	—	—	—	—
Commercial & industrial loans	45	98	1,123	98
Real estate construction	611	1,014	666	1,245
Real estate term	36	—	36	—
Consumer loans	—	2	27	2
Total Loans Charged-Off	692	1,114	1,852	1,345

Recoveries:
Agricultural	—	—	—	—
Commercial & industrial loans	2	3	10	3
Real estate construction	—	—	—	—
Real estate term	—	—	—	—
Consumer loans	—	—	—	17
Total Loans Recovered	2	3	10	20

Net loan charge offs	(690)	(1,111)	(1,842)	(1,325)

Provision charged to expense	7,660	1,140	9,944	1,290

Balance	$16,163	$7,241	$16,163	$7,241

Average loans outstanding during period *	$419,787	$461,313	$429,472	$464,872
Total loans outstanding at end of period *	$411,842	$461,419	$411,842	$461,419

* Deferred fees and costs have been deducted from loan totals

RATIOS
Net Charge-offs to Average Loans (annualized)	0.66%	0.97%	0.86%	0.57%
Allowance for Loan Losses to Gross Loans at End of Period	3.92%	1.57%	3.92%	1.57%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	4.27%	15.34%	11.40%	18.30%
Net Loan Charge-offs to Provision for Loan Losses	9.01%	97.46%	18.52%	102.71%

Table 6 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2009
Total Capital to Risk Weighted Assets
The Bank Holdings	$55,889	9.77%	$40,095	8.00%	NA	NA
Nevada Security Bank	$36,634	8.84%	$33,153	8.00%	$51,860	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$38,671	6.76%	$27,736	4.00%	NA	NA
Nevada Security Bank	$31,330	7.56%	$16,576	4.00%	$31,116	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,744	4.85%	$22,969	4.00%	NA	NA
Nevada Security Bank	$31,626	5.53%	$22,876	4.00%	$31,112	5.00%

March 31, 2009
Total Capital to Risk Weighted Assets
The Bank Holdings	$52,561	11.37%	$36,974	8.00%	NA	NA
Nevada Security Bank	$51,446	11.33%	$36,311	8.00%	$45,389	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$46,258	10.01%	$18,487	4.00%	NA	NA
Nevada Security Bank	$45,143	9.95%	$18,156	4.00%	$27,233	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$45,258	7.64%	$24,223	4.00%	NA	NA
Nevada Security Bank	$45,143	8.04%	$22,452	4.00%	$28,065	5.00%

December 31, 2008
Total Capital to Risk Weighted Assets
The Bank Holdings	$56,248	11.63%	$38,694	8.00%	NA	NA
Nevada Security Bank	$50,450	10.58%	$38,140	8.00%	$47,676	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$50,269	10.39%	$19,347	4.00%	NA	NA
Nevada Security Bank	$44,471	9.33%	$19,070	4.00%	$28,605	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$50,269	8.89%	$22,621	4.00%	NA	NA
Nevada Security Bank	$44,471	7.94%	$22,413	4.00%	$28,016	5.00%

The principal differences between the capital ratios at the bank and the Company relate to the different treatment of junior subordinated debt.

Table 7 -QUARTERLY DATA (UNAUDITED)

	2009		2008
	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$6,844	$7,946	$8,136	$8,971	$9,411	$10,308
Interest Expense	4,209	3,997	4,275	4,062	4,170	4,983
Net interest income	2,635	3,949	3,861	4,909	5,241	5,325

Provision for Loan Losses	7,660	2,284	2,585	150	1,140	150
Net interest income after Provision for Loan Losses	(5,025)	1,665	1,276	4,759	4,101	5,175

Non-interest income	(297)	2,801	(1,299)	(14,084)	151	(82)
Non-interest expenses	9,312	3,929	4,495	30,794	4,535	4,586

Income (Loss) before taxes	(14,634)	537	(4,518)	(40,119)	(283)	507

Income/(losses) attributable to Minority Shareholders	—	—	—		—	—

(Benefit) provision for taxes	7,546	703	(1,645)	(5,073)	(308)	(2)

Net Income (Loss)	$(22,180)	$(166)	$(2,873)	$(35,046)	$25	$509

Other Comprehensive Income (loss), unrealized gains/losses on securities available-for-sale	(1,337)	(517)	(617)	791	(510)	(155)

Comprehensive Income (Loss)	$(23,517)	$(683)	$(3,490)	$(34,255)	$(485)	$354

Earnings (loss) per common share:
Basic	$(3.83)	$(0.03)	$(0.50)	$(6.01)	$0.00	$0.09
Diluted	$(3.83)	$(0.03)	$(0.50)	$(6.01)	$0.00	$0.09

Table 8 - Operating Segment Information

Segment information is divided into the Parent, Bank and non-bank segments.

Non-bank segments includes the Company’s 1031 qualified intermediary companies.

Condensed Income Statement

(in thousands - unaudited)

	For the Six Months Ending
	June 30, 2009
	Bank	1031	Parent	Eliminations	Consolidated

Interest Income	$14,800	$49	$(10)	$(49)	$14,790
Interest Expense	7,878	(0)	377	(49)	8,206
Provision for Loan Losses	9,944	—	—	—	9,944
Non-interest Income	2,843	11	(351)	—	2,503
Non-interest Expense	13,054	204	455	(472)	13,241
Net (Loss)Income before tax & other	(13,233)	(144)	(1,193)	472	14,098

Income Taxes/(Benefit)	6,803	21	1,424	—	8,248

NET INCOME/(LOSS)	$(20,036)	$(165)	$(2,617)	$472	$22,346

Statement of Condition

ASSETS
Cash and Due from Banks	$92,692	$6	$1,033	$(1,038)	$92,692
Investments
Investments in subsidiaries	—	—	33,287	(33,287)	—
Investment Portfolio	75,968	—	1,372	—	77,340
Loans (net)	395,679	—	—	—	395,679
Fixed Assets	6,947	—	95	—	7,042
Intangibles	1,441	—	—	—	1,441
Other Assets	13,076	—	214	—	13,290
Total Assets	$585,803	$6	$36,001	$(34,326)	$587,484

LIABILITIES
Deposits	507,503	—	—	(1,038)	506,455
Borrowing	45,000	—	20,619	—	65,619
Other Liabilities	1,150	—	(1,123)	—	27
Total Liabilities	553,653	—	19,496	(1,038)	572,111

Shareholders’ equity	32,150	6	16,505	(33,287)	15,373

Total Liabilities and Shareholders’ Equity	$585,803	$6	$36,001	$(34,326)	$587,484

Table 8 - Operating Segment Information (Cont.)

Condensed Income Statement

(in thousands - unaudited)

	For the Six Months Ending
	June 30, 2008
	Bank	1031	Parent	Eliminations	Consolidated

Interest Income	$19,337	$477	$367	$(462)	$19,719
Interest Expense	8,791	284	540	(462)	9,153
Provision for Loan Losses	1,290	—	—		1,290
Non-interest Income	575	62	(568)		69
Non-interest Expense	7,708	524	889		9,121
Net (Loss)Income before tax & other	2,123	(269)	(1,630)	—	224

Income Taxes/(Benefit)	345	(89)	(566)		(310)

NET INCOME/(LOSS)	$1,778	$(180)	$(1,064)	$—	$534

Statement of Condition

ASSETS
Cash and Due from Banks	$11,171	$8,026	$618	$(8,635)	$11,180
Investments
Investments in subsidiaries	—	—	78,811	(78,811)	—
Investment Portfolio	117,459	—	8,739		126,198
Loans (net)	454,178	—	—		454,178
Fixed Assets	6,882	95	123		7,100
Intangibles	20,802	—	4,511	5,200	30,513
Other Assets	21,089	73	1,343	(62)	22,443
Total Assets	$631,581	$8,194	$94,145	$(82,308)	$651,612

LIABILITIES
Deposits	441,543	—	—	(964)	440,579
Borrowing	110,000	—	20,619		130,619
Other Liabilities	6,925	7,696	(288)	(7,733)	6,600
Total Liabilities	558,468	7,696	20,331	(8,697)	577,798

Shareholders’ equity	73,113	498	73,814	(73,611)	73,814

Total Liabilities and Shareholders’ Equity	$631,581	$8,194	$94,145	$(82,308)	$651,612

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date:	August 19, 2009	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date:	August 19, 2009	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and
accounting officer)