Form 10-Q
period 2009-09-30
BANK HOLDINGS
filed 2009-11-16
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Common stock, $0.01 par value, 5,794,179 shares outstanding as of November 16, 2009

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (unaudited)

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	September 30,	December 31,
	2009 (1)	2008 (2)
ASSETS
Cash and due from banks	$49,630	$21,260
Liquid money market funds and other short term investments	461	883
Federal funds sold	100	965
Cash and cash equivalents	50,191	23,108
Securities, available for sale	83,799	1,766
Securities, held to maturity (fair value of $58,228)	—	58,755
Securities, trading	—	83
Other equity securities, at cost	3,818	4,306

USDA loans (at fair value, unpaid principal $893)	—	858
Loans, gross	385,647	440,363
Allowance for loan losses	(14,900)	(8,061)
Deferred loan fees, net	(831)	(934)
Loans, net	369,916	432,226

Premises and equipment, net	6,850	7,396
Other real estate owned	18,400	2,156
Bank owned life insurance	—	9,833
Intangible asset	1,406	1,451
Goodwill	—	2,653
Other assets	4,774	12,312
TOTAL ASSETS	$539,154	$556,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$43,445	$52,107
Interest bearing demand	8,868	10,775
Savings	3,264	15,453
Money Market	119,043	61,499
IRA’s	12,339	6,183
Time deposits < $100,000	155,880	236,784
Time deposits > $100,000	142,040	83,211
Total deposits	484,879	466,012
Short term borrowed funds	25,060	22,000
Long Term borrowed funds	—	5,000
Junior subordinated debt	20,619	20,619
Accrued expenses and other liabilities	1,121	5,170
Total Liabilities	531,679	518,801

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 authorized; 5,794,179 issued and outstanding as of September 30, 2009 and December 31, 2008	58	58
Additional paid-in capital	73,859	73,993
Accumulated Deficit	(65,937)	(36,316)
Accumulated other comprehensive loss	(505)	(491)
Total stockholders’ equity	7,475	37,244
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$539,154	$556,045

(1) September 30, 2009 information is unaudited.

(2) The condensed balance sheet as of December 31, 2008 has been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Three - Month Period		For the Nine Month Period
	Ended September 30, (1)		Ended September 30, (1)
	2009	2008	2009	2008
Interest and dividend income:
Federal funds sold and other	$54	$10	$94	$47
Debt securities, taxable	798	823	1,939	2,932
Debt securities, non-taxable	155	322	515	955
Dividends	6	82	21	214
Loans, including fees	5,480	7,734	18,714	24,542
Total interest and dividend income	6,493	8,971	21,283	28,690

Interest expense:
Deposits	3,824	3,327	11,029	10,740
Other borrowed funds	261	735	1,263	2,475
Total interest expense	4,085	4,062	12,292	13,215

Net interest income	2,408	4,909	8,991	15,475

Provision for loan losses	7,315	150	17,259	1,440
	(4,907)	4,759	(8,268)	14,035

Noninterest income:
Service charges on deposit accounts	168	178	488	459
Other service charges, commissions and fees	12	14	29	35
Loan & ORE charges and fees	488	47	454	179
Income on bank owned life insurance	—	91	27	276
Exchange fee income	—	15	11	73
Unrealized loss on trading securities	—	(802)	—	(987)
Realized gain on Fair Value Loans	—	—	1	1
Gain on surrender of deferred compensation plans	—	—	2,750	—
Net gain/(loss) on sale of assets	—	(14)	(104)	(55)
Net loss on sale of AFS securities	(47)	(13,613)	(531)	(13,996)
Total noninterest income	621	(14,084)	3,125	(14,015)

Noninterest expense:
Salaries and employee benefits	1,706	2,243	5,679	7,272
Occupancy and equipment	421	682	1,699	1,988
Marketing	101	127	357	402
Data processing	102	132	390	390
Deposit and loan servicing costs	277	346	610	941
Accounting, and legal	192	101	661	801
Goodwill Impariment	—	26,911	2,653	26,911
OREO Expenses	581	43	3,227	106
Other professional services	357	41	683	174
Regulatory assessments	223	90	1,003	266
Telephone and postage	95	6	296	251
Other Expenses	445	72	483	413
Total noninterest expense	4,500	30,794	17,741	39,915

Net loss before income taxes	(8,786)	(40,119)	(22,884)	(39,895)

Income tax provision (benefit)	1	(5,073)	8,249	(5,383)

NET LOSS	$(8,787)	$(35,046)	$(31,133)	$(34,512)

Net loss per share:
Basic	(1.52)	(6.01)	(5.37)	(5.92)
Diluted	(1.52)	(6.01)	(5.37)	(5.92)

(1)          The period ending data for September 30, 2009 and 2008 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the nine month periods ending September 30, 2009, and September 30, 2008 (1) (2)

	Comprehensive Income/Loss	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
	(in thousands, except per share data)

Balance at December 31, 2007		5,831,099	$58	$73,766	$2,139	$(1,126)	$—	$74,837

Adoption of EITF 06-04					(1,071)			(1,071)
Purchase of Treasury Stock		(1,000)					(9)	(9)

Net loss	$(34,512)				(34,512)			(34,512)

Compensation expense related to stock options				211				211

Amortization of unrealized minimum projected benefit obligation of defined benefit plan						49		49

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(13,870)
Less reclassification adjustment for gains included in net Income	13,996
Net unrealized holding losses	126					126		126
Comprehensive Loss	$(34,386)

Balance at September 30, 2008		5,830,099	$58	$73,977	$(33,444)	$(951)	$(9)	$39,631

Balance at December 31, 2008		5,794,179	$58	$73,993	$(36,316)	$(491)	$—	$37,244

Net loss	$(31,133)				(31,133)			(31,133)

Additional capital contributions to subsidiaries				(304)				(304)
Compensation expense related to stock options				170				170
Effect of Forfieture of BOLI and SERP Agreements					1,512			1,512

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(526)
Less reclassification adjustment for gains included in net income	512
Net unrealized holding losses	(14)						(14)	(14)
Comprehensive Loss	$(31,147)
Balance at September 30, 2009		5,794,179	$58	$73,859	$(65,937)	$(505)	$—	$7,475

(1) The periods September 30, 2009 and 2008 are unaudited.

(2) The periods as of December 31, 2008 and 2007 has been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Nine Months Ended
	September 30, (1)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(31,133)	(34,512)
Adjustments to reconcile net earnings to cash provided by operating activities
Depreciation	429	647
Provision for deferred tax asset	8,248	—
Provision for loan losses	17,259	1,440
Provision for OREO allowance	2,368	—
Impairment of Goodwill	2,653	26,911
Net losses on AFS securities	531	13,966
Net amortization of securities	88	201
Stock option compensation expense	170	211
Amortization of prior service costs	11	—
Amortization of intangible	43	105
Gain on forfeiture of deferred compensation plans	2,750	—
Activity in exchange assets net	(200)	(3,201)
Activity of trading securities, net	(83)	(4,645)
Unrealized loss/(gain) on trading securities	—	987
Other	(9,689)	(1,373)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,755)	737

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities AFS	(76,437)	(16,679)
Purchases of securities HTM	—	(32,912)
Proceeds of sales of securities AFS	38,071	19,989
Proceeds from maturities and calls AFS	2,160	—
Proceeds of sales of securities HTM	3,185	32,409
Proceeds from maturities and calls HTM	254	—
Activities in non-marketable securities, net	282	(1,515)
Net (increase)/decrease in loans	54,716	18,808
Proceeds from sale of foreclosed real estate	299	—
Proceeds from forfeiture of BOLI	9,281	—
Net addition of ORE owned	(16,244)	(2,110)
Other	1,344	921
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	16,911	18,911

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease)/increase in demand & savings	34,786	(27,429)
Net increase/(decrease) in time deposits	(15,919)	37,128
Net increase/(decrease) in borrowings	(1,940)	(36,110)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,927	(26,411)

Net change in cash and equivalents	27,083	(6,763)

Cash & equivalents @ beginning of year	23,108	14,180

CASH AT END OF PERIOD	50,191	7,417

(1) The periods ending September 30, 2009 and 2008 are unaudited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

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

The Company, during the first quarter of 2006 acquired two qualified intermediary companies; Rocky Mountain Exchange and Granite Exchange, Inc., which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  The Company closed the Rocky Mountain Exchange office located in Bozeman Montana effective July 31, 2008 and sold Granite Exchange on June 30, 2009 resulting in a realized loss of $47,000.    Qualified intermediaries select the financial institution to hold the depositor accounts created as part of the exchange transactions. As of September 30, 2009 only the Rocky Mountain Exchange subsidiary is consolidated.

The Company’s other direct subsidiaries are The Bank Holdings Statutory Trust I, a Connecticut statutory trust which was formed in November 2005, to solely facilitate the issuance of variable rate capital trust pass through securities and NNB Holdings Statutory Trust I which was formed in June 2005 as a subsidiary of NNB Holdings, Inc., and was acquired by the Company in the merger with NNB Holdings, Inc.  NNB Holdings Statutory Trust I is a Delaware Statutory Trust also formed to facilitate the issuance of capital trust pass through securities.  As required by the “Consolidation of Variable Interest Entities” (ASC 810-10-25 or 810-10-50-12 and 50-13 ) topic of the FASB accounting standards codification, The Bank Holdings Statutory Trust I and NNB Holdings Statutory Trust I are not reflected on a consolidated basis in the financial statements of the Company.

These entities are collectively referred to herein as the Company.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

NOTE 2 —GOING CONCERN AND REGULATORY ACTIONS

Going Concern

Our Company has been significantly and adversely impacted by the continued decline in economic conditions in the U.S., the western states, and more specifically, northern California and northern Nevada.  The Company faces unprecedented challenges with the increasing level of non-performing loans, the steep declines in the underlying value of real estate collateral and the greater loan loss provisions required.  Stockholders’ equity has decreased from $37 million at December 31, 2008 to $7 million at September 30, 2009 or from 6.7% of total assets at December 31, 2008 to 1.4% currently as a result of year-to-date loan loss provisions of $17 million, a valuation allowance for deferred taxes of $8 million, OREO write-downs of $3 million, a goodwill impairment of $2 million, and an increase in non-performing assets and steep increases in deposit insurance premiums.  As a result of these items, our Company is deemed to be under capitalized as of September 30, 2009.  These conditions create a substantial doubt about our Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the reduction of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of our Company’s inability to repay the outstanding principal balance of its debt or from any extraordinary regulatory action, either of which could affect its ability to continue as a going concern.

The Company has taken certain steps in an effort to continue with safe and sound banking practices and has engaged Sandler O’Neill, and Partners, LP to assist in seeking additional capital.  Further, the Company has exercised its contractual right to defer the interest (accrued and deferred interest at September 30, 2009 totaled $369,000) on junior subordinated debt (“Trust Preferred Securities”), and has taken a number of actions to reduce costs and reduce commercial real estate loan concentrations, to maintain a safe and sound institution.

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

As a result of being deemed under capitalized under the prompt corrective action rules, our Bank is subject to certain regulatory restrictions.  These include, among others, that our Bank may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC and may not increase the average total assets during a calendar quarter to exceed 5% of its average total assets during the preceding calendar quarter, may not acquire a business, establish or acquire a branch office, or engage in a new line of business and may not increase the level of brokered deposits.

Further, in a letter dated August 6, 2009, the Federal Reserve Bank of San Francisco designated the Company to be in a “troubled condition” and that the Reserve Bank will be pursuing an enforcement action to ensure that the holding company acts as a source of strength to its subsidiary bank.  Details of this supervisory action are to be delivered under separate correspondence at a later date, which has not been received.

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

Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2008 is derived from the audited financial statements at that date, but this Form 10-Q document does not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  The interim financial information should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.

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

Operating Segment Information

We manage our operations and prepare management reports and other information with a primary focus on lines of business.  As of September 30, 2009, we operated one bank located in two distinctive regional markets in two states, and we had one inactive qualified intermediary company.  The operating segments are separated into parent, bank, and non-bank financial services.  Such segment reporting eliminates transactions between noted operating areas, and the accounting policies of the individual segments are the same as those of the Company.  Transactions between operating segments are conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

Table 8 presents selected operating segment information for the three and nine month periods ended September 30, 2009 and 2008.

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

As required by the Fair Value Option of Financial Assets and Financial Liabilities (ASC 825-10-25 or 825-10-50-3), and Fair Value Measurement (ASC 820-10-35 or 820-10-50-1 ) topics of the FASB accounting standards codification, loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  The Company purchased SBA/USDA loans during 2003 and 2004, when the loan portfolio was smaller than the investment portfolio, and sold the last of these fair value USDA loans during April, 2009.

We manage asset quality and control credit risk through the application of policies, practices and procedures designed to promote sound underwriting and loan monitoring, and the diversification of the loan portfolio.  The loan administration function is charged with monitoring asset quality and establishing credit policies, practices and procedures which are thorough and consistently enforced.

Income Taxes

According to the “Accounting for Uncertainty in Income Taxes” (ASC 740-10-25), and  “Accounting for Income Taxes” (ASC 740-10-30) topics of the FASB accounting standards codification, clarifies criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements.  Under these guidelines an entity should recognize the financial statement benefit of a tax position it determines is more likely than not that the position will be sustained on examination.

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for taxes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Therefore, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.  The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized.  If future income should prove non-existent or not sufficient to recover the amount of the deferred tax assets within the tax years to which they may be applied, the assets may not be realized and the Company’s net income could be reduced.  As of June 30, 2009, the Company provided a valuation allowance of $8 million for the deferred tax asset due to going concern issues previously noted.

The Company has previously set aside a provision for income taxes on a monthly basis.  The amount of the tax provision was determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income.  Such permanent differences include but are not limited to tax-exempt interest income; previously taken increases in the cash surrender value of bank-owned life insurance, certain expenses that are not allowed as tax deductions, and tax credits.  As of September 30, 2009 no such expense has been provided; rather, a valuation allowance of $8 million against all outstanding deferred tax assets was previously established to reflect the likelihood of collection of the Company’s deferred tax asset.  At September 30, 2009 no deferred tax assets were outstanding.

Reclassification

Various reclassifications may have been made in prior periods in order to be consistent with the presentation as of September 30, 2009.  Further, certain captions may have minor revisions to more accurately reflect current activities of the Company.  There were no changes to previously reported stockholders’ equity, net loss or earnings per share.

NOTE 4 — SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	As of September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale

Treasuries	$—			$—
US Gov’t agencies	5,960	50	—	6,010
Mortgage-backed	67,339	1,027	(199)	68,167
Corporate bonds	1,221	—	(1,076)	145
State & municipal	9,785	37	(345)	9,477

Total securities available for sale	84,305	1,114	(1,620)	83,799

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale
Corporate	$1,316	$15	$—	$1,331
Preferred securities	503	—	(68)	435
Total securities available for sale	1,819	15	(68)	1,766

Securities held to maturity
U.S. Government and federal agencies	6,033	165	—	6,198
State and municipal	16,227	20	(992)	15,255
Corporate	250	—	(10)	240
Mortgage-backed	36,245	428	(138)	36,535
Total securities held to maturity	58,755	613	(1,140)	58,228
Total investment securities	$60,574	$628	$(1,208)	$59,994

Trading equity securities	$102	$—	$(19)	$83

Information pertaining to securities with gross unrealized losses at September 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	As of September 30, 2009
	Less than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale

Treasuries	—	—	—	—	—	—
US Gov’t agencies	—	—	—	—	—	—
Mortgage-backed	18,639	(198)	203	(1)	18,842	(199)
Corporate bonds	145	(1,076)	—	—	145	(1,076)
State & Municipal	258	(28)	7,990	(317)	8,248	(345)

Total Investment Securities	19,042	(1,302)	8,193	(318)	27,235	(1,620)

During the third quarter of 2009, the Company transferred mortgage-backed securities with a carrying and fair value of approximately $1.2 million from its held-to-maturity investment portfolio to its available-for-sale investment portfolio.  This transfer was made in light of the Company’s determination of substantial doubt impacting its ability to continue as a going concern, and correspondingly, its ability to hold its investment securities to maturity.  The estimated fair value of the transferred mortgage-backed securities approximated the carrying amount.  Accordingly, no realized gain or loss was recorded upon the transfer.

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

Impairment Analysis

Market prices are affected by general market conditions which reflect prospects for the economy as a whole and by industry specific information as well as information specific to an obligor. Such declines are investigated by management. Acting upon the premise that a write-down may be required, the Company considers all available evidence in its evaluation of whether the decline is other-than-temporary.

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

Numerous factors are considered in such an evaluation and their relative significance varies from case to case. The Company believes that the following factors may, individually or in combination, indicate that a security should be evaluated further to determine if a decline may be other-than-temporary and that a write-down of the carrying value may be required:

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

The Company’s OTTI evaluation process is performed in a consistent, systematic, and rational manner and includes a disciplined evaluation of all available evidence. This process is applied at the individual security level and considers the causes, severity, length of time and anticipated recovery period of the impairment. Consideration is also given to management’s intent and ability to hold the security over the anticipated recovery period and the likelihood that the Company will be required to sell the securities before recovery of the amortized cost.

An investment security is considered impaired if the fair value of the security is less than its cost basis. Once the security is considered impaired, a determination must be made to see if the impairment is other-than-temporary. If the security is considered other-than-temporarily impaired, an impairment loss is recorded to non-interest income.  As required by the “Impairment of Individual Available-for-Sale and Held-to-Maturity Securities” (ASC 320-10-35 or 320-10-50-5) topic of the FASB accounting standards codification, the OTTI assessment segment is based on the performance of the issuer for corporate or municipal bonds or the collateral in the case of structured securities. The financial performance is evaluated to determine if it will adversely affect the contractual cash flows of the related security. The evaluation for OTTI utilizes the best estimate of cash flows from a market participant’s perspective to determine fair value incorporating the risk of defaults.

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

The non-agency MBS securities portfolio has experienced various levels of price declines over the past twelve months due to the current securities market environment and the currently limited secondary market for such securities.  Management monitors the actual mortgage delinquencies, foreclosures and losses for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant recognition of impairment.  At September 30, 2009, these securities held an AAA credit rating and the Company believes that all contractual cash flows will be received on this portfolio.

The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market.

At September 30, 2009, many investment securities have unrealized losses that are considered temporary in nature because the decline in fair value was caused by the interest rate environment, widening spreads and a market liquidity crisis brought about by a lack of investor confidence; such unrealized losses are not caused by cash flow impairment. The Company has the intent and ability to hold these securities until recovery, which may be to their normal maturity and it is unlikely that the Company will be required to sell the securities before recovery of their amortized cost. The Company has evaluated its liquidity position in light of the Cease and Desist Order and believes it is not more likely than not that the Company will be required to sell the securities in unrealized loss positions before recovery of the amortized cost.

At September 30, 2009 and December 31, 2008, securities in the investment portfolio with a carrying value of $51 million and $40 million, respectively, were pledged as collateral for other purposes as required or permitted by law. Of the amounts pledged, $50 million was pledged for FHLB borrowing as of September 30, 2009, and $1 million was pledged to support public deposits.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2009 is shown below. Over certain interest rate environments, some or all of these securities may be called for redemption by their issuers prior to the scheduled maturities. Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties. Therefore, these securities are not reflected in any of the maturity categories in the following maturity summary.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$1,006	$1,022
After 1 year through 5 years	131	153
After 5 years through 10 years	4,954	4,987
After 10 years	10,875	9,470
	$16,966	$15,632

NOTE 5 — FAIR VALUE MEASUREMENT

As required by the “Fair Value Measurements” (ASC 820-10-35 or 820-10-50-1 through 50-3; 820-10-50-8) and “Fair Value Option” (ASC 825-10-25) topics of the FASB accounting standards the Company utilizes defined methods available to appropriately measure fair value in accordance with generally accepted accounting principles whenever other accounting pronouncements require or permit fair value measurements.

Pursuant to the fair value accounting standards, the inputs to valuation techniques are prioritized to measure fair value in three broad levels (Levels 1, 2 and 3).  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.   Level 3 inputs are unobservable inputs for the asset or liability and reflect the reporting entity’s own evaluation about the assumptions that market participants would use in pricing the asset or liability.

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

As required by the “Loan Impairment” (ASC 310-40-35) topic of the FASB accounting standards codification, the fair value measurements for impaired loans are based upon either collateral values supported by appraisals, or discounted cash flow assumptions.  Approximately $39.6 million or 90.4% of the impaired loans at September 30, 2009 have collateral to support their fair values.  Adjustments for fair value of impaired loans are a component in determining the overall adequacy of the loan loss reserve.  Consequently, adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

Fair value measurements for other real estate owned (OREO) are based upon collateral values supported by appraisals.  Changes in the estimated fair value of OREO are recorded in the statement of operations.  Disclosures for impaired loans require that the practical expedient (observable market price or the fair value of collateral if the loan is collateral dependent) is a fair value measurement and, therefore, is included in the scope of the non-recurring disclosure requirements.

As required by the “Fair Value Measurements” (ASC 820-10-35 or 820-10-50-2) topic of the FASB accounting standards codification, the Company performs fair value measurements on certain assets as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of these standards. Some fair value measurements, such as for available-for-sale and trading securities and fair value USDA loans are performed on a recurring basis, while others, such as impairment of loans and goodwill, are performed on a non-recurring basis.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2009. At this date there were no trading account assets, nor fair value USDA loans.

Description of Financial Instrument	September 30, 2009	Quoted Prices in Active Market for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Securities Available for Sale	$82,603	$—	$82,603	$—
Total	$82,603	$—	$82,603	$—

The following table summarizes the Company’s assets and liabilities measured at fair value on a non-recurring basis, as of September 30, 2009.

	September 30, 2009	Quoted Prices in Active Markets for Individual Asset Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Intangible Assets	$1,406	$—	—	$1,406
Impaired Loans	43,753	—	—	43,753
OREO	18,400	—	—	18,400
Other Assets DPC	1,804			1,804
Total	$65,363	$—	$—	$65,363

NOTE 6 — SHARE BASED COMPENSATION

Stock Option Plan

The Company has a stock based employee compensation plan, which is more fully described in Note 14 of the Company’s 2008 annual report on Form 10-K.  The Company accounts for stock based compensation as required by the “Accounting for Share Based Payments” (ASC 718-10-30) topic of the FASB accounting standards codification.  The Company requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on the grant-date fair value of the award.  The fair value is amortized over the implied service period (generally the vesting period).

Included in salaries and benefits for the nine months ending September 30, 2009 and 2008, was $170,000 and $211,000 of share-based compensation, respectively. The related tax benefit on share-based compensation was not material to either quarter.  There were no stock options granted during the nine month period ending September 30, 2009 or 2008, and the stock option plan was terminated by Board action during May, 2009.  The termination of the Plan did not affect options granted prior to the termination.

NOTE 7 — DEFERRED COMPENSATION

As required by the “Accounting for Deferred Compensation and Postretirement Benefit Aspect of Endorsement Split-Dollar Life Insurance Arrangements” (ASC 715-60-55) topic which was effective for fiscal years beginning after December 17, 2007, the Company recorded an initial liability of $1.6 million with an offsetting adjustment to retained earnings of $1.1 million and deferred taxes of $0.5 million, on January 1, 2008.  On March 11, 2009 the senior officers of the Company entered into an Agreement to terminate executive supplemental compensation and split dollar agreements in exchange for $10,000 per senior officer.  The Company recorded a reduction in the liability and reversed earlier related adjustments during the first quarter of 2009.  Further, we recorded non-interest income related to the gain on settlement of the deferred compensation plans equal to $2.8 million during the first quarter of 2009, and reduced this to $2.7 million during the second quarter as a result of payment adjustments.  As a result of these forfeitures, total capital was enhanced by approximately $4 million during the first quarter of 2009.

NOTE 9 —LOSS PER SHARE

Income (loss) per share for all periods presented in the unaudited Consolidated Statements of Operations are computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of September 30, 2009 totaled 621,664. The computation of basic and diluted earnings (loss) per weighted average share outstanding is as follows:

	Quarter Ending		Nine Months Ending
	September 30,		September 30,
	2009	2008	2009	2008

Average number of common shares outstanding	5,794,179	5,830,099	5,794,179	5,830,437
Effect of dilutive options (1)	—	—	—	2,736
Average number of common shares outstanding used to calculate diluted earnings per common share	5,794,179	5,830,099	5,794,179	5,833,173

Net loss	$(8,787)	$(35,046)	$(31,133)	$(34,512)
Basic net loss per share	(1.52)	(6.01)	(5.37)	(5.92)
Diluted net loss per share	(1.52)	(6.01)	(5.37)	(5.92)

(1) There were 659,886 anti-dilutive weighted shares which have been excluded from the diluted weighted shares outstanding at September 30, 2009 and 711,529 at September 30, 2008.  All common stock equivalents are anti-dilutive when a net loss is incurred.

NOTE 10 — OTHER BORROWED FUNDS

The Company has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with the FHLB.  There were no balances outstanding under the overnight advance agreements as of September 30, 2009, and December 31, 2008, respectively; however, there were short term advances in the amount of $25 million outstanding as of September 30, 2009 and $27 million outstanding as of December 31, 2008.  There was $26 million available under this borrowing arrangement as of September 30, 2009, as compared to $116 million available as of December 31, 2008 when the borrowing lines were collateralized with real estate loans. Since that time, the real estate loan collateral has been withdrawn by the Bank, and pledged securities are the only form of collateral held at the FHLB.

Other borrowed funds include $20.6 million of subordinated debentures. The Company originally issued $15.5 million of these debentures and the additional $5.1 million in debentures were acquired in the merger with NNB Holdings, Inc.

The Company has elected to defer regularly scheduled interest payment on the Company’s outstanding $20.6 million of junior subordinated debentures relating to its outstanding trust preferred securities (the “Securities”).  The terms of the Securities and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities.  The decision to defer payments is based upon the current challenging economic conditions allowing the Company to temporarily retain these funds.  This deferral will allow the company to preserve liquidity, and the ability to exercise such an option was an important factor in the Company’s original decision to issue this type of securities.

The deferral election began with respect to regularly scheduled quarterly interest payments that would otherwise have been made June 15 of this year.  The Company sent appropriate notices to the trustees under each of the respective indentures.  The Company has the ability under the Securities to continue to defer interest payments through ongoing, appropriate notices to each of the trustees.

NOTE 11 - GOODWILL

As defined by the “Goodwill and Other Intangible Assets” (ASC 350-20-35) topic of the FASB accounting standards codification, goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions.  Goodwill must be evaluated at the reporting unit level, which is defined as an operating segment.  The standards prohibit the amortization of goodwill, but require that it be tested for impairment at least annually, or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.  Like most publicly traded financial institutions, the Company experienced a significant decline in its stock price and market capitalization during 2008.  In conjunction with these declines and the ongoing turmoil in the financial markets, the Company reduced the carrying value of its goodwill resulting from the 2006 acquisitions of Northern Nevada Bank, Granite Exchange and Rocky Mountain Exchange during the third quarter of 2008. The Company has seen a further decline during 2009, and performed the analysis during the second quarter of this year. In the past the analysis of goodwill occurred during the fourth quarter, however, given the volatile trading patterns and values seen in NYSE and NASDAQ activities, it is believed that the goodwill evaluation would best be performed before year end.

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

The Company recorded a $27 million non-recurring, non-cash goodwill impairment charge during the third quarter of 2008 for the goodwill resulting from the NNB, Granite and Rocky Mountain acquisitions.  The Company recorded a $3 million non-recurring non-cash goodwill impairment charge during the second quarter of 2009 for the residual goodwill resulting from the NNB acquisition which occurred during November, 2006. This goodwill write down more closely aligned the Company’s book value and tangible equity.  This non-cash impairment charge is a non-taxable event that did not affect the Bank’s liquidity, operations, or regulatory capital.

NOTE 12 — INCOME TAXES

As required by the “Initial Measurement of Income Taxes”(ASC 740-10-30) topic of the FASB accounting standard codification, the Company recognizes the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The standard requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The application of this standard may also affect the tax basis of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

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

At June 30, 2009, the Company recorded a full valuation allowance against all deferred tax assets outstanding.

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

In the recent codification of accounting standards, the “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825-10-65 and ASC 270-10-45 or 270-10-50), require an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements. Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed annually.  The Company adopted this guidance in the second quarter of 2009 and has included the required disclosures in Note 17.

In the recent codification of accounting standards, the “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320-10-65 or 320-10-50 or 320-45-8A or -9a) topic is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The standard also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. When adopting these standards, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security before recovery. These standards were effective for us during the second quarter of 2009.  The adoption of this standard did not have a significant impact on our financial condition or results of operations.

In the recent codification of accounting standards, the “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820-10-65) topic, reaffirms the objective of fair value measurement previously stated to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This standard is effective for interim and annual periods after June 30, 2009. The adoption of this guidance has not had a significant impact on our financial condition or results of operations.

In the recent codification of accounting standards, the “Disclosures About Derivative Instruments and Hedging Activities,” (ASC 815-10-65) topic amends and expands the disclosure requirements of previous standards to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This standard was effective for the Company on January 1, 2009 and has not had a significant impact on the Company’s financial statements.

In the recent codification of accounting standards, the “Subsequent Events” (ASC 855-10-50) topic establishes general statements of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth a) the period after the balance sheet during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, b) the circumstances under which an entity should recognize such events or transactions, and c) the disclosures that should be made. This standard was effective for interim or annual financial periods ending after June 15, 2009 and has not had a significant impact on the Company’s financial statements.

In the recent codification of accounting standards, the “Recognition and Presentation for Other-Than-Temporary Impairments” (ASC 320-10-65 or 320-10-50 or 320-45-8A or -9a) topic, amended a previous bulletin to maintain the Division of Corporation Finance’s position that equity securities available for sale which experience an other-than-temporary loss should be written down and a realized loss recognized, while removing debt securities from this classification.  This codification did not have a significant impact on the Company’s financial Statements.

Summary

The list of recent accounting pronouncements and Accounting Standards Codification rules noted above, while not an exhaustive list, includes those which we believe will, or may, have the greatest likelihood of application to the Company’s consolidated balance sheets and/or consolidated statements of operations.  We believe that adoption of these standards will not have a material impact on our financial condition or results of operations, loss per share or cash flow unless otherwise noted; however, no absolute assurance can be given that this in fact, will occur.

NOTE 14 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended September 30, 2009 and 2008, cash paid for interest expense on interest bearing liabilities was $11.8 million and $12.5 million, respectively.  There was $9 million of real estate acquired in the settlement of loans for the three month period ending September 30, 2009, $18 million for the YTD period ending September 30, 2009 and $3.5 million for the YTD period ending September 30, 2008.  During the nine month periods ended September 30, 2009 no cash was paid for income taxes, however, $864,000 was paid during the same period in 2008.

The Company transferred all held-to-maturity securities, with the exception of proprietary mortgage-backed securities, to the available for sale portfolio during the first quarter of 2009, and transferred the proprietary mortgage-backed securities to AFS during the third quarter of 2009. This was in response to the “stress tests” performed under Treasury Department guidelines, which indicated that increased capital may be required for all supervised financial institutions and motivated management to utilize this provision of the “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320-10-35 or 320-10-50-8A) topic of the FASB accounting standards codification to meet projected capital and liquidity needs.

NOTE 15 — COMMON STOCK REPURCHASE PLAN

During December 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warranted, up to $3.0 million of the Company’s common stock on the open market or in privately negotiated transactions.  The duration of the program was open ended and the timing of the purchases were to depend upon market conditions.  One thousand shares of common stock were repurchased during the quarter ended June 30, 2008 at a total cost of nine thousand dollars, and there have been no subsequent purchases, given the current operating environment and the Company’s need to conserve capital.

NOTE 16 — SUBSEQUENT EVENTS

The date through which the Company has evaluated subsequent events is as of November 16, 2009. This date represents the date the financial statements are available to be issued.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could realize in a sales transaction at September 30, 2009 or December 31, 2008.  The estimated fair value amounts have been updated for purposes of these financial statements and the estimated fair values of these financial instruments subsequent to the reporting dates may be different than the amounts reported at the periods noted.

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

Non-marketable Securities (Other Equity Securities)

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

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet lending commitments (commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. As of September 30, 2009 and December 31, 2008, loan commitments on which the committed fixed interest rate is less than the current market rate are insignificant.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	49,630	49,630	21,260	21,260
Liquid money market funds	461	461	883	883
Federal funds sold	100	100	965	965
Securities available-for-sale	82,603	82,603	1,766	1,766
Securities held-to-maturity	1,196	1,186	58,755	58,228
Trading Securities	—	—	83	83
Other equity securities	3,818	3,818	4,306	4,306
USDA loans, net	—	—	858	858
Loans, gross	385,647	374,370	440,363	468,461
Accrued interest receivable	1,975	1,975	2,385	2,385
Total	525,430	514,143	531,624	559,195

Financial Liabilities:
Deposits	484,879	488,725	466,012	471,012
Other borrowed funds	25,060	25,041	27,000	27,521
Junior Subordinated debt	20,619	19,151	20,619	19,157
Accrued interest payable	837	837	1,360	1,360
Total	531,395	533,754	514,991	519,050

NOTE 18 — DISCONTINUED OPERATIONS

The continuing operations of Granite Exchange Inc., a 1031 exchange company, were sold on June 30, 2009.  The financial statements of March 31, 2009 contained within the sales agreement noted the following:

Cash	$13
FF&E	4
Exchanges	2,980
Total Assets	$2,997

Exchange Liabilities	$2,980
Other Liabilities	4
Shareholders’ Equity	13
Total Liabilites & Shareholders’ Equity	$2,997

The year-to-date statement of operations noted:

Interest income	$37
Exchange fees	7
Total income	$44

Salaries& Benefits	$61
Occupancy	70
Other	19
Total expense	$150

Net loss	$106

No continuing cash flows are expected from the sale, and there are no continuing activities between the ongoing entity and the disposed component of the Company.  Any anticipated tax benefits from the sale have been eliminated in the allowance for the deferred tax asset of the Company for the prior period.  The Company was sold due to the substantial reduction in 1031 activity during the current economic recession and the continuing losses of the unit.

Selected Financial Data

	YTD Period Ending		Year Ended
	Sept 30, 2009	Sept 30, 2008	Dec 31, 2008
	(Dollars in thousands, except per share data)
Condensed Income Statement
Interest Income	21,283	28,690	36,826
Interest Expense	12,292	13,215	17,490
Net Interest Income	8,991	15,475	19,336
Provision for Loan Losses	17,259	1,440	4,025
Non-interest income	3,125	(14,015)	(15,313)
Non-interest expense	17,741	39,915	44,410
Provision for income taxes	8,249	(5,383)	(7,028)
Net Loss	(31,133)	(34,512)	(37,384)

Period End Data
Assets	539,154	558,216	556,045
Loans, gross	385,647	454,506	441,222
Securities	89,799	65,560	64,910
Deposits	484,879	461,034	466,012
Other borrowed funds	45,679	55,119	47,619
Shareholders’ Equity	7,475	39,630	37,244

Average Balance Sheet
Assets	579,630	632,795	617,671
Loans, gross	421,134	462,527	458,710
Securities	76,761	108,375	89,293
Deposits	498,207	450,901	459,396
Shareholders’ Equity	30,081	74,872	63,022

Asset Quality
Non-performing assets (1)	63,892	27,369	29,433
Allowance for loan loss	14,900	7,198	8,061
Net Charge-offs	10,420	1,518	3,239
Non-performing assets to total assets	11.85%	4.90%	5.34%
Allowance for loan loss to loans	3.86%	1.58%	1.83%
Net Charge-offs to average loans	2.47%	0.33%	0.70%

Per Common Share (2)
Basic income (loss) per share	(5.37)	(5.92)	(6.41)
Diluted income (loss) per share	(5.37)	(5.92)	(6.41)
Book value per share	1.29	6.80	6.43
Period end common shares outstanding	5,794,179	5,830,099	5,794,179
Average shares outstanding - basic	5,794,179	5,830,437	5,828,697
Average shares outstanding - diluted	5,794,179	5,833,173	5,830,590

Financial Ratios
Return on average assets	(5.37)%	(7.29)%	(6.05)%
Return on average equity	(56.10)%	(61.57)%	(59.32)%
Net interest margin (3)	2.18%	3.62%	3.43%
Tier 1 leverage capital ratio	0.52%	6.94%	8.89%

(1) Non-performing assets consists of loans 90 days or more delinquent and still accruing interest, investments or loans placed on non-accrual status, and other real estate owned.

(2)  Adjusted for stock dividend of February 15, 2007.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level which we believe is sufficient to cover probable losses on loans deemed to be uncollectible based on our continuous review of a variety of factors.  These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, portfolio migration data (when appropriate), historical charge-offs, peer data, and other asset quality factors.  The primary means of adjusting the level of this allowance is through the provision for loan losses, which is established and charged to income on a monthly basis.  Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the probable losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above.  Any such increase would adversely affect our results of operations.  Our allowance for loan losses was $15 million and $8 million at September 30, 2009 and 2008, respectively. The provision for loan losses was $7 million for the quarter ended September 30, 2009 and $150,000 for the quarter ended September 30, 2008.

The Company grants real estate, commercial, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans throughout northern Nevada and northern California.  The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate market and general economic conditions in these areas.  Both of these areas have been severely impacted by the substantial downturn in national, regional and state economic conditions, the continued effects of which management believes have not yet been made fully apparent.  Such an economic cycle may last for more than one year, and bring about further deterioration in the loan portfolio as exhibited in Table 5.

For the commercial and real estate loan portfolios, we evaluate specific loan status reports on all watch and classified loans, including certain loans which may have been classified as impaired.  On an ongoing basis an independent loan review function reviews a sample of new loans as well as “watch” and any classified loans to ensure the accuracy of the loan classifications.  Estimated reserves for classified loans are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Provisions for losses on any remaining loans are based on pools of similar loans using statistical data compiled from the Bank and its peers.  Table 5 sets forth the allocation of the allowance for loan losses as of September 30, 2009, and September 30, 2008.

OVERVIEW

The Company earns income from two primary sources; net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges on deposit accounts and other service charges, commissions and fees charged for other services provided, less the operating costs of providing the full range of banking and exchange services to our customers.  Gain on sale of securities, exchange fees on real estate 1031 transactions, increase in cash surrender value of bank owned life insurance and unrealized gains or losses on the Company’s trading account have traditionally comprised other areas of non-interest income.

SUMMARY: Results of Operations — 3rd Quarter

We incurred a net loss for the three month and nine month periods ending September 30 due to the continuing economic recession and continued deterioration in our borrowers’ ability to pay for debts previously contracted. The geographic diversity of our loan portfolio has not protected us from the systemic risk of a global recession. Sharply reduced GDP, employment, housing and securities market levels have affected every aspect of our operations.  The $15 million loss taken after U.S. Treasury conservatorship of FNMA and FHLMC, has compounded the problem of poor credit quality. As a result, additional capital and/or substantial shrinkage of assets held are the continued focal points of the Company.

Losses as a result of greater volume of non-performing assets, a higher loan loss provision, increasing OREO expenses and a valuation allowance on our deferred tax asset are all reflected in our results of operations for the 2009 periods under review.  These losses have resulted in a decrease in the Bank and Company’s Stockholders’ equity and regulatory capital.  The Bank’s Stockholders equity was $7 million at September 30, 2009 and as a result our Bank and Company have become under capitalized under prompt corrective action calculations promulgated by the FDIC. Please refer to Table 6 for our current ratios, which reflect the Bank to be under capitalized, and the consolidated Holding Company to be critically under capitalized.

Our gross non-performing assets have continued to increase from those volumes reported at December 31, 2008 and now total $64 million, as compared to $50 million at June 30, 2009 and $32 million at March 31, 2009 compared to $29 million at December 31, 2008.  We have every expectation that our weak economic environment will not substantially improve during the rest of 2009, and economic uncertainties are likely to extend into 2010.

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

As a result of the Bank being under capitalized under the prompt corrective action rules, it is subject to certain restrictions and actively seeking additional risk-based capital either directly through the sale of securities or indirectly through the substantial reduction of Bank assets.  We have engaged Sandler O’Neill Advisors, LLP, a financial advisory firm to assist us in these efforts.  We expect that any sale of securities would most likely be through a private placement to various investors; however, at the current time we have no outstanding agreements from various financing sources and loan sales at reasonable prices have not been forthcoming.

If our Company were not successful in raising additional capital, it is likely that we would not be able to become fully compliant with the provisions of the Order and as a result we could be subject to further enforcement actions.

The net loss before tax items for the quarter ended September 30, 2009 was $9 million as compared with loss of $35 million for the quarter ended September 30, 2008.  The basic and diluted losses per share for the third quarter of 2009 was $1.52 compared with losses per share of $6.01 for the same quarter of 2008.  The Company’s quarterly return on average equity was (56.1)% and quarterly return on average assets was (1.52)% for the quarter ended September 30, 2009, compared to (219.56)% and (22.25)% respectively, for the quarter ended September 30, 2008.  The primary drivers behind the variance in net income for the third quarter of 2009 relative to the same quarter of 2008 are as follows:

2009 third quarter versus the third quarter of 2008:

•                  The economic downturn which started during the second half of 2007 in the national, state, and regional economies has continued through the second half of 2009 and is likely to further impact earnings for all of 2009 and perhaps 2010.

•                  For the quarter ended September 30, 2009, $7 million was added to the provision for loan losses to reflect continued deterioration in specifically identified loans.

•                  The Bank has experienced continued increases in non-accrual loans and non-performing assets over each of the past seven quarters.

•                  The Company provided an $8 million valuation allowance for all outstanding deferred tax assets during the quarter ended June 30, 2009.

•                  The Company posted a goodwill impairment of $3 million during the quarter ended June 30, 2009.

•                  The Company has reduced the number of financial centers by three during the last three quarters.

•                  The Company’s staff continues to be reduced through attrition and reductions.

•                  The Company previously closed Rocky Mountain 1031 Exchange and sold Granite Exchange on June 30, 2009.

2008 Third quarter versus the third quarter of 2007:

•                  Exclusive of investment losses and impairments, related tax provisions and the one-time non-cash goodwill impairments, pre tax operating income for the quarter was $405,000.

•                  The challenging economic conditions starting in 2007 with the deterioration of the real estate markets expanded during the third quarter of 2008 into severe turmoil in credit markets and the general economy.  FOMC actions and consumer flight to safety concerns have placed increased pressure on the Company’s net interest margins, affecting the Company’s market value, the result of which was a one-time, non-cash goodwill impairment of $27 million based on the decline in the market value of our common stock.

•                  The actions of the Treasury Department’s placement of Freddie Mac (FHLMC) and Fannie Mae (FNMA) into conservatorship rendered the preferred securities the Company owned worthless, and the Company recorded an other than temporary impairment of $8 million net of taxes.

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

SUMMARY: Results of Operations — YTD

The Company’s net loss for the nine months ended September 30, 2009 before the tax valuation allowance was $23 million as compared with loss of $40 million for the nine months ended September 30, 2008.  Basic and diluted losses per share for the first nine months of 2009 were $5.37 compared with loss per share of $6.01 for the same period of 2008.  The Company’s YTD return on average equity was (103.5)% and YTD return on average assets was (5.37)%  for the nine months ended September 30, 2009, compared to (61.57)% and (7.29)% respectively, for the same period ended September 30, 2008.  The primary drivers behind the variance in net income for the first nine months of 2009 relative to the same period of 2008 are as follows:

2009 Year-to-date versus year-to-date 2008:

•                  The economic downturn which started during the second half of 2007 in the national, state, and regional economies has accelerated through the third quarter of 2009 and is likely to impact earnings for all of 2009 and 2010.

•                  For the nine months ended September 30, 2009, $17 million was added to the provision for loan losses to reflect continued deterioration in specifically identified loans.

•                  The Bank has experienced continued increases in non-accrual loans and non-performing assets over each of the past seven quarters.

•                  The Company provided a valuation allowance for the deferred tax asset during the nine months ended September 30, 2009 in the amount of $8 million and a goodwill impairment of $3 million.

•                  The Company has reduced the number of financial centers by five over the past year, including three during the past nine months.

•                  The Company’s staff continues to be reduced through attrition and reductions.

•                  The Company has closed one 1031 office and sold the other 1031 company.

2008 Year-to-date versus year-to-date 2007:

•                  The continuing turmoil in the money markets and attendant credit crises has impacted the stock prices of many financial companies, including the Company.  This resulted in impairment of the Company’s goodwill which was reflected in a one time, non-cash charge in the amount of $27 million.

•                  The Treasury Department’s conservatorship of FNMA and FHLMC rendered the preferred securities the Company owned worthless, resulting in a loss of $8 million net of taxes.

•                  Interest income decreased $5.4 million or 16%.

•                  Interest expense decreased $4.3 million or about 24%.

•                  Net interest income before the provision for loan losses decreased $1.1 million or about 7%.

•                  The provision for loan losses increased $680,000 or 89% over September 30, 2007.

•                  Non-interest loss was $14.0 million for the first nine months of 2008 compared with income of $1.2 million for the same period in 2007, as a result of unrealized and realized losses in investments amounting to $15.0 million.

•                  Non-interest expense decreased $871,000 or 6%, not including the non-cash goodwill impairment costs.

•                  The benefit for taxes was increased by the investment losses and impairments and by the effects of permanent book/tax differences including $1.2 million of non-taxable interest and dividends.

The impact to the Company from these items and others of both a positive and negative nature will be discussed in more detail as they pertain to the Company’s overall comparative performance for the periods ending September 30, 2009 throughout the analysis sections of the report.

YTD Average balances and rates are provided in Table 1a.

SUMMARY: Financial Condition

The Company’s total assets were $539 million at September 30, 2009 a decrease of $17 million or 3%, from total assets of $556 million reported at December 31, 2008.  The most significant characteristics of and changes in the Company’s balance sheet during the first nine months of 2009 are outlined below:

•                  Additional funds allocated to maintain excess liquidity during uncertain times.

•                  Transfer of most held-to-maturity securities to available-for-sale for increased liquidity.

•                  Surrender of all deferred compensation plans for senior management.

•                  A reduction in gross loans of $54 million or 12% to $386 million since December 31, 2008 and $69 million or 13% since September 30, 2008.

•                  An increase in total deposits of $19 million or 4% from December 31, 2008 and $24 million or 5% since September 30, 2008.

•                  A reduction in brokered funds garnered from external sources of $109 million since December 31, 2008.

•                  A valuation allowance for the Company’s deferred tax asset of $8 million, and a $3 million reduction of goodwill.

•                  A continuing emphasis on restructuring and reducing the balance sheet to enhance our net interest margin and maintain the highest available capital ratios.

2008 over 2007:

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

Quarterly Analysis

Net interest income for the third quarter of 2009 was $2.4 million, a decrease of $2.5 million or about 51% compared to the third quarter of 2008.  This decrease was primarily due to the decreases in rates earned on interest earning assets coupled with higher levels of non-accruals and ORE.  Average loans were $53 million less, or 12% for the quarter ended September 30, 2009 compared to the same period in the prior year. Average deposits were $56 million higher, or 12% for the quarter ended September 30, 2009 compared to September 30, 2008.  Average investments increased by $59 million or 55% during the third quarter of 2009 compared to the third quarter 2008. Average gross loans, net of deferred fees and costs, as a percent of average assets was 68% and 73% for the quarters ended September 30, 2009 and 2008, respectively.

Continued concern about loan quality has been the focus of the Bank during the third quarter of 2009.  Deteriorating real estate market conditions appeared in the third quarter of 2007 and have continued into 2009.  Management attention to increases in non-performing assets and concern about real estate values led the Company to substantially increase the provision for loan losses for the year ended December 31, 2008 and the third quarter of 2009.  Management believes that the allowance for loan losses adequately covers the inherent losses in the loan portfolio; however, no assurance can be given that further additions will not be required, especially in light of overriding economic uncertainties.

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

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased to 1.67% from 3.45% during the three months ended September 30, 2009 as compared to the same period in 2008, respectively, a decrease of one hundred seventy-eight basis points or 52%, primarily due to lower interest rates garnered for excess funds held, as well as higher volumes of non-earning assets, and lower rates earned on performing loans.  The dramatic changes in the interest rate environment brought about by the FOMC’s activities have impacted both the asset and liability side of the balance sheet; however, the majority of the change has been felt in the rates earned on the Company’s investment and loan portfolios, with deposit interest rates generally “sticky” in a downward rate environment.  The Company’s weighted average prime rate for the third quarter of 2009 was 3.25% as compared to 5.09% for the full year of 2008, while there have been no changes in the prime rate since December 16th, 2008, when it was set at its current level.

In addition, the change in the mix of both assets and liabilities has had a lesser impact on the Company’s net interest margin.  The Company decreased its use of short term average borrowed funds to $44 million during the third quarter of 2009 when compared to $71 million for the same period in 2008.

YTD Analysis

Net interest income for the first nine months of 2009 was $9 million, a decrease of $6 million or about 42% compared to the first nine months of 2008.  This decrease was primarily due to the decreases in rates earned on interest earning assets coupled with higher volumes of non-performing assets.  Average loans decreased about $41 million, or 9% for the nine months ended September 30, 2009 compared to the same period in the prior year. While average investments increased by $21 million or 19% during the first nine months of 2009 compared to the first nine months of 2008, shorter term investments increased at a faster rate.  Average gross loans, net of deferred fees and costs, as a percent of average assets was 73.0% for each of the nine month periods.

Continued concern about loan quality has been the focus of the Bank during the first nine months of 2009.  Declining real estate market conditions appeared in the third quarter of 2007 and have continued into 2009.  Management’s attention to increases in non-performing assets and concern about real estate values led the Company to substantially increase the provision for loan losses for year-to-date 2009.  Management believes that the allowance for loan losses adequately covers the inherent losses in the loan portfolio; however, given the state of the economy and the real estate markets, no assurance can be given that further additions will not be required.

The Company’s net interest margin, which represents net interest income as a percentage of average interest earning assets, decreased to 2.18% from 3.62% during the nine months ended September 30, 2009 as compared to the same period in 2008, respectively, a decrease of one hundred forty-four basis points or 40%.

The change in the mix of both assets and liabilities has had an impact on the Company’s net interest margin.  The Company reduced its use of short term average borrowed funds to $30 million during the first nine months of 2009 when compared to $75 million for the same period in 2008. The Company experienced a decrease in the need for borrowed funds as a result of Money Market and Certificate of Deposit promotions which ran throughout the first quarters of 2009.

The Company’s weighted average prime rate for the first nine months of 2009 was 3.25% compared with 5.09% for the full year of 2008.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined by management to be adequate to absorb losses inherent in the loan portfolio.  This allowance is increased by the provision charged to income and by recoveries on loans previously charged off.  The allowance id decreased through charge-offs of uncollectible loans.  Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation.  As discussed under “Critical Accounting Policies”, we believe that the methods we utilize to determine the allowance for loan losses constitute a critical accounting policy.  Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management” there can be no assurance that we will not have to increase the amount of our historical provisions for loan losses in future periods.  Please see Table 5.

Quarterly Analysis

We provided $7 million and $150,000 for probable loan losses in the quarters ended September 30, 2009, and 2008, respectively.  At September 30, 2009 the Company’s allowance for loan and lease losses was 3.9% of outstanding loans.  The Company had 37 non-accrual loans amounting to $45 million at September 30, 2009, and 18 non-accrual loans amounting to $22 million at September 30, 2008.  The Company charged-off $8.6 million in loans for the quarter ended September 30, 2009 and $195,000 for the third quarter of 2008.  Including the non-accrual loans, there were fifty 30 day or more past due loans as of September 30, 2009, and twenty-four during the same period of 2008.  In an estimation of potential losses associated with off-balance-sheet loan commitments and standby letters of credit, we provided an additional allowance of $14,000 which is included with other liabilities on the Company’s balance-sheet.

YTD Analysis

We provided $17 million and $1 million for probable loan losses in the nine months ended September 30, 2009, and 2008, respectively.  The Company charged-off $10 million in loans for the nine months ended September 30, 2009 and $1.5 million for the same period in 2008.  The Company also estimates an allowance for potential losses associated with off-balance-sheet loan commitments and standby letters of credit.  At September 30, 2009 and 2008 this allowance was $172,000 or 0.94% and $157,000 or 0.41% of outstanding loan commitments, respectively.  This allowance is included with other liabilities on the Company’s balance-sheet and any related increases or decreases in the allowance are included in other expense.

Non-interest Income

Quarterly Analysis

Third quarter non-interest income (excluding realized and unrealized investment and asset gains and losses) totaled $200,000, a decrease of $145,000 or 42% from the same quarter of 2008. There was no exchange fee income for the quarter ending September 30, 2009 as compared to $15,000 for the same period in 2008 reflecting both lower volumes of exchange transactions and the subsequent closure of

1031 operating offices.  The Company had $19,000 in unrealized losses in trading securities for the third quarter of 2009 as compared to losses of $802,000 over the same period in 2008.   Gains on the sale of assets amounted to $470,000 for the quarter ending September 30, 2009 as compared to losses of $14,000 for the same period in 2008.

Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains or losses reported in any period will continue in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Service charges on deposit accounts and other service charges, commissions and fees decreased $59,000 to $180,000 from the same period in 2008.  Exchange fee income decreased $15,000 for the quarter ending September 30, 2009 as compared to the same period in 2008, due to the closure of this division.

YTD Analysis

YTD non-interest income (excluding realized and unrealized investment and asset gains and losses) totaled $541,000, a decrease of $481,000 or 47% from the same period of 2008.  There were $19,000 unrealized losses in trading securities; a decrease of $968,000 or 98% from $987,000 over the same period in 2008. Realized losses on the sale of investments were $531,000 for the first nine months of 2009 compared with losses of $14 million for the same period in 2008.  Gains on the sale of assets amounted to $364,000 for the nine months ending September 30, 2009 as compared to losses of $55,000 for the same period in 2008.

Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains or losses reported in any period will continue in the future.  Such gains or losses are not a factor in the computation of the Company’s efficiency ratio.

Service charges on deposit accounts and other service charges, commissions and fees decreased $170,000 to $503,000 from the same period in 2008.  Exchange fee income decreased $62,000 to $11,000 for the nine months ending September 30, 2009 as compared to the same period in 2008, reflecting fewer transactions and the inactivity of that division during the past few quarters.

Non-interest Expense

Quarterly Analysis

Exclusive of goodwill impairment charges, non-interest expense was $4.5 million and $3.8 million for the quarters ended September 30, 2009 and 2008, respectively, which represented an increase of approximately $617,000 or 16%. The increase was primarily due to OREO expenses posted during the quarter of $581,000.  All other areas of non-interest expenses declined for the third quarter of 2009 when compared to the same period of 2008 except for FDIC assessment increases and the costs of consultants to assist us in certain endeavors. Expense categories that decreased the most include salaries and benefit costs and occupancy expenses.  These decreases amounted to $798,000 and were offset by substantial increases noted in OREO expenses and other professional and regulatory assessment costs. The efficiency ratio was 172% and 692% for the quarters ended September 30, 2009 and 2008, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the quarter ended September 30, 2009 was $1.7 million, a decrease of $537,000 from the same quarter 2008.  The full time equivalent (FTE) staffing level is 79 at September 30, 2009 and was 102 as of September 30, 2008, a decrease of 23%.  For the quarter ended September 30, 2009, such salary costs approximated 1.19% of average earning assets, as compared to 1.58% for the same period in 2008. In addition, there were severance payments made during the first and second quarters of 2009 having to do with staff reductions.

Occupancy and equipment expense amounted to $421,000 for the quarter ended September 30, 2009, a decrease of $261,000 or 38% from $682,000 the same quarter in 2008.  The Company now has four Nevada banking offices, one banking office in California, and a data operations center.  Occupancy expenses for the quarter ended September 30, 2009 approximated 0.29% of average earning assets, as compared to 0.48% for the same period in 2008.

Accounting and legal costs amounted to $192,000 for the quarter ended September 30, 2009 an increase of $91,000 or 90% over the same period in 2008.  Legal and accounting costs for September 30, 2009 represent 0.13% of average earning assets compared with 0.07% for the same period during 2008, and are primarily comprised of audit and accounting costs, internal routines and controls reviews, and legal costs.

Other professional services expense totaled $357,000 and $41,000 at September 30, 2009 and 2008, respectively, an increase of $316,000 or 770% and represent additional costs incurred for consultants hired to assist in raising capital and amending the TARP application. Other professional service costs represent 0.25% of average earning assets compared with 0.03% for the same period in 2008.

An impairment charge to goodwill amounted to $26.9 million at September 30, 2008 which represented 18.9% of average earning assets, there was no corresponding charge during the third quarter of 2009.

The remainder of expenses which were not noted separately above amounted to $1.8 million and $816,000 at September 30, 2009 and 2008, respectively, a $984,000 increase or 121%.  For the quarter ended September 30, 2009 these other expenses represented 0.31% of average earning assets, as compared to 0.24% for the same period of 2008.

An increasing portion of non-interest expense has been the substantial increase in FDIC insurance assessments over the past three and nine month periods. For the quarter ended September 30, 2009 such costs were $223,000 as compared to $90,000 for the same period of 2008. During these periods, not only has the assessment percentage increased, but a one-time special assessment was imposed during the second quarter of 2009.

Table 3 sets forth the various non-interest income and expense items for the periods indicated.

YTD Analysis

Non-interest expense was $18 million during the nine months ended September 30, 2009 and $40 million (inclusive of goodwill impairment charges) for the YTD period ended September 30, 2008, respectively, which represented a decrease of approximately $22 million or 55%.  Salaries and employee benefits as well as occupancy costs decreased the most, while regulatory assessments and ORE expenses skyrocketed.  This salary and benefit decrease was almost $2 million which was overshadowed by increases in OREO expenses and regulatory assessment costs of $4 million. The efficiency ratio was 145% and 257% for the nine months ended September 30, 2009 and 2008, respectively.  For a description of the methodology we used to calculate the efficiency ratio, please see Note (a) to Table 3.

Salary and employee benefit expense for the nine months ended September 30, 2009 was $5.7 million, compared with $7.3 for the same period 2008.  For the nine months ended September 30, 2009, such salary costs approximated 1.38% of average earning assets, as compared to 1.70% for the same period in 2008.  Included in salaries and benefits for the nine months ending September 30, 2009 and 2008, there was $170,000 and $211,000 of share-based compensation, respectively.  The related tax benefit on share-based compensation was not material to either quarter.  These costs continue to be reflected in the Company’s Consolidated Statements of Operations although no economic benefit has been transmitted to the option holders.

Occupancy and equipment expense amounted to $1.7 million for the YTD period ended September 30, 2009, a decrease of $300,000 or 15% from the same period in 2008.  Occupancy expenses for the nine months ended September 30, 2009 approximated 0.41% of average earning assets, as compared to 0.47% for the same period in 2008.  The Company has closed five financial centers over the past year.

OREO costs amounted to $3 million for the nine months ending September 30, 2009 compared to $106,000 for the same period in 2008.  Such costs represent 0.78% of average earning assets for the YTD period ending September 30, 2009 compared with 0.02% for the same period in 2008.  FDIC insurance costs have risen dramatically over the past year, and are expected to substantially increase as a result of increases in coverage recently announced, during the rest of 2009.  Such costs were $1 million for the first nine months of 2009 as compared to $266,000 for the same period of 2008.

Other professional services expense totaled $683,000 and $174,000 at September 30, 2009 and 2008, respectively, an increase of $509,000 or 293%.  Other professional service costs are primarily comprised of consultant costs who are retained for an amended TARP application, TRUPS defeasance and M & A support.  These costs represent 0.17% of average earning assets for 2009 as compared with 0.04% for the same period in 2008.

Goodwill impairment charges for the nine month period ending September 30, 2009 were $3 million as compared to $27 million in 2008.

The remainder of expenses which were not separately noted can be found numerically represented in Table 3, where their relative comparisons to average earning asset ratios can be noted.  Non-interest expense was $18 million and $40 million for the YTD period ended September 30, 2009 and 2008, respectively, which represented a decrease of approximately $22 million or 55%.

Provision for Income Taxes

During the second quarter of 2009 the Company established a valuation allowance in the amount of $8 million due to the decreased likelihood of the future capture of deferred tax assets.  The Company reported a tax benefit of $5 million for the nine month period ending September 30, 2008.

Comprehensive Income (Loss)

Our available for sale investment portfolio had net unrealized losses of $506,000 at September 30, 2009 and $491,000 at December 31, 2008.  At September 30, 2009 the unrealized loss represented 0.6% of securities available for sale, which is included in comprehensive income.  Comprehensive income or loss differs from our net income during the respective periods as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale.  However, the change in value of our liabilities, which tend to fall in rising interest rate environments and rise in falling interest rate environments, is not included in “other comprehensive income”.  We quantify, monitor, and actively manage the interest rate risk of interest earning assets with interest bearing liabilities based on budgetary assumptions, anticipated balance sheet modifications and changes in rates earned and rates paid.  The Company believes that the comprehensive loss reported in the financial statements is due to changes in interest rates and does not reflect impairment in the quality of the securities contained in the investment portfolio, nor a permanent impairment in value.  However, as financial rates start to increase over the term based on expectations of future Federal Open Market Committee (FOMC) actions, and credit markets continue to change, it is entirely possible that the AFS investment portfolio could further depreciate in value over the remainder of the year.

Another component of comprehensive income is the result of the adoption of the “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (ASC 715-60-55) topic by the Company in 2006.  As part of the Company’s accounting for certain postretirement plans, there was recognition of a prior service cost which was anticipated to be amortized over an estimated eleven year life from the date of the Plan in 2005.  Subsequent to the forfeiture of all related postretirement plans, the remaining prior service cost was recovered during the first quarter of 2009, resulting in an increase to equity.

FINANCIAL CONDITION

Our consolidated total assets were $539 million and $556 million at September 30, 2009 and December 31, 2008, respectively.  Total average assets were $580 million and $633 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of 8%.

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

The current economic recession has also affected the rates of return on our investment portfolio, the relative values of municipal obligations, and the volume of overnight funds kept for exigencies.  As markets stabilize, perhaps we will have more faith in longer term investments that carry higher rates of return.

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

Securities and Other Earning Assets

Quarterly Analysis

The securities portfolio was $84 million at September 30, 2009 and averaged $84 million during the third quarter of 2009 as compared to $60 million and an average of $98 million in the third quarter of 2008.  The securities portfolio consists primarily of Mortgage-backed securities, Municipal securities and U.S. Government agency securities.  The average yield on investments was 2.40% for the quarter ended September 30, 2009 and 4.53% for the quarter ended September 30, 2008.  Securities available for sale had a net unrealized loss of $506,000 at September 30, 2009 as compared to the net unrealized loss of $491,000 at December 31, 2008.  These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to Stockholders’ equity.  Unrealized gains and losses are a component of “Comprehensive Income”.

At September 30, 2009 debt securities had an aggregate depreciation of about 0.6% from the Company’s amortized cost basis as compared to 1% at December 31, 2008.  In the available for sale portfolio thirty-seven securities have an unrealized loss as of September 30, 2009.  In nineteen of those securities the unrealized loss has exceeded one year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  Five corporate securities (bank pooled trust preferred securities) were written down in 2009.  Management determined that an OTTI existed due to the inactive market for these securities and, consequently, recorded a $1.3 million pre-tax impairment charge.  Regarding the remainder of the investment portfolio; as management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary, there are no declines in value that are not related to the current interest rate environment and there are no declines that may not be related to recent credit market turmoil.

Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rates.  The effective duration of the Bank’s investment securities portfolio at September 30, 2009 is 3.61, as compared with 3.63 as of September 30, 2008.  The change is primarily due to the relative volume of state, county and municipal securities with longer maturities, and changing money market conditions.  At December 31, 2008 the portfolio’s effective duration was 3.05.  The Company’s investment securities portfolio duration does not substantially differ from that of the Bank, since approximately 99% of the Company’s securities portfolio is held in the subsidiary bank.

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

The ratio of average total investments to average total assets was 28.4%, 16.9% and 17.4% at the quarter ended September 30, 2009, the year ended December 31, 2008 and the quarter ended September 30, 2008, respectively.

At September 30, 2009 the Company did not have an equity trading account while at September 30, 2008 such account was $84,000.

YTD Analysis

The securities portfolio, excluding trading securities was $84 million at September 30, 2009 and averaged $77 million during the first nine months of 2009 as compared to an average of $98 million in the first nine months of 2008.  The average yield on investments was 2.66% for the nine months ended September 30, 2009 and 5.11% for the same period ended September 30, 2008, which was bolstered by the preferential returns on the now defunct GSE’s.

The ratio of average total investments to average total assets was 22%, 17% and 17% at the nine months ended September 30, 2009, the year ended December 31, 2008 and the nine months ended September 30, 2008, respectively.

The Company had $83,000 in an equity trading portfolio at December 31, 2008 which was sold during the first quarter of 2009.  The sale of such portfolio resulted in a realized loss of $22,000 for the YTD period ending September 30, 2009.  Further, the Company reduced the carrying value of a limited market equity investment by $100,000 during the third quarter of 2009.

Loans

Quarterly Analysis

Gross loans including fair value loans amounted to $386 million at September 30, 2009, $440 million at December 31, 2008, and $454 million at September 30, 2008.  Total loans, before allowance for loan losses, averaged $405 million for the third quarter of 2009, a decrease of $53 million or 12% from the average amount of such loans during the third quarter of 2008.  With slowing economic activity in our local markets, loan growth has slowed as well.  Management believes it is unlikely that this will change during the rest of 2009.

As noted in Table 4 “Composition of the Loan Portfolio”, real estate construction loans amounted to $73 million and $114 million at September 30, 2009 and September 30, 2008, respectively.  These loans decreased $41 million or 36% from the amount of such loans at September 30, 2008.  Commercial construction loans decreased the most at $14 million followed by single family construction which decreased $11 million and the acquisition and development loans which declined $12 million.  These items taken together represents the majority of the decreases from September 30, 2008 balances.  The decreases in construction loans are due to payoffs, pay downs, general economic decline in the local, regional and national real estate markets, and conversion of such loans to OREO upon foreclosures.

The yield on average loans for the quarter ending September 30, 2009 was 5.37% as compared to 6.72% for the same period in 2008.  This one hundred thirty-five basis point deterioration in yield was due to rate decreases and the increased level of non-accrual loans.

Term real estate loans amounted to $241 million as of September 30, 2009 compared to $251 million for the quarter ending September 30, 2008, a decrease of $10 million or 4%. Single family residence term loans increased $4 million or 85% to $9 million compared to the first nine months of 2008 and represent the majority of the year to year increase, along with the $7 million or 57% increase in multi-family loans. Commercial term loans decreased $18 million or 7% to $226 million over the first nine months of 2008.

Commercial and industrial loans approximated $63 million and $80 million at September 30, 2009 and September 30, 2008, respectively.  Commercial and industrial loans decreased about $17 million or 21% over the balances at September 30, 2008.

Consumer loans were $8 million for both periods under review.

The ratio of average total loans to average total assets for the third quarter of 2009 was 68% and 73% at September 30, 2008.   The Company has thirty-seven non-accrual loans totaling $45.5 million as of September 30, 2009 with specific reserves of $5.7 million.  The Company had twenty-seven loans on non-accrual totaling $24 million as of December 31, 2008 and eighteen loans totaling $21.8 million for the period ending September 30, 2008.

In addition to the non-accrual loans the Company had eleven additional impaired loans with a value of $8.1 million with specific reserves of $1.3 million.  In addition to the non-accrual loans the Company had six impaired loans with a value of $900,000 with specific reserves of $144,000 for the nine months ending September 30, 2008. At September 30, 2009 total impaired loans had related allowances for loan and lease losses of $7 million. Loans are placed on non-accrual status when it becomes likely that the obligor may be unable to fully repay contracted principal and interest.  The security, or lack thereof, for any obligation of a borrower is not a factor in the determination of the time a particular loan may be found to be impaired, or when a related valuation allowance may be established.

YTD Analysis

Total loans, before allowance for loan losses, averaged $421 million for the first nine months of 2009, a decrease of $41 million or 9% from the average amount of such loans during the first nine months of 2008.

As acquisition and development and construction loans have had project completion over the past year, they have generally been termed out, thereby reducing construction loan totals and increasing term loan totals.  Those that have had cash flow interruptions have been placed on non-accrual status or have been foreclosed upon and contributed to the increase in reported OREO at September 30, 2009.

Overall, the loan portfolio has been shrinking due to programmed payments, loan payoffs, charge-offs and the moratorium on real estate lending set into place during late 2007.

The yield on average loans for the nine months ending September 30, 2009 was 5.94% as compared to 7.09% for the same period in 2008.  This one hundred and fifteen basis point deterioration in yield or 16% was largely due to rate decreases as noted in Table 2, as well as the level of non-performing assets.

The ratio of average total loans to average total assets for both nine month periods under review was 73%.

Nonperforming Assets

Nonperforming assets consists of nonperforming loans, (which do not include accruing loans 90 days or more overdue, none for all periods under review), other real estate owned, repossessed assets and certain securities available for sale.  The Company had 37 non-accrual loans totaling $45.5 million at September 30, 2009, and $18.4 million in OREO, therefore, non-performing assets (NPAs) totaled $64 million.  The Company had 27 non-accrual loans totaling $24 million and $2.2 million in OREO in December 31, 2008 for total NPAs of $26.2 million as compared to 18 non-accrual loans totaling $21.8 million and $2.9 million in OREO as of September 30, 2008, for a total of $24.7 million in NPAs.  The following table outlines the Company’s nonperforming assets as of September 30, 2009 and 2008.

	September 30, 2009		September 30, 2008
(dollars in thousands)	Balance	Estimated Inherent Loss	Balance	Estimated Inherent Loss
Non-performing loans
Commercial and revolving lines of credit	$14,338	$2,422	$3,990	$—
SBA guaranteed	293	44	620	40
Real Estate Construction	25,478	2,586	12,041	1,426
Real Estate Term	5,383	619	5147	—
Consumer	—	—	—	—
Total non-performing loans	45,492	5,671	21,798	1,466

Other impaired loans
Commercial and revolving lines of credit	519	403	180	58
SBA loans	119	7	434	87
Real Estate Construction	—	—	—	—
Real Estate Term	5,455	1,139	—	—
Consumer	—	—	—	—
Total accruing impaired loans	6,093	1,549	614	145

Total Impaired Loans	$51,585	$7,220	$22,412	$1,611

OREO

The Company has twenty-two properties in other real estate owned (“OREO”) totaling $18.4 million at September 30, 2009 as compared to $2.2 million at December 31, 2008 and $2.9 million at September 30, 2008.  For the nine months ending September 30, 2009 a net $16.2 million was added to OREO.  Property is placed in OREO at a value supported by current appraisals less the estimated total costs of disposal.  A descriptive listing of each property follows.

(dollars in thousands)

Date Placed in OREO	Description	Location	OREO Value
2/20/08	1.76 acre residential lot Pleasant Valley	Reno NV	$97
5/28/08	Partially developed 12.27 acre site with 41 residential paper lots	Jackson, CA	$1,760
3/13/09	6 finished condominium units	Reno, NV	$871
3/30/09	Subdivision of 25 mostly finished single family residence lots	Elk Grove, CA	$1,588
3/30/09	10 acre commercial parcel with 2 leased industrial buildings	Marysville, CA	$2,103
3/30/09	Finished lot for 8 unit condominium development	Sacramento, CA	$298
5/6/09	40 converted condominium units	Laguna West, CA	$588
5/22/09	3 commercial retail/office buildings (16525 sf)	Dixon, CA	$1,832
5/28/09	Commercial lot “S” (1 of 2) Lincoln Crossing Marketplace	Lincoln, CA	$340
5/28/09	Commercial lot “T” (2 of 2) Lincoln Crossing Marketplace	Lincoln, CA	$600
5/28/09	10 completed condominium units	Sacramento, CA	$1,767
6/19/09	Studio condominium	Reno, NV	$42
6/29/09	2000 sf warehouse/office	Minden, NV	$140
6/30/09	1540 sf Townehome	Reno, NV	$110
7/13/09	Residential lot	Reno, NV	$130
7/27/09	Retail Strip Center	North Highlands, CA	$894
8/5/09	1/3 Acre Res. Lot at Tahoe Donner	Truckee, CA	$233
8/24/09	2 Acre Commercial parcel	North Highlands, CA	$521
9/16/09	4.09 Acre Commercial Land	Chico, CA	$1,455
9/23/09	36.5 Acre Residential Land N. Vineyard Station	Sacramento, CA	$378
9/23/09	Retail/Office Bldg	Tahoe City, CA	$3,720
9/29/09	19 SFR lots in Somersett “SBE”	Reno, NV	$1,301

	OREO Valuation Allowance		$(2,368)

Total OREO at September 30, 2009			$18,400

Deposits

Total deposits were $485 million and $466 million as of September 30, 2009 and December 31, 2008 respectively, an increase of $19 million or 4%.  Core deposits (deposits excluding certificates of deposit greater than $100,000), have decreased about $40 million or 10% since December 31, 2008. At December 31, 2008 this amount included $131 million of brokered deposits while such deposits now total $72 million. At September 30, 2009 total deposits were $485 million, while core deposits were $342 million, and comprised 70% of total deposits.  The ratio of gross loans to deposits was 80% and 94% at September 30, 2009 and December 31, 2008, respectively.

Quarterly Analysis

Non-interest bearing deposits were $43 million at September 30, 2009, $52 million at December 31, 2008, and $53 million at September 30, 2008.  Average non-interest bearing deposits totaled $47 million during the third quarter of 2009, which represented 9% of average total deposits. This compares with $60 million and 13%, respectively for the third quarter of 2008.  Our non interest bearing deposit volumes have decreased as a result of the “flight to safety” of a number of our larger commercial account customers after the US Treasury disbursed billions of dollars to certain large banks now perceived as “too big to fail”.  It is likely that this condition may continue to exist for an extended period.  For non-interest bearing deposits for the 12 month period ending September 30, 2009, this is an average decrease of about 20% since last year.  Such accounts are now fully insured by the FDIC.

Interest bearing deposits were $441 million, $414 million and $408 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.  Average interest-bearing deposits were $464 million, an increase of approximately $69 million during the quarter ended September 30, 2009, as compared to the average of $395 million in interest-bearing deposits during the quarter ended September 30, 2008.  Such accounts are now guaranteed to $250,000 by the FDIC.

The cost of interest bearing deposits for the quarter ended September 30, 2009 was 3.27% as compared to 3.35% for the same period in 2008 or a decrease of 2%.  This eight basis point decrease in cost was the primary result of rate reductions, as noted in Table 2.

Included in the deposit categories above are public deposits, which averaged $1.6 million for the quarter ending September 30, 2009 and $8 million for the same period of 2008.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts, which we have reduced over the last year.

YTD Analysis

Average non-interest bearing deposits totaled $51 million during the first nine months of 2009, which represented 10% of average total deposits. This compares with $58 million and 13%, respectively for the first nine months of 2008.  This is a decrease of $7 million or 12% for non-interest bearing deposits for the YTD period ending September 30, 2009.

Average interest-bearing deposits were $447 million, an increase of approximately $54 million during the nine months ended September 30, 2009 or 14%, as compared to the average of $393 million in interest-bearing deposits during the same period ended September 30, 2008.

The cost of interest bearing deposits for the quarter ended September 30, 2009 was 3.30% as compared to 3.65% for the same period in 2008.  This thirty-five basis point decrease in cost was primarily rate decreases, as well as over-riding money market conditions

Included in the deposit categories above are public deposits, which averaged $1.9 million for the nine months ending September 30, 2009 and $8 million for the same period of 2008.  Public deposits include deposits received from state and local governments, school districts, and other public entities in our market area.  Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance to support such deposit accounts.  We have reduced our volume of public deposits over the past year and are likely to continue doing so.

In the current period, non-interest bearing deposit growth has been hard to attain. Previously, our local markets were besieged by credit unions and larger regional banks aggressively targeting customers with offers of free consumer and/or business accounts, as well as with relatively high short term interest rates on interest bearing deposits. However, unfavorable media attention surrounding community banking has precipitated a “flight to safety” seen in large “too big to fail” institutions. Management believes this may continue for an extended period of time.

Other Funding Sources

We use short-term and long-term borrowings to fund the growth of earning assets in excess of deposit growth.  Short-term borrowings, which include federal funds purchased and overnight FHLB advances, amounted to $25 million at September 30, 2009 and $22 million at December 31, 2008, respectively.  The Company has a Federal Home Loan Bank (FHLB) advance line of credit in the amount of $51 million which is predicated on the value of collateral held, and on September 30, 2009, the gross amount of all collateral was $51 million.  At September 30, 2009 the Company had $26 million of borrowing capacity from that source. The Bank has currently applied and been approved to borrow funds from the Federal Reserve Bank; however, we have not yet sent collateral in order to begin drawing funds.

Long term other borrowed funds includes FHLB term advances, subordinated debt, capital lease obligations and other debt with maturities greater than one year.  The Company had no FHLB long term advances, and $20.6 million in subordinated debt as of September 30, 2009 and $5.0 million and $20.6 million, respectively as of December 31, 2008.

The Company’s 1031 qualified intermediaries during their course of business may place exchange liability deposits with non-affiliated financial institutions.  There were no such deposits at September 30, 2009 and $208,000 at December 31, 2008. On September 30, 2009 there were no 1031 deposits at Nevada Security Bank and nearly $5 million at December 31, 2008, given that at the close of business on June 30, 2009 the Company no longer had an active 1031 division.

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

Off-Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $18.2 million at September 30, 2009 as compared to $34 million at December 31, 2008.  These commitments represented 5% and 8% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by letters-of-credit totaled $286,000 as of September 30, 2009 and $2 million at December 31, 2008.

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

As noted in Table 4, our real estate loan portfolio accounted for 82% of the total loan portfolio as of September 30, 2009 and 80% at December 31, 2008.  This portfolio consists primarily of loans secured by commercial property and construction and land development loans.

Commercial loans accounted for 16% of the total loan portfolio as of September 30, 2009 as compared to 18% at December 31, 2008.  Commercial loans are generally made to small and medium size businesses located within our market areas.  These loans are not concentrated in any particular industry, but reflect the economies of our market areas.  Commercial loans consist primarily of loans secured by various pieces of equipment or machinery and other corporate assets which may include real property.  There were no USDA purchased loans outstanding as of September 30, 2009, while at December 31, 2008 there was $858,000 outstanding.

Consumer loans have remained relatively constant at 2% of outstanding loans for all of the periods under review.

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

Interest Rate Risk

Interest rate risk, including mortgage prepayment risk, is by far the most significant non-credit risks to which we are exposed.  Interest rate risk is the sensitivity of income to changes in interest rates.  Changes in interest rates as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of revenue.  This risk arises directly from our core banking activities — lending and deposit gathering.  In addition to directly impacting net interest income, changes in the level of interest rates can also affect (i) the amount of loans originated and sold by us, (ii) the ability of borrowers to repay adjustable or variable rate loans, (iii) the average maturity of loans, (iv) the rate of amortization of premiums paid on securities, (v) the fair value of our saleable assets, (vi) the amount of unrealized gains and losses on securities available for sale, the volume of interest bearing non-maturity deposits and (vii) the early withdrawal likelihood of customer originated certificates of deposit.

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

Net cash used in operating activities, consisting primarily of the activities of securities and loans, was $21 million for the nine months ended September 30, 2009, as compared to $22 million provided by operating activities for the same period in 2008. The change in operating activities for 2009 was primarily due to the decrease in earnings, increases in OREO, the reduction of 1031 activity as a result of economic factors in local real estate markets and the forfeiture of the deferred compensation plans.

For the nine months ended September 30, 2009, the net cash provided by investing activities was $32 million, as compared to cash provided by financing of $19 million for the same period of 2008. The change in investing activities for 2009 was primarily due to securities and reflects a contraction in the loan portfolio, both due to the difficulties in the current economic environment.

Net cash provided by financing activities, was $13 million for the nine months ended September 30, 2009, as compared to cash used in financing activities of $26 million for the period ended September 30, 2008. This change from 2008 reflects greater deposit volumes.

As of September 30, 2009, non-pledged securities comprised about $31 million or 37% of our securities portfolio.  Other forms of balance sheet liquidity on that date include vault cash and balances due from banks which totaled $93 million.  In addition to the liquidity inherent in our balance sheet as noted above, we have off-balance-sheet liquidity in the form of lines of credit from the Federal Home Loan Bank of San Francisco, and a line in process at the Federal Reserve Bank.

As of September 30, 2009 the Company had about $103 million of immediately accessible liquidity, defined as cash that could be raised within 1-3 days through available cash, securities and borrowings.  This represented approximately 22% of total deposits and 65% of non-maturity deposits.  We believe that the level of our liquidity is sufficient to meet current and future funding requirements.

CAPITAL RESOURCES

At September 30, 2009, Stockholders’ equity amounted to $7 million or approximately 1% of total assets.  Capital guidelines issued by The Federal Deposit Insurance Corporation (FDIC) and Federal Reserve Board require us and our banking subsidiary to maintain certain ratios, as set forth in Table 6.  As indicated in such table, we do not currently exceed minimum regulatory capital requirements.

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

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The ability to obtain capital is dependent upon the capital markets, as well as the historical and expected performance of our Bank and Company.  Both our Bank and our Company are considered to be under capitalized at September 30, 2009.  As part of the consent order, which was entered into on June 29, 2009, there exist requirements that the Bank shall develop and adopt a capital plan within 45 days.  This plan calls for the maintenance of the Bank’s Tier 1 Capital equal to 8% of the Bank’s total assets within 90 days and 9% by year end.  Further, by September 27, 2009, the Bank shall have maintained risk based capital equal to 11.25% of total risk weighted assets and by December 31, 2009 the Bank shall maintain a total risk based capital ratio of 12%.  Our management is currently attempting to implement strategies to return to “well capitalized”.  There are, however, no events or conditions that, since the date of the Order though the filing of this document, have changed the Bank’s or the Company’s classification as under capitalized.

The Board of Directors, in responding to these financial challenges and increasing regulatory scrutiny, has initiated a number of strategies aimed at increasing capital, reducing lending exposures, increasing liquidity, strengthening earnings and evaluating various strategic options through the assistance of investment banking firms well known to our Company.

Such plans completed to date include, but are not limited to: 1) the forfeiture of retirement plan assets held by the Company for the benefit of certain senior personnel.  The reduction of the accrued liability enhanced first quarter earnings, contributing both liquidity as a result of the cash received upon liquidation of the assets, earnings for the year, and hence, capital; 2) the closure of under-performing branches and the concomitant reduction in staffing levels, positively affecting earnings by reducing operating costs; 3) shrinking the Bank by reducing the level of brokered deposits through cash flow provided by deposits, investments and loans; and 4) enhancing capital ratios by collection of loans, reduction of asset size and other activities appropriate to the economic conditions surrounding the Company.

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

As previously noted, under capital adequacy guidelines, the regulatory framework for prompt corrective action and the Order, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.   Our regulators have deemed us to be under capitalized and have placed constraints on our operating practices.  Those constraints include, but are not limited to, regulatory approval to accept brokered deposits, restrictions on capital distributions, expansion, asset growth, management changes, rates paid on deposits and other items.

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

•   None

ITEM 3:  Defaults Upon Senior Securities

•   not applicable.

ITEM 4:  Submission of Matters to a Vote of Security Holders

On July 29, 2009 the Annual Meeting of Shareholders was held.  Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for directorship as listed in the proxy statement, and all such nominees were duly elected pursuant to the vote of shareholders.  The directors noted below were elected to serve a one year term.  The votes tabulated were:

	Authority Given	Authority Withheld
Edward Allison	3,361,472	639,193
Robert Barone	3,350,776	649,889
Marybel Batjer	3,351,034	649,631
Keith Capurro	3,484,961	515,704
Edward Coppin	3,506,101	494,564
David A Funk	3,474,351	526,314
Harold Giomi	3,418,022	582,643
Jesse Haw	3,394,755	605,910

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

(1)           Data required for Earnings per Share, is provided in Note 7 to the condensed, consolidated financial statements in this report.

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

	For the Quarter Ended September 30,			For the Quarter Ended September 30,
	2009 (a),(b)			2008 (a),(b)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Fed Funds Sold & Int Bearing Deposits	$80,192	$54	0.27%	$2,552	$10	1.56%
Securities	83,726	953	4.52%	98,158	1,145	4.64%
Equity	3,865	6	0.62%	7,686	82	4.24%
Total Investments	167,783	1,013	2.40%	108,396	1,237	4.53%
Loans: (c)
Agriculture	0	—	0.00%	1,109	11	3.95%
Commercial	65,132	657	4.00%	78,895	1,224	6.17%
Real Estate Construction	80,989	577	2.83%	118,133	1,793	6.04%
Real Estate Term	250,074	4,160	6.60%	250,495	4,577	7.27%
Consumer	8,160	78	3.79%	7,662	116	6.02%
Credit Card and Overdraft Protection	303	8	10.47%	335	13	15.44%
Other	71	—	0.00%	1,258	—	0.00%
Total Loans	404,729	5,480	5.37%	457,887	7,734	6.72%
Total Earning Assets	572,512	6,493	4.50%	566,283	8,971	6.30%
Non-Earning Assets	19,245			58,552
Total Assets	$591,757			$624,835
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$10,161	$21	0.82%	$12,385	$18	0.58%
Savings Accounts	9,807	26	1.05%	26,205	101	1.53%
Money Market	145,332	931	2.54%	88,464	484	2.18%
IRA’s	10,523	87	3.28%	4,132	43	4.14%
Certificates of Deposit<$100,000	184,320	1,903	4.10%	199,608	2,123	4.23%
Certificates of Deposit>$100,000	104,155	856	3.26%	64,562	558	3.44%
Total Interest Bearing Deposits	464,298	3,824	3.27%	395,356	3,327	3.35%
Borrowed Funds:
Short term debt	44,408	103	0.92%	71,401	423	2.36%
Long term debt	20,619	158	3.04%	27,619	312	4.49%
Total Borrowed Funds	65,027	261	1.59%	99,020	735	2.95%
Total Interest Bearing Liabilities	529,325	4,085	3.06%	494,376	4,062	3.27%
Demand Deposits	46,904			60,150
Other Liabilities	(147)			6,982
Shareholders’ Equity	15,675			63,327
Total Liab & Shareholders’ Equity	$591,757			$624,835

Interest Rate Spread (d)			1.44%			3.03%

Interest Income/Earning Assets			4.50%			6.30%
Interest Expense/Earning Assets			2.83%			2.85%
Net Interest Income and Margin (e)		$2,408	1.67%		$4,909	3.45%

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

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2009 (a),(b)			2008 (a),(b)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Fed Funds Sold & Int Bearing Deposits	$48,402	$94	0.26%	$2,993	$47	2.10%
Securities	76,761	2,454	4.28%	98,068	3,887	5.29%
Equity	4,135	21	0.65%	7,314	214	3.91%
Total Investments	129,298	2,569	2.66%	108,375	4,148	5.11%
Loans: (c)
Agriculture	388	19	6.55%	1,022	1	0.13%
Commercial	69,546	2,886	5.55%	80,776	4,020	6.65%
Real Estate Construction	91,223	2,580	3.78%	132,934	6,921	6.95%
Real Estate Term	251,009	12,963	6.90%	239,264	13,226	7.38%
Consumer	8,235	231	3.75%	7,605	338	5.94%
Credit Card and Overdraft Protection	318	35	14.72%	318	36	15.12%
Other	415	—	0.00%	608	—	0.00%
Total Loans	421,134	18,714	5.94%	462,527	24,542	7.09%
Total Earning Assets	550,432	21,283	5.17%	570,902	28,690	6.71%
Non-Earning Assets	29,198			61,893
Total Assets	$579,630			$632,795
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$10,988	$41	0.50%	$12,317	$72	0.78%
Savings Accounts	12,117	70	0.77%	30,635	508	2.22%
Money Market	135,133	2,630	2.60%	93,621	1,806	2.58%
IRA’s	8,424	225	3.57%	4,091	134	4.38%
Certificates of Deposit<$100,000	194,072	5,757	3.97%	186,416	6,301	4.51%
Certificates of Deposit>$100,000	86,583	2,306	3.56%	65,469	1,919	3.92%
Total Interest Bearing Deposits	447,317	11,029	3.30%	392,549	10,740	3.65%
Borrowed Funds:
Short term debt	29,553	402	1.82%	75,122	1,467	2.61%
Long term debt	22,755	861	5.06%	27,725	1,008	4.86%
Total Borrowed Funds	52,308	1,263	3.23%	102,847	2,475	3.21%
Total Interest Bearing Liabilities	499,625	12,292	3.29%	495,396	13,215	3.56%
Demand Deposits	50,890			58,352
Other Liabilities	(966)			4,175
Shareholders’ Equity	30,081			74,872
Total Liab & Shareholders’ Equity	$579,630			$632,795

Interest Rate Spread (d)			1.88%			3.15%

Interest Income/Earning Assets			5.17%			6.71%
Interest Expense/Earning Assets			2.99%			3.09%
Net Interest Income and Margin (e)		$8,991	2.18%		$15,475	3.62%

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

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2009 vs. 2008				2009 vs. 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$304	$(9)	$(251)	$44	$710	$42	$(705)	$47
Securities	(168)	(30)	7	(191)	(841)	745	(1,335)	(1,431)
Equity	(41)	(73)	37	(77)	(93)	178	(280)	(195)
Total Investment Income	95	(112)	(207)	(224)	(224)	965	(2,320)	(1,579)

Loans:
Agriculture	—	—	—	—	(1)	(49)	68	18
Commerical	635	1	10	646	(557)	663	(1,240)	(1,134)
Real Estate Construction	32	(664)	(15)	(647)	(2,164)	3,147	(5,324)	(4,341)
Real Estate Term	2,003	167	197	2,367	647	856	(1,766)	(263)
Consumer	(4,428)	(2,190)	2,119	(4,499)	28	125	(260)	(107)
Credit Card and OD Protection	(111)	162	(156)	(105)	—	1	(2)	(1)
Other	(10)	(13)	10	(13)	—	—	—	—
Total Loan Income	(1,879)	(2,537)	2,165	(2,251)	(2,047)	4,743	(8,524)	(5,828)

Total Interest Income	(1,784)	(2,649)	1,958	(2,475)	(2,271)	5,708	(10,844)	(7,407)

Interest Expense
Interest Bearing Deposits:
Now Accounts	—	—	21	21	(8)	26	(49)	(31)
Savings	(4)	15	(3)	8	(306)	330	(462)	(438)
Money market	459	67	304	830	798	(18)	44	824
IRA’s	(426)	246	(217)	(397)	141	25	(75)	91
Certificates of deposit<$100M	1,875	(1)	(14)	1,860	258	764	(1,566)	(544)
Certificates of deposit>$100M	(1,015)	(487)	235	(1,267)	617	174	(404)	387
Total interest-bearing deposits	889	(160)	326	1,055	1,500	1,301	(2,512)	289

Borrowed Funds	423	(202)	(118)	103	(887)	443	(768)	(1,212)

Total interest expense	1,312	(362)	208	1,158	613	1,744	(3,280)	(923)

Net Interest Income	$(3,096)	$(2,287)	$1,750	$(3,633)	$(2,884)	$3,964	$(7,564)	$(6,484)

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

Table 3 - Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2009	% of Total	2008	% of Total	2009	% of Total	2008	% of Total
	(Dollars in thousands)
Other Operating Income
Service charges on deposit accounts	$168	27.05%	$178	-1.26%	$488	15.62%	$459	-3.28%
Other service charges, commissions and fees	12	1.93%	14	-0.10%	29	0.93%	35	-0.25%
Loan & ORE charges and fees	488	78.58%	47	-0.33%	454	14.53%	179	-1.28%
Income on bank owned life insurance	0	0.00%	91	-0.65%	27	0.86%	276	-1.97%
Exchange fee income	0	0.00%	15	-0.11%	11	0.35%	73	-0.52%
Unrealized gains (loss) on trading securities	0	0.00%	-802	5.69%	—	-0.67%	-987	7.04%
Unrealized (loss) on fair value loans	0	0.00%	0	0.00%	1	0.00%	1	-0.01%
(Loss)/gain on sale of assets	0	0.00%	-14	0.10%	-104	-3.26%	-55	0.39%
(Loss)/ Gain on the sale of investments	-47	-7.57%	-13,613	96.66%	-531	-16.35%	-13,996	99.86%
Gain on surrender of deferred compensation plan	0	0.00%	0	0.00%	2,750	88.00%	0	0.00%
Total non-interest income	621	100.00%	-14,084	100.00%	3,125	100.00%	-14,015	100.00%

As a percentage of average earning assets		0.44%		-12.47%		1.14%		-4.95%

Other Operating Expense:
Salaries and employee benefits	1,706	37.91%	2,243	7.28%	5,679	32.01%	7,272	18.22%
Occupancy costs	421	9.36%	682	2.21%	1,699	9.58%	1,988	4.98%
Advertising and marketing costs	101	2.24%	127	0.41%	357	2.01%	402	1.01%
Data processing costs	102	2.27%	132	0.43%	390	2.20%	390	0.98%
Deposit services costs	242	5.38%	21	0.07%	521	2.94%	583	1.46%
Accounting and legal costs	192	4.27%	101	0.33%	661	3.73%	801	2.01%
Goodwill impairment	0	0.00%	26,911	87.39%	2,653	14.95%	26,911	67.42%
OREO expenses	581	12.91%	43	0.14%	3,227	18.19%	106	0.27%
Other professional services	357	7.93%	41	0.13%	683	3.85%	174	0.44%
Regulatory assessment	223	4.96%	90	0.29%	1,003	5.65%	266	0.67%
Telephone & data communication	73	1.62%	79	0.26%	228	1.29%	279	0.70%
Loan servicing costs	32	0.71%	18	0.06%	33	0.19%	28	0.07%
Provision for undisb loan commitments	14	0.31%	-2	-0.01%	51	0.29%	-42	-0.11%
Postage	22	0.49%	26	0.08%	68	0.38%	83	0.21%
Directors fees	90	2.00%	59	0.19%	81	0.46%	219	0.55%
Travel and education services	34	0.76%	38	0.12%	110	0.62%	150	0.38%
Stationery and supplies	28	0.62%	45	0.15%	85	0.48%	126	0.32%
Other	282	6.27%	141	0.46%	213	1.20%	179	0.45%
Total non-interest expense	4,500	100.00%	30,794	100.00%	17,742	100.00%	39,915	100.00%

As a percentage of average earning assets		3.13%		26.68%		4.31%		9.35%
Net non-interest income/expense as a percentage of average earning assets		2.70%		38.88%		3.55%		12.63%

Efficiency ratio (a)		172.35%		691.69%		144.70%		257.33%

(a)  Represents non-interest expense as a percentage of net interest income and non-interest income  excluding realized securities gains and losses.

Table 4 - Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of		As of		As of
	September 30,		September 30,		December 31,
	2009 (1)		2008 (1)		2008 (1)
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
USDA Agriculture Loans	$—	0.00%	$1,103	0.24%	$858	0.19%

Commercial and Industrial
Revolving Lines of Credit	30,332	48.30%	46,287	10.21%	42,999	9.75%
Other Collateral	32,210	51.29%	34,207	7.54%	36,263	8.22%
Unsecured	8,588	13.68%	6,561	1.45%	7,580	1.72%
Participations	-8,326	-13.26%	-7,500	-1.65%	-8,479	-1.92%
Total Commerical and Industrial Loans	62,804	16.32%	79,555	17.54%	78,363	17.76%

Real Estate Construction:
Acquisition and Land	50,496	69.39%	62,005	13.67%	61,409	13.92%
Single Family Residences	4,197	5.77%	14,926	3.29%	14,262	3.23%
Multi-family	0	0.00%	2,603	0.57%	2,127	0.48%
Commerical	24,679	33.91%	38,591	8.51%	34,671	7.86%
Government Guaranteed	0	0.00%	4,325	0.95%	1,658	0.38%
Participations	-6,600	-9.07%	-8,950	-1.97%	-9,290	-2.11%
Total Real Estate Construction	72,772	18.91%	113,500	25.04%	104,837	23.76%

Real Estate Term:
Single Family Residences	8,672	3.60%	4,676	1.03%	5,405	1.23%
Multi-family	20,699	8.59%	13,199	2.91%	13,920	3.15%
Commerical	226,146	93.90%	243,763	53.75%	241,414	54.71%
Government Guaranteed	0	0.00%	2,226	0.49%	767	0.17%
Participations	-14,677	-6.09%	-12,746	-2.81%	-12,673	-2.87%
Total Real Estate Term	240,840	62.59%	251,118	55.37%	248,833	56.40%

Total Real Estate Loans	313,612	81.50%	364,618	80.40%	353,670	80.16%

Consumer Loans:
Consumer	1,517	18.06%	1,761	0.39%	1,757	0.40%
Home Equity Lines of Credit	6,509	77.48%	6,125	1.35%	6,107	1.38%
Credit Cards and Overdraft Protection	375	4.46%	333	0.07%	338	0.08%
Other	0	0.00%	8	0.00%	128	0.03%
Total Consumer Loans	8,401	2.18%	8,227	1.81%	8,330	1.89%

Total Loans, before allowance	384,817	100.00%	453,503	100.00%	441,221	100.00%

Less:
Allowance for Loan Losses	14,900	4.72%	7,198	1.59%	8,061
Net Loans	369,917		446,305		432,226

(1) Deferred fees and costs have been deducted from loan totals.

Table 5 - Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	For the Quarters Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)

Allowance at the beginning of the period	$16,163	$7,241	$8,061	$7,276

Charge-offs:
Agricultural	—	—	—	—
Commercial & industrial loans	1,487	—	1,588	98
Real estate construction	6,535	195	7,407	1,440
Real estate term	327	—	363	—
Consumer loans	229	—	1,072	2
Total Loans Charged-Off	8,578	195	10,430	1,540

Recoveries:
Agricultural	—	—	—	—
Commercial & industrial loans	—	2	10	5
Real estate construction	—	—	—	—
Real estate term	—	—	—	—
Consumer loans	—	—		17
Total Loans Recovered	—	2	10	22

Net loan charge offs	8,578	193	10,420	1,518

Provision charged to expense	7,315	150	17,259	1,440

Balance	$14,900	$7,198	$14,900	$7,198

Average loans outstanding during period *	$388,938	$457,887	$410,041	$462,527
Total loans outstanding at end of period *	$384,816	$453,503	$384,816	$453,503

* Deferred fees and costs have been deducted from loan totals

RATIOS
Net Charge-offs to Average Loans	2.21%	0.17%	2.54%	0.66%
Allowance for Loan Losses to Gross Loans at End of Period	3.87%	1.59%	3.87%	1.59%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	57.57%	2.68%	69.93%	21.09%
Net Loan Charge-offs to Provision for Loan Losses	117.27%	128.67%	60.37%	105.42%

Table 6 - Capital Adequacy - Risk-based Ratios

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2009
Total Capital to Risk Weighted Assets
The Bank Holdings	$6,574	3.44%	$28,221	8.00%	NA	NA
Nevada Security Bank	$24,199	7.65%	$43,052	8.00%	$53,814	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$13,148	1.72%	$25,195	4.00%	NA	NA
Nevada Security Bank	$29,021	6.38%	$23,547	4.00%	$35,321	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$13,148	1.04%	$25,195	4.00%	NA	NA
Nevada Security Bank	$29,021	4.11%	$23,547	4.00%	$29,434	5.00%

June 30, 2009
Total Capital to Risk Weighted Assets
The Bank Holdings	$55,889	9.77%	$40,095	8.00%	NA	NA
Nevada Security Bank	$36,634	8.84%	$33,153	8.00%	$51,860	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$38,671	6.76%	$27,736	4.00%	NA	NA
Nevada Security Bank	$31,330	7.56%	$16,576	4.00%	$31,116	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$27,744	4.85%	$22,969	4.00%	NA	NA
Nevada Security Bank	$31,626	5.53%	$22,876	4.00%	$31,112	5.00%

March 31, 2009
Total Capital to Risk Weighted Assets
The Bank Holdings	$52,561	11.37%	$36,974	8.00%	NA	NA
Nevada Security Bank	$51,446	11.33%	$36,311	8.00%	$45,389	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$46,258	10.01%	$18,487	4.00%	NA	NA
Nevada Security Bank	$45,143	9.95%	$18,156	4.00%	$27,233	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$45,258	7.64%	$24,223	4.00%	NA	NA
Nevada Security Bank	$45,143	8.04%	$22,452	4.00%	$28,065	5.00%

December 31, 2008
Total Capital to Risk Weighted Assets
The Bank Holdings	$56,248	11.63%	$38,694	8.00%	NA	NA
Nevada Security Bank	$50,450	10.58%	$38,140	8.00%	$47,676	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$50,269	10.39%	$19,347	4.00%	NA	NA
Nevada Security Bank	$44,471	9.33%	$19,070	4.00%	$28,605	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$50,269	8.89%	$22,621	4.00%	NA	NA
Nevada Security Bank	$44,471	7.94%	$22,413	4.00%	$28,016	5.00%

Table 7 -QUARTERLY DATA (UNAUDITED)

(Dollars in thousands)

	2009			2008
	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$6,493	$6,844	$7,946	$8,136	$8,971	$9,411	$10,308
Interest Expense	4,085	4,209	3,997	4,275	4,062	4,170	4,983
Net interest income	2,408	2,635	3,949	3,861	4,909	5,241	5,325

Provision for Loan Losses	7,315	7,660	2,284	2,585	150	1,140	150
Net interest income after Provision for Loan Losses	(4,907)	(5,025)	1,665	1,276	4,759	4,101	5,175

Non-interest income	621	(297)	2,801	(1,299)	(14,084)	151	(82)
Non-interest expenses	4,500	9,312	3,929	4,495	30,794	4,535	4,586
	.
Income (Loss) before taxes	(8,787)	(14,634)	537	(4,518)	(40,119)	(283)	507

Income/(losses) attributable to Minority Shareholders	—	—	—	—		—	—

Provision (Benefit) for taxes	—	7,546	703	(1,645)	(5,073)	(308)	(2)

Net Income (Loss)	$(8,787)	$(22,180)	$(166)	$(2,873)	$(35,046)	$25	$509

Other Comprehensive income (loss), unrealized gains/losses on securities available-for-sale	832	(1,337)	(517)	(617)	791	(510)	(155)

Comprehensive Income (Loss)	$(10,608)	$(23,517)	$(683)	$(3,490)	$(34,255)	$(485)	$354

Earnings (loss) per common share:
Basic	$(1.97)	$(3.83)	$(0.03)	$(0.50)	$(6.01)	$0.00	$0.09
Diluted	$(1.97)	$(3.83)	$(0.03)	$(0.50)	$(6.01)	$0.00	$0.09

Table 8 - Operating Segment Information

Segment information is divided into the Parent, Bank and non-bank segments.  Non-bank segments includes the Company’s 1031 qualified intermediary companies.

	For the Nine Months Ending					For the Nine Months Ending
Condensed Income Statement	September 30, 2009					September 30, 2008
(in thousands - unaudited)	Bank	1031	Parent	Eliminations	Consolidated	Bank	1031	Parent	Eliminations	Consolidated
Interest Income	$21,293	$49	$(10)	$(49)	$21,283	$28,278	$558	$398	$(544)	$28,690
Interest Expense	11,806	(0)	535	(49)	12,292	12,673	310	776	(544)	13,215
Provision for Loan Losses	17,259	—	—	—	17,259	1,440	—	—		1,440
Non-interest Income	3,092	11	22	—	3,126	(7,999)	64	(6,080)		(14,015)
Non-interest Expense	16,716	204	821	—	17,741	27,935	772	11,208		39,915
Net Income/(Loss) before taxes and other	(21,396)	(144)	(1,344)	—	(22,884)	(21,769)	(460)	(17,666)	—	(39,895)

Income/(Loss) attributable to minority shareholders	—	—	—	—	—	—	—	—		—
Income Taxes/(Benefit)	6,804	21	1,424	—	8,249	(2,518)	(169)	(2,696)		(5,383)

NET INCOME/(LOSS)	$(28,200)	$(165)	$(2,767)	$—	$(31,133)	$(19,251)	$(291)	$(14,970)	$—	$(34,512)

Statement of Condition

ASSETS
Cash and Due from Banks	$50,191	$6	$1,179	$(1,185)	$50,191	$6,138	$7,748	$77	$(7,616)	$6,347
Investments
Investments in subsidiaries	—	—	25,110	(25,110)	—	—	—	52,868	(52,868)	—
Investment Portfolio	86,703	—	914	—	87,617	69,781	692	2,851		73,324
Loans (net)	369,916	—	—	—	369,916	446,305	—	—		446,305
Fixed Assets	6,762	—	88	—	6,850	6,711	68	118		6,897
Intangibles	1,406	—	—	—	1,406	4,139	—	—	—	4,139
Other Assets	23,165	—	9	—	23,174	19,035	70	2,152	(53)	21,204
Total Assets	$538,143	$6	$27,300	$(26,295)	$539,154	$552,109	$8,578	$58,066	$(60,537)	$558,216

LIABILITIES
Deposits	486,064	—	—	(1,185)	484,879	461,332	—	—	(299)	461,033
Borrowing	25,060	—	20,619	—	45,679	34,500	—	20,619		55,119
Other Liabilities	845	—	276	—	1,121	3,798	8,189	(2,183)	(7,370)	2,434
Total Liabilities	511,969	—	20,895	(1,185)	531,679	499,630	8,189	18,436	(7,669)	518,586

Stockholders’ equity	26,175	6	6,405	(25,110)	7,475	52,479	389	39,630	(52,868)	39,630

Total Liabilities and Stockholders’ Equity	$538,144	$6	$27,300	$(26,295)	$539,154	$552,109	$8,578	$58,066	$(60,537)	$558,216

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK HOLDINGS

Date:	November 16, 2009	by:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

Date:	November 16, 2009	by:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and accounting officer)