Form 10-K
period 2009-12-31
BANK HOLDINGS
filed 2010-04-15
CIK 1234383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 000-50645

THE BANK HOLDINGS

(Exact name of Registrant as specified in its charter)

NEVADA	90-0071778
State of Incorporation	IRS Employer Identification No

Address of principal executive offices:  9990 Double R Boulevard, Reno, Nevada 89521

Registrant’s telephone number, including area code:  775-853-8600

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $0.01 Par Value
Securities registered pursuant to Section 12(g) of the Act:	Not Applicable
Name of Each Exchange on Which Registered:	Over-The-Counter Bulletin Board (OTCBB)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One)

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

For the year ending December 31, 2009 the Registrant’s revenues were $28,703,000.  As of June 30, 2009 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non — affiliates of the Registrant was approximately $2.9 million based on the OTCBB closing price on that date of $0.70 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.  The number of shares of Common Stock of the registrant outstanding as of February 26, 2010 was 5,794,179 par value $0.01.

Documents Incorporated by Reference:

None

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

In 2006, the Company acquired two qualified intermediary (the “QI”) companies, Rocky Mountain 1031 Exchange (formerly known as Big Sky Property Exchange) and Granite Exchange, Inc., which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  Rocky Mountain Exchange is currently inactive and the Company sold Granite Exchange effective June 30, 2009.  As of December 31, 2009, only the Rocky Mountain 1031 Exchange subsidiary is consolidated on the Company’s books.

The Company’s other direct subsidiaries are The Bank Holdings Statutory Trust I, a Connecticut statutory trust which was formed in November, 2005 solely to facilitate the issuance of variable rate capital trust pass through securities, and NNB Holdings Statutory Trust I, which was formed in June 2005 as a subsidiary of NNB Holdings, Inc. and was acquired by the Company in the merger with NNB Holdings, Inc.  NNB Holdings Statutory Trust I is a Delaware Statutory Trust also formed to facilitate the issuance of capital trust pass through securities.  The additional regulatory capital generated through the securities previously enabled the Company to follow previously established expansion plans without an impairment of risk-based capital ratios.  The Bank Holdings Statutory Trust I and NNB Holdings Statutory Trust I are not reflected on a consolidated basis in the financial statements of the Company.

At December 31, 2009 The Bank Holdings and its inactive QI subsidiary have no full or part-time employees who were not also employees of Nevada Security Bank.  The Company exists primarily for the purpose of holding the stock of the Bank and of other such subsidiaries it may acquire or establish.  References herein to the “Company” include the Company and its consolidated subsidiaries, unless the context indicates otherwise.

The Company’s stock is traded over the counter under the symbol TBHS.  The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”).  The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s common stock and short-swing profits rules promulgated by the SEC under Section 14 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

On September 18 2009, The Bank Holdings, the holding company for Nevada Security Bank, gave formal written notice to the NASDAQ Stock Market (“NASDAQ”) of the Company’s intention to voluntarily delist its common stock from the NASDAQ Capital Market.  The Board of Directors of The Bank Holdings voted to take this action on September 10, 2009.  At that time, the Board was aware that its minimum bid price had remained below the limits of NASDAQ for a period of time greater than that allowed under the NASDAQ Listing Rule 5550(a)(2).  On September 15, 2009, the Company received notice from NASDAQ of this fact and that its shares would be delisted by NASDAQ if it did not regain compliance within a 180 day grace period.  As the Company had already determined it to be in its best interest to voluntarily delist prior to receiving the letter, it proceeded to notify NASDAQ of its decision, which it did on September 18, 2009, and it will not seek to regain compliance with the NASDAQ Listing Rule.

Historically the Company’s strategy has been to profitably grow its business through internal growth and selective acquisitions.  During 2009 and forward into 2010, however, our strategy is one of retrenchment, consolidation, monitoring credit quality and weathering the financial storm that has roiled the financial markets locally, regionally and nationwide.  At December 31, 2009, the Company had consolidated assets of $497 million, gross loans of $357 million, deposits of $481 million and deficit shareholders equity of $6 million.

The Company’s principal sources of income are from interest earning assets held in portfolio, as well as dividends from the Bank, which are currently restricted, and the income from the qualified intermediary company, which is currently inactive.  The Company intends to explore supplemental sources of income in the future.  The Company’s website is www.thebankholdings.com.

During 2009 the Bank and the Company were placed under regulatory orders by the FDIC and FRB, respectively.  Under the FDIC order, the Bank was mandated to submit a capital restoration plan, and certain restrictions were placed on asset growth, acquisitions, new activities, and new branches.  Further restrictions applied to the payment of dividends or management fees, or making any other capital distributions.  The FRB order mimics to a great extent the FDIC action.  However, additional restrictions are placed on management or Board changes, payments of principal or interest on trust preferred securities, and purchase or redemption of any shares of its stock.  Copies of both actions are available within Current Reports on Form 8-K previously filed with the SEC.

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

The 1031 Division

During March 2006, the Federal Reserve Board approved the Company’s acquisition of Rocky Mountain 1031 Exchange (formerly Big Sky Property Exchange) of Bozeman, Montana, which was closed July 31, 2008 and Granite Exchange Inc., of Roseville, California which was sold on June 30, 2009.  These companies are qualified intermediaries under Section 1031 of the Internal Revenue Code.

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

The Company, through its 1031 Division, places funds that may be generated from such transactions in the subsidiary bank or in other financial institutions where at least a portion of such funds are guaranteed by FDIC insurance.  Such funds are of a short term (less than 180 days until maturity) nature and are traditionally characterized as savings or money market deposits. Currently, Rocky Mountain 1031 Exchange is inactive.

The Bank

Nevada Security Bank

Nevada Security Bank was incorporated under the laws of the State of Nevada on February 26, 2001 and was licensed by the Nevada Commissioner of Financial Institutions, and commenced operations as a Nevada state-chartered bank on December 27, 2001.  The Bank’s website is: www.nevadasecuritybank.com.

Nevada Security Bank (“NSB”) operates from its head office in Reno, Nevada.  Additional Reno branches are Moana and MaeAnne.  The Bank also has a branch office in Incline Village, Nevada as well as in Roseville, California.  Incline Village is located on the north shore of Lake Tahoe, Nevada, approximately 25 miles south of Reno, Nevada.  Roseville is located in the Sacramento, California environs about 124 miles southwest of Reno, Nevada. This California branch is separately branded as Silverado Bank, a division of NSB.  Silverado Bank also focuses on government guaranteed loans through the Small Business Administration or SBA.  The addresses of our locations are as follows:

Northern Nevada

Main Office:	9990 Double R Boulevard	Incline Village:	910 Tahoe Boulevard, Suite 101
	Reno, Nevada 98521		Incline Village, Nevada 89451
	(775) 853-8600		(775) 832-8100
	Date of opening: 12/27/2001		Date of opening: 3/6/2002

MaeAnne Reno:	1680 Robb Drive	Operations Center Reno:	5450 Riggins Court #5
	Reno, Nevada 89523		Reno, Nevada 89502
	(775) 746-9800		(775) 689-6575
	Date of opening: 10/11/2004		Date of Opening: 8/11/2000

Moana Reno:	3490 So. Virginia St.
Reno, Nevada 89502
(775) 689-6555
Date of Opening: 10/23/2000

Northern California

Roseville:	2270 Douglas Blvd., Ste 220
Roseville, California 95661-4239
(916) 787-1900
Date of opening: 3/18/2005

As an independent community oriented commercial bank, Nevada Security Bank offers a full range of consumer and commercial banking services primarily to the business and professional community and individuals located in two primary areas: Washoe and Douglas Counties in Nevada and Placer and Sacramento Counties in California.  Nevada Security Bank has a full complement of lending activities, including commercial and industrial, real estate construction, real estate mortgage, as well as agricultural and consumer loans with particular emphasis on short and medium-term obligations.  Nevada Security Bank’s loan portfolio is not concentrated in any one industry, although approximately 80% of Nevada Security Bank’s loans are secured by real estate which has not significantly changed over the past three years.  A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate.

As of December 31, 2009, the principal areas in which we directed our lending activities and the percentage of our total loan portfolio for which each of those areas was responsible were as follows: (i) loans secured by real estate 82%; (ii) commercial and industrial (including USDA) loans, 16.0%; and (iii) consumer loans 2%.  See Appendix 6 for further information.

Nevada Security Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, health savings accounts, interest-bearing negotiable order of withdrawal accounts, money market accounts and time certificates of deposit.  Most of Nevada Security Bank’s deposits are attracted from individuals and from small and medium-sized business-related sources.  Its deposits are insured under the Federal Deposit Insurance Act up to applicable limits and subject to regulations by the FDIC.  The Bank is subject to periodic examinations of its operations and verification of compliance with applicable laws and regulations issued by the FDIC and the Nevada Financial Institutions Division.

As of December 31, 2009 the Bank had 10,327 deposit accounts with balances totaling approximately $481 million, and as of December 31, 2008 there were reported 9,431 deposit accounts with balances totaling approximately $466 million, compared to 7,512 deposit accounts with balances totaling approximately $451 million at December 31, 2007.  We attract deposits through our customer oriented product mix, competitive pricing, and convenient locations where all are provided with the highest level of customer service.  Further, we offer shared ATM and point-of-sale (POS) networks to allow customer access to national and international funds transfer networks, as well as remote capture devices to speed customer deposit funding efficiency.

In addition to the loan and deposit services, Nevada Security Bank also offers a wide range of specialized services designed to attract and meet the needs of commercial customers and personal account holders.  These services include cashiers’ checks, travelers’ checks and foreign drafts.  Nevada Security Bank does not operate a trust department; however, it had, prior to December 31, 2009, made an arrangement with a private trust company to offer trust services to its customers on request.  Such services are now referred to correspondent banks.  Most of Nevada Security Bank’s business originates from within Washoe and Douglas Counties and Carson City, Nevada; however, Placer County and the other five counties which comprise the Sacramento, California Standard Metropolitan Statistical Area (SMSA) provide a substantial source of additional business through Silverado Bank, a division of Nevada Security Bank. Neither Nevada Security Bank’s business nor liquidity is seasonal, and there have been no material effects upon Nevada Security Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

The Company

The Company has not engaged in any material research activities relating to the development of new products or services during the last two fiscal years; however, a substantial investment of time and intellectual capital has been directed to the improvement of existing Bank services during the last twenty-four months.  Further, the officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, among which are convenience checking, online accounts opening, electronic lock-box and more comprehensive electronic banking capabilities (such as mobile banking) to enable the Bank to retain and improve its competitive position in its service areas.  For example, the Bank implemented remote deposit capture and has grown the business to over 40 customers.  Other alternatives for future electronic banking delivery systems are currently being evaluated in an effort to keep pace with evolving technology and to continue to provide superior service to our customer constituencies.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or cities in which we conduct business), franchises or concessions.  We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor are a material portion of our loans concentrated within a single industry or group of related industries except as noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The amounts expended in compliance with new government and regulatory initiatives have substantially increased over the past few years, and the amount specifically related to Sarbanes-Oxley Section 404 compliance did moderate during 2009 as a result of the implementation schedule and our heavy involvement in compliance during the prior two years.

Our mission is to be an organization of excellence by:

·                  Providing quality banking products and services offered personally and professionally;

·                  Committing our resources, energy and leadership to our communities;

·                  Creating value for our shareholders;

·                  Conducting our business with integrity and respect for all; and

·                  Fulfilling potential opportunities for growth and development.

Prior to 2009 our business strategy was to increase shareholder and franchise value by continuing to expand our geographic footprint through new branches, regional and/or loan production offices, and/or strategic acquisitions as they would become available.

However, as a result of severe reductions in economic activity in our markets during 2008 and 2009 which has continued into 2010 we have concentrated on shoring up the viability of our banking franchise.  We will strive to achieve this goal with our core group of experienced bankers, meeting the re-defined needs of our constituent shareholder, customer, and employee groups.

Further, during these difficult times we expect to refine and redefine our asset and liability portfolios, increase our rate of return on assets as the economic cycle changes, and improve our efficiency ratio as we gain greater leverage from our knowledge base, personnel, and economic capital.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines establishing safety and soundness standards for all insured depository institutions.  Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure.  In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and may institute enforcement proceedings if an acceptable compliance plan is not submitted.  The Bank’s regulators believe the Bank has failed to meet these standards, and the Bank has entered into formal agreements with the FDIC and NFID.

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

Nevada Security Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are much larger than Nevada Security Bank.  As of June 30, 2009, the most recent date for which data is available from the FDIC, there were 93 banking offices, including 57 offices of three major chain banks (Bank of America, US Bank and Wells Fargo), operating within Nevada Security Bank’s primary market area in Washoe County.  These three major chain banks were reported to hold 64% of the deposits in Washoe County at June 30, 2009 exclusive of Charles Schwab Bank NA which holds 82% or $31 billion of the county’s reported total deposits of $38 billion.  At June 30, 2008 Schwab held $20 billion of the county’s total reported deposits of $27 billion. Realistically, Schwab Bank is an accumulator of funds for the related brokerage firm, and locally reported deposits are not generated from a local customer base.  Nevada Security Bank’s share of the local market at that date was reported to be 1.21% of the county’s $38 billion deposit base (6.73% exclusive of Schwab), as compared to 1.46% of the county’s $27 billion deposit base on June 30, 2008 (5.74% exclusive of Schwab), and compared to 2.34% of the county’s $19 billion deposit base at June 30, 2007.  Of the $19.2 billion increase in the county’s deposit base between June 30, 2007 and 2009, $19.5 billion or 1101% was represented by the Schwab office.

There has been increased competition for deposit and loan business over the last several years as a result of deregulation.  Many of the major commercial banks operating in Nevada Security Bank’s market areas offer certain services, such as trust and international banking services, which Nevada Security Bank does not offer directly.  Additionally, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.  At December 31, 2009, the legal lending limit for Nevada Security Bank was approximately $3 million.

To a great extent, the super-regional state banks and multi-state nationally diverse chain banks also have the advantage of geographically diffused name recognition and may actively pursue wide-ranging advertising campaigns and branding tactics, which are not available to a local community institution due to economies of scale.

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

In order to compete with the other financial institutions in its principal marketing areas, Nevada Security Bank relies principally upon local marketing and promotional activities, personal contacts by its officers, directors and employees, and close connections within its communities.  Over the past year, however, the effects of such activities have been somewhat muted by our continuing efforts to “right-size” the organization and meet the requirements of regulatory actions previously noted.

The Bank primarily targets its general commercial banking services to businesses, professional concerns, developers and individuals residing in or doing business in the greater Reno and Incline Village communities in northern Nevada, and the Roseville community in northern California.  As an independent community bank, management emphasizes quality service, efficiency and personal attention to the needs of its customers.  The Bank’s wide range of deposit accounts is designed to attract businesses, professionals and individuals as depositors.  Management has hired competent and professional banking staff in its branches to focus on the financial needs of its customers, and various promotional opportunities have been made available to customers through newspaper advertising and flyers, brochures, and other media.

The Bank’s full complement of lending products includes commercial lines of credit and term loans, credit lines to individuals, checking overdraft credit lines, commercial loans, SBA loans, equipment loans, accounts receivable financing and real estate and construction loans. Consumer loans offered include auto loans, home improvement loans, and home equity lines of credit.  To accommodate borrowers with loan requests which exceed the Bank’s legal lending limit, the Bank has established participation arrangements with correspondent banks to facilitate approval and funding.  The Bank does not pursue subprime lending opportunities.  Management has hired a professional lending staff comprised of numerous commercial and real estate lenders with substantial years of knowledge and expertise in the northern Nevada and northern California markets.  These individuals have experience in consumer, real estate and commercial lending, in addition to current knowledge of government lending programs, and all areas of deposit management facilities.  When competing one-on-one with regional, national, or multi-national banks, we feel our strength lies in our capabilities at the individual level.

The Bank offers other services including an internet banking alternative, cash management, remote deposit capture, credit cards, wire transfers, ATM networks, night depository facilities, safe deposit boxes, etc.  All services stress convenient, personal attention and efficient, timely presentation for the Bank’s clientele base.  In certain instances, we can also make available certain services from correspondent banks, while we also provide technological alternative delivery channels available through our website and personal attention from our attentive and capable staff.

The Bank’s Board of Directors, management and staff are active in local civic, charitable and community organizations and events, soliciting business referrals and generating additional business opportunities for the Bank.  The Bank relies on its independent status, flexibility and timely response to provide greater personal service to customers.  The Bank emphasizes personal contacts with potential customers by management, the Board of Directors and staff to develop local promotional activities and to develop specialized or streamlined services.  The Bank prides itself on being a local bank for local people and businesses.  Being a community bank means more than just being open for business.

Employees

As of December 31, 2009, the Company had 78 employees, all of which were employed by Nevada Security Bank. On a full-time equivalent basis, the Company’s staff level was 76 at December 31, 2009, as compared to 99 at December 31, 2008 and 118 at December 31, 2007.  Staff has been reduced through attrition during the past two years, a circumstance that may continue during 2010.  None of our employees is represented by a union or covered by a collective bargaining agreement.  Management of the Company believes its employee relations are satisfactory.

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

Both the Company and the Bank are operating under regulatory sanctions, which have been noted in Current Reports on Form 8-K filed with the SEC.  These directives are more fully detailed in Note 1, Going Concern and Regulatory Actions reflected later in this document.

The Company

The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which require the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”).  The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s Common Stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

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

The Company, its qualified intermediary exchange company and Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act.  This means, for example, that there are limitations on loans by the Bank to affiliates and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.

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

The Bank

As a Nevada state-chartered bank whose interest bearing accounts are insured by the FDIC up to a maximum of $250,000 per depositor and whose demand accounts and interest bearing checking accounts are fully insured by the FDIC if they are being paid an interest rate less than 0.50% under statute until June 30, 2010, the Bank is subject to regulation, supervision and regular examination by the Nevada Financial Institutions Division (the “FID”) and the FDIC.  In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board.  The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.  Supervision, legal action and examination of the Bank by the FID and FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities.  As a result, the Bank’s performance is greatly influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to stimulate growth and combat recession) by its open market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and interest rates paid on deposits.  The nature and impact of changes in monetary policies over the past two years have been major and unprecedented.  The nature of any future changes in monetary policies, given the base volatilities of current international and national economies, is uncertain and cannot be reasonably predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy.  The Bank and the Company at December 31, 2009 did not meet regulatory minimums.  Those regulations incorporate both risk-based and leverage capital requirements.  Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies they regulate, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital, and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The following items are defined as core capital elements:  (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interest in the equity of consolidated subsidiaries.  Supplementary capital elements include:  (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2009 the Bank was “significantly undercapitalized” by regulatory standards with a total Risk Based Capital Ratio of 4.37% and a Tier 1 Risk Based Capital Ratio of 3.10%.  As of December 31, 2008 and 2007, the Bank was “well-capitalized” by regulatory standards and the Bank’s Total Risk-Based Capital ratios were 10.58% and 10.97%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.33% and 9.71%, respectively.

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business).  The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.  Additionally, the risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy.  Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from movements in interest rates.  While interest rate risk is inherent in a bank’s role as financial intermediary, it introduces volatility to earnings and to the economic value of the organization.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement risk-based capital guidelines.  Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans; federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant.  The Bank’s Tier 1 Capital to Average Assets (Leverage Capital Ratio) was 2.28% at December 31, 2009 and the Company’s Leverage Ratio was (0.09)%; neither of these ratios currently meet minimum regulatory standards.  The Bank was “significantly undercapitalized” and the Company was “critically undercapitalized” at December 31, 2009.   The Bank’s Tier 1 ratio was 7.94% and 8.60% on December 31, 2008 and 2007 respectively, while the Company’s leverage capital ratio was 8.89%, and 10.39% at December 31, 2008 and 2007.  Both of these latter ratios exceeded regulatory minimums.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.  Risk based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories:  “well-capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4% or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; and Leverage Ratio of less than 4% or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; and Leverage Ratio of less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%).  A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

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

The FDIC regulations also implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk category.  Under this system, the FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Within the lowest risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings and certain financial ratios (for most institutions) and long-term debt issuer ratings (for large institutions that have such a rating).

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

For the year ended December 31, 2009, the base assessment rates (expressed as cents per $100 of deposits) were as follows:

April 1, 2009 - Present

Below is the rate schedule effective April 1, 2009. Expressed as cents per $100 of deposits, these rates apply beginning with the invoice paid on September 30, 2009.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial Base Assessment Rate	12 – 16	22	32	45
Unsecured Debt Adjustment (added)	-5 to 0	-5 to 0	-5 to 0	-5 to 0
Secured Liability Adjustment (added)	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	7 to 24.0	17 to 43.0	27 to 58.0	40 to 77.5

Risk Category I -	Well Capitalized with generally a CAMELS composite of 1 or 2
Risk Category II -	Well Capitalized with generally a CAMELS composite of 3; or Adequately Capitalized with generally a CAMELS composite of 1, 2, or 3
Risk Category III -	Well or Adequately Capitalized with generally a CAMELS composite of 4 or 5; or Under Capitalized with generally a CAMELS composite of 1, 2, or 3
Risk Category IV -	Under Capitalized with generally a CAMELS composite of 4 or 5

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

Key Provisions Pertaining to Risk-Based Assessments

On February 27, 2009, the FDIC: (1) adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; and (2) due to extraordinary circumstances, extended the time within which the reserve ratio must be returned to 1.15 percent from five to seven years. Also on February 27, 2009 the FDIC Board of Directors adopted an interim rule that imposed a special assessment of 20 basis points for all insured institutions, and implemented changes to the risk-based assessment system adopted in December.  The special assessment was calculated for the quarter ending June 30, 2009 and was collected on September 30, 2009.  The rule allows for an additional 10 basis point assessment after June 30th, should the Board of Directors find it necessary.

Special Assessment - On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution cannot exceed 10 basis points times the institution’s deposit insurance assessment base for the second quarter 2009. This special assessment was included with the September 30, 2009, invoice.

Prepaid Assessment — On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. The prepayment amount was included with the December 30, 2009, invoice and was an estimated prepayment for the fourth quarter of 2009 through the fourth quarter of 2012. The prepayment amount will be used to offset future FDIC premiums beginning with the March 2010 invoice; however, institutions will still be billed for the FICO assessment and, if applicable, the TAGP. Future invoices will have a reconcilement sheet showing the prepayment amount, applications of the prepayment amount and the remaining balance to be carried forward.

The amount of the prepaid assessment for the Bank was $8.3 million, the collection of which was waived by the FDIC and the Bank paid only $576,000 for its September 2009 quarterly deposit insurance assessment.

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

The Bank was previously examined for CRA compliance in November 2003 when it received an “Outstanding” CRA Assessment rating; however, a new CRA examination has just recently been completed and we were rated “Satisfactory”.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization.  However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

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

The changes effected by the Interstate Banking Act have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank’s market areas.  In addition, it appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry.  While many large out-of-state banks have already entered the Nevada market as a result of this legislation, it is not possible to predict the precise extended impact of this legislation on the Bank and the Company and the competitive environment in which they operate.

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

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

·                                          disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer; and

·                                          the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

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

Merchant Banking Investments

The FRB and the Secretary of the Treasury in January 2001 jointly adopted a final rule governing merchant banking investments made by financial holding companies.  The rule implemented provisions of the Gramm-Leach-Bliley Act discussed above that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity.  The rule provided that a financial holding company may not, without FRB approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds:

·                                          30 percent of the Tier 1 capital of the financial holding company, or

·                                          after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company

Amendments to Regulation H and Y for Trust Preferred Securities

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

At the current time, the Company has deferred all interest payments under these junior subordinated debt arrangements. Further, regulatory guidance has restricted such payments from being made in the future without additions to capital.

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

FDIC Reform Act

On February 8, 2006, President Bush signed The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) into law. The Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which the President signed into law on February 15, 2006, contained necessary technical and conforming changes to implement deposit insurance reform, as well as a number of study and survey requirements. The Reform Act provided for the following changes:

·                  Merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF). This change was made effective March 31, 2006.

·                  Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

·                  Establishing a range of 1.15 to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).

·                  Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.

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

·                  Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

·                  Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.

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

The FDIC finalized its interim final rule, with changes that amended its deposit insurance regulations to implement applicable revisions to the Federal Deposit Insurance Act made by the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005. The final rule provided for consideration of inflation adjustments to increase the current standard maximum deposit insurance amount of $100,000 on a five-year cycle beginning in 2010; increases the deposit insurance limit for certain retirement accounts from $100,000 to $250,000, also subject to inflation adjustments; and provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits. The final rule was effective on October 12, 2006.

The Board of Governors of the Federal Reserve System amended Regulation E, which implements the Electronic Fund Transfer Act, and the official staff commentary to the regulation, which interprets the requirements of Regulation E to effective on July 1, 2006. The final rule provided that Regulation E covers payroll card accounts that are established directly or indirectly through an employer, and to which transfers of the consumer’s salary, wages, or other employee compensation are made on a recurring basis. The final rule also provided financial institutions with an alternative to providing periodic statements for payroll card accounts if they made account information available to consumers by specified means.

The federal financial regulatory agencies in September 2006 issued final guidance to address the risks posed by nontraditional residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest-only” mortgages and “payment option” adjustable-rate mortgages. These products allow borrowers to exchange lower payments during an initial period for higher payments later. The lack of principal amortization and the potential for negative amortization and features that compound risks (such as no document loans and simultaneous second mortgages) elevate the concern of the federal banking agencies for nontraditional mortgage products. The guidelines require depository institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity, to recognize that many nontraditional mortgage loans, particularly when they have risk-layering features, are untested in a stressed environment. The guidelines also express the need for depository institutions to have strong risk management standards, capital levels commensurate with the risk, an allowance for loan and lease losses that reflects the collectability of the portfolio, and the need to make sure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice.

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

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation in December 2006 issued final guidance on sound risk management practices for concentrations in commercial real estate lending. The agencies observed that the commercial real estate is an area in which some banks are becoming increasingly concentrated, especially with small- to medium- sized banks that face strong competition in their other business lines. The agencies support banks serving a vital role in their communities by supplying credit for business and real estate development, however, the agencies were concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance provided supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny, but such criteria are not limits on commercial real estate lending.

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

Troubled Asset Relief Program Capital Purchase Program

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase preferred or common stock, depending on the institution. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On October 31, 2008, the Company announced that it would apply for funds available through the TARP Capital Purchase Program.  New measures were adopted and further legislative considerations materially changed the Company’s perception of the value of the TARP Capital Purchase Program and its participation.  Our request was based on the conservatorship of the Government Sponsored Enterprises (GSE’s) Fannie Mae (FNMA) and Freddie Mac (FHLMC) and Congressman Barney Frank’s insertion of a provision in the TARP Capital Purchase Program bill “to give special consideration to banks that had less than $1 billion of assets, had been well-capitalized as of June 30, served low and moderate income areas, and had taken a capital hit in the seizure of Fannie Mae and Freddie Mac.”  As a result of our concerns, in September, 2009 the Company withdrew its CPP application. It is interesting to us, however, that in a recent book the conservatorship of FNMA and FHLMC has been described as an “ambush” by a former senior government official.  We did, nonetheless, apply for funds later available under the Capital Assistance Program espoused by the U.S. Department of Treasury.  We have been advised by the FDIC that they wish us to withdraw that application, and that without a withdrawal we are likely to be declined. We have declined their request for withdrawal, and are awaiting the notification of denial from the U.S. Treasury Department.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 4, 2008, the Company elected to participate in the second guarantee program mentioned above, that provides full FDIC deposit insurance coverage until June 30, 2010 for non-interest bearing transaction deposit accounts, and certain NOW accounts and IOLTA accounts.

American Recovery and Reinvestment Act

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted to provide stimulus to the struggling US economy.  ARRA authorizes spending of $787 billion, including about $288 billion for tax relief, $144 billion for state and local relief aid, and $111 billion for infrastructure and science.  In addition, ARRA includes additional executive compensation restrictions for recipients of funds from the US Treasury under the Troubled Assets Relief Program of the Emergency Economic Stimulus Act of 2008 (“EESA”).  The provisions of EESA amended by the ARRA include (i) expanding the coverage of the executive compensation limits to as many as the 25 most highly compensated employees of a TARP funds recipient and its affiliates for certain aspects of executive compensation limits and (ii) specifically limiting incentive compensation of covered executives to one-third of their annual compensation which is required to be paid in restricted stock that does not vest until all of the TARP funds are no longer outstanding (note that if TARP warrants remain outstanding and no other TARP instruments are outstanding, then such warrants would not be considered outstanding for purposes of this incentive compensation restriction.  In addition, the board of directors of any TARP recipient is required under EESA, as amended, to have a company-wide policy regarding excessive or luxury expenditures as identified by the Treasury, which may include excessive expenditures on entertainment or events; office and facility renovations; aviation or other transportation services; or other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives, or other similar measures conducted in the normal course of the business operations of the TARP recipient.

EESA, as amended by ARRA, provides for a new incentive compensation restriction for financial institutions receiving TARP funds.  The number of executives and employees covered by this new incentive compensation restriction depends on the amount of TARP funds received by such entity.  For community banks that have or will receive less than $25 million, the new incentive compensation restriction applies only to the highest paid employee. This new incentive compensation restriction prohibits a TARP recipient from paying or accruing any bonus, retention award, or incentive compensation during the period in which any TARP obligation remains outstanding, except that such prohibition shall not apply to the payment of long-term restricted stock by such TARP recipient, provided that such long-term restricted stock (i) does not fully vest during the period in which any TARP obligation remains outstanding, (ii) has a value in an amount that is not greater than 1/3 of the total amount of annual compensation of the employee receiving the stock; and (iii) is subject to such other terms and conditions as the Secretary of the Treasury may determine is in the public interest.  In addition, this prohibition does not prevent any bonus payment required to be paid pursuant to a written employment contract executed on or before February 11, 2009, as such valid employment contracts are determined by the Treasury.

EESA was amended by ARRA to also provide additional corporate governance provisions with respect to executive compensation including the following:

·                  Establishment of Standards - During the period in which any TARP obligation remains outstanding, each TARP recipient shall be subject to the standards in the regulations issued by the Treasury with respect to executive compensation limitations for TARP recipients, and the provisions of section 162(m)(5) of the Internal Revenue Code of 1986, as applicable (nondeductibility of executive compensation in excess of $500,000).

·                  Compliance With Standards - The Treasury is required to see that each TARP recipient meets the required standards for executive compensation and corporate governance.

·                  Specific Requirements for the Required Standards:

·                  Limits on compensation that exclude incentives for senior executive officers of the TARP recipient to take unnecessary and excessive risks that threaten the value of the financial institution during the period in which any TARP obligation remains outstanding.

·                  A clawback requirement by such TARP recipient of any bonus, retention award, or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of the TARP recipient based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate.

·                  A prohibition on such TARP recipient making any golden parachute payment to a senior executive officer or any of the next five (5) most highly-compensated employees of the TARP recipient during the period in which any TARP obligation remains outstanding.

·                  A prohibition on any compensation plan that would encourage manipulation of the reported earnings of such TARP recipient to enhance the compensation of any of its employees.

·                  A requirement for the establishment of an independent Compensation Committee that meets at least twice a year to discuss and evaluate employee compensation plans in light of an assessment of any risk posed to the TARP recipient from such plans.  For a non-SEC company that is a TARP recipient that has received $25,000,000 or less of TARP assistance, the duties of the compensation committee may be carried out by the board of directors of such TARP recipient.

In addition, EESA as amended by ARRA provides that for any TARP recipient, its annual meeting materials shall include a nonbinding shareholder approval proposal of executive compensation upon which shareholders may vote.  The SEC is to establish regulations to implement this provision.  Also, shareholders are allowed to present other nonbinding proposals with respect to executive compensation.

US Treasury and Financial Regulatory Agency Programs

On February 10, 2009, the U. S. Treasury, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision announced a comprehensive set of measures to restore confidence in the strength of U.S. financial institutions and restart the critical flow of credit to households and businesses.  This program is intended to restore the flows of credit necessary to support an economic recovery.

The core program elements include:

·                  A new Capital Assistance Program to help ensure that our banking institutions have sufficient capital to withstand the challenges ahead, paired with a supervisory process to produce a more consistent and forward-looking assessment of the risks on banks’ balance sheets and their potential capital needs.

·                  A new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, to catalyze the removal of legacy assets from the balance sheets of financial institutions. This fund will combine public and private capital with government financing to help free up capital to support new lending.

·                  A new Treasury and Federal Reserve initiative to dramatically expand — up to $1 trillion — the existing Term Asset-Backed Securities Lending Facility (TALF) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others.

·                  An extension of the FDIC’s Temporary Liquidity Guarantee Program to June 30, 2010.

A new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through the Helping Families Save Their Homes Act of 2009  was enacted to help consumers avoid mortgage foreclosures on their homes through certain loss mitigation actions including special forbearance, loan modification, pre-foreclosure sale, deed in lieu of foreclosure, support for borrower housing counseling, subordinate lien resolution, and borrower relocation. The new law permits the Secretary of Housing and Urban Development (HUD), for mortgages either in default or facing imminent default, to: (1) authorize the modification of such mortgages; and (2) establish a program for payment of a partial claim to a mortgagee who agrees to apply the claim amount to payment of a mortgage on a 1- to 4-family residence. In implementing the law, the Secretary of HUD is authorized to (1) provide compensation to the mortgagee for lost income on monthly mortgage payments due to interest rate reduction; (2) reimburse the mortgagee from a guaranty fund in connection with activities that the mortgagee is required to undertake concerning repayment by the mortgagor of the amount owed to HUD; (3) make payments to the mortgagee on behalf of the stronger borrower, under terms defined by HUD; and (4) make mortgage modification with terms extended up to 40 years from the modification date. The new law also authorizes the Secretary of HUD to: (1) reassign the mortgage to the mortgagee; (2) act as a Government National Mortgage Association (GNMA, or Ginnie Mae) issuer, or contract with an entity for such purpose, in order to pool the mortgage into a Ginnie Mae security; or (3) resell the mortgage in accordance with any program established for purchase by the federal government of insured mortgages. The new law also amends the Foreclosure Prevention Act of 2008, with respect to emergency assistance for the redevelopment of abandoned and foreclosed homes (neighborhood stabilization), to authorize each state that has received certain minimum allocations and has fulfilled certain requirements, to distribute any remaining amounts to areas with homeowners at risk of foreclosure or in foreclosure without regard to the percentage of home foreclosures in such areas.

The Credit Card Act of 2009 was enacted in May 2009, the to help consumers and ban certain practices of credit card issuers. The new law allows interest rate hikes on existing balances only under limited conditions, such as when a promotional rate ends, there is a variable rate or if the cardholder makes a late payment. Interest rates on new transactions can increase only after the first year. Significant changes in terms on accounts cannot occur without 45 days’ advance notice of the change. The new law bans raising interest rates on customers based on their payment records with other unrelated credit issuers (such as utility companies and other creditors) for existing credit card balances, though card issuers would still be allowed to use universal default on future credit card balances if they give at least 45 days’ advance notice of the change. The new law allows consumers to opt out of certain significant changes in terms on their accounts. Opting out means cardholders agree to close their accounts and pay off the balance under the old terms. They have at least five years to pay the balance. Credit card issuers will be banned from issuing credit cards to anyone under 21, unless they have adult co-signers on the accounts or can show proof they have enough income to repay the card debt. Credit card companies must stay at least 1,000 feet from college campuses if they are offering free pizza or other gifts to entice students to apply for credit cards.

The new act requires card issuers to give card account holders “a reasonable amount of time” to make payments on monthly bills. That means payments would be due at least 21 days after they are mailed or delivered. Credit card issuers would no longer be able to set early morning or other arbitrary deadlines for payments. When consumers have accounts that carry different interest rates for different types of purchases payments in excess of the minimum amount due must go to balances with higher interest rates first. Consumers must “opt in” to over-limit fees. Those who opt out would have their transactions rejected if they exceed their credit limits, thus avoiding over-limit fees. Fees charged for going over the limit must be reasonable. Finance charges on outstanding credit card balances would be computed based on purchases made in the current cycle rather than going back to the previous billing cycle to calculate interest charges. Fees on credit cards cannot exceed 25 percent of the available credit limit in the first year of the card. Credit card issuers must disclose to cardholders the consequences of making only minimum payments each month, namely how long it would take to pay off the entire balance if users only made the minimum monthly payment. Issuers must also provide information on how much users must pay each month if they want to pay off their balances in 36 months, including the amount of interest.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank, our qualified intermediary company and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the Nevada legislature, the California and Montana legislatures and other governmental bodies in the future.  Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject the Company to increased regulation, disclosure, and reporting requirements.  In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation.  It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Other Information Concerning the Company

The Company holds no material patents, trademarks, licenses, franchises or concessions.  No expenditures were made by the Company since inception on material research activities relating to the development of services or the improvement of existing services.  Based upon present business activities, it is believed that compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings or the competitive position of the company.

We are subject to certain of the informational requirements of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.  In accordance with the Exchange Act, we file annual and quarterly reports and other information with the Securities and Exchange Commission or SEC.  Copies may be obtained at the prescribed rates from the public reference room maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C.  20549 and be inspected without charge and copied at the prescribed rates at the SEC’s regional office at Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661.  The public may also obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  An electronic version of our filings may be viewed at the SEC’s website: www.sec.gov, CIK #1234383.  Additionally, this site also provides access to any other report or other information we may file with the SEC.

ITEM 1A.     RISK FACTORS

This Annual Report on Form 10-K includes forward-looking statements and information and is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements, which involve The Bank Holdings’ (the “Company’s”) plans, beliefs and goals, refer to estimates or use similar terms and involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

In addition, our business exposes us to certain risks.  The factors contained below, among others, could cause our financial condition and results of operations to be materially and adversely affected.  If this were to happen, the value of our common stock could decline, perhaps significantly.

Risks Related to the Company’s Business

There is substantial doubt about our ability to continue as a going concern.  Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, deteriorating capital position, and the Bank’s stipulation and consent to the issuance of an order to cease and desist with the FDIC and NFID raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in Note 1 — Going Concern and Regulatory Actions.

As we reported in our Form 8-K filed with the SEC on June 29, 2009, our Bank entered into a stipulation and consent to the Issuance of an Order to Cease and Desist with the Federal Deposit Insurance Corporation (“FDIC”) and the Nevada Financial Institutions Division (“NFID”). (Hereinafter “Order”).

The Order is a formal corrective action pursuant to which our Bank has agreed to address specific areas through the adoption and implementation of certain procedures and policies designed to enhance the safety and soundness of our Bank.  These actions include, among other things, an enhanced methodology for determining the adequacy of the allowance for loan and lease losses, an updated plan for reducing brokered deposits and commercial real estate loans, and the development of a capital plan to increase and subsequently maintain specified capital levels by certain dates.  The Order specifies that we will prepare and submit progress reports to the FDIC and NFID regarding our compliance with the Order.  The Order will remain in effect until modified or terminated by the FDIC and NFID. On March 11, 2010, the Bank received notification from FDIC under the Prompt Corrective Actions regulations that “the Bank’s attempts to raise capital or sell the institution have been unsuccessful to date and the likelihood of future success is uncertain”.  The “Directive” requires the Bank to take certain actions including recapitalization within 30 days, and other items already reflected in the “Order”.

Further, as we reported in our Form 8-K filed with the SEC on November 23, 2009, the Company entered into a Written Agreement with the Federal Reserve Bank of San Francisco.  Under the terms of the Written Agreement, The Bank Holdings has agreed to take certain actions that are designed to maintain its financial soundness so that it may continue to serve as a source of strength to its subsidiary, Nevada Security Bank.  Among other things, the Written Agreement requires prior written approval related to the payment or taking of dividends and distributions, incurrence of debt, and the purchase of redemption of stock.  In addition, the Written Agreement requires The Bank Holdings to adopt, submit and implement an acceptable capital plan and maintain regular reporting to the Federal Reserve during the term of the agreement.  The Bank Holdings must also provide notice of capital changes and comply with applicable laws and regulations regarding the addition of executive officers or directors and the payment of indemnification and severance.

The Bank is subject to certain operating restrictions under the Orders.  The Bank agreed to certain covenants and conditions in the Order that restrict the operations of the Bank, including retaining qualified management, improving asset quality by reducing classified assets by collection or charge off, reducing the aggregate amount of credit outstanding for borrowers of commercial real estate loans, increasing the Bank’s leverage ratio to equal or exceed 9% and the Bank’s Tier 1 risk based capital ratio to equal or exceed 12%, not pay cash dividends without the prior written consent of the FDIC and NFID.  Management of the Bank is working toward complying with such operating restrictions.  However, there are no assurances that the actions by management of the Bank to comply with such restrictions will be fully compliant.

Noncompliance with the Order at Year End 2009 and Risk of Future Noncompliance.  In that the Bank was in the “significantly undercapitalized” category under the prompt corrective action provisions of the Federal Deposit Insurance Act and the prompt corrective action regulations of the FDIC promulgated thereunder (collectively referred to as the “PCA Provisions”) as of December 31, 2009, the Bank was required to file a capital restoration plan and did so.  Being “significantly undercapitalized,” the Bank is automatically subject to among other things, restrictions on dividends, management fees, and asset growth, and prohibited from opening new branches, making acquisitions or engaging in new lines of business without the approval of the FDIC.  In that the Bank is not in compliance with the Order, it could be subject to enforcement actions by the FDIC and NFID.  The various enforcement measures available to the FDIC and NFID, include the imposition of a conservator or receiver (which would likely result in a substantial diminution or a total loss of the Company’s investment in the Bank), the judicial enforcement of the Order, the termination of insurance of deposits, the imposition of civil money penalties, and the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the PCA Provisions.

Stroke of the Pen Risk.  Financial risk management tends to be based on credit, market, operational, regulatory and reputational risk.  Additionally, there are changes in policy, regulation and accounting that address issues outside the financial services industry that result in systemic risks to banking organizations.  Such changes recently arose in the political process which made them difficult to anticipate and which carried profound and negative consequences for our Company and Bank.  Such consequences, we believe, were not adequately evaluated primarily in terms of their effects on the insured financial institutions usually referred to as “community banks”.

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

Such precipitous action as has been executed by the U.S. Treasury Department has magnified the previous risks borne by the Bank and Company due to other factors, primarily credit or market risk.  It has depleted capital, reduced the financial strength and flexibility of the Company, and as a result poses grave concerns to our customers and shareholders about the Bank and Company’s continued viability.

The Company’s Business May Be More Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.  Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to declining property values, the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007 and through today, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of sub-prime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of financial institutions worldwide. In 2008 and 2009, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $205 billion in the equity of other banking and financial organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

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

Overall during 2008, 2009, and to date 2010 the business environment has been adverse for many households and businesses in the communities of northern Nevada, northern California, and the United States.  It is expected that the difficult business environment in these areas may continue to deteriorate for the foreseeable future. There can be no assurance that any of these conditions will improve in the near term. Such conditions have adversely affected the credit quality of the Company’s loans, results of operations and financial condition during the past two years and are likely to continue doing so during 2010.

We Have A High Concentration Of Loans Secured By Real Estate And The Continued Downturn In The Real Estate Market, Could Further Hurt Our Business And Prospects.  Our real estate-secured loans are concentrated in the northern Nevada and the greater Sacramento, California SMSA.  A downturn in those local economies has had a material adverse effect on some of our borrowers’ ability to repay their loans due to either loss of borrower’s employment or a reduction in borrower’s business.  Further, such reduction in those local economies has severely impaired the value of the real property held as collateral.  As a result, the value of real estate collateral securing our loans as well as the value of our OREO property has been reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be further diminished and the Bank would be more likely to suffer additional losses on defaulted loans.

If A Significant Number Of Borrowers, Guarantors And Related Parties Fail To Perform As Required By The Terms Of Their Loans, We Will Sustain Continued Losses.  A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans and guarantees.  We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying our credit portfolio.  These policies and procedures, however, may not prevent continued unexpected losses that could have a further material adverse effect on our results of operations.

The Company’s Allowance For Loan Losses May Be Insufficient.  The Company maintains an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and capital, and may without additional capital, have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Profitability Depends Significantly On Economic Conditions In Northern Nevada And Northern California.  The Company’s success depends primarily on the general economic conditions of northern Nevada, northern California and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the northern Nevada and northern California regions. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. Economic conditions in northern Nevada and northern California are declining and are expected to continue to decline. A significant continued decline in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and in turn, have a material adverse effect on the Company’s financial condition and results of operations.

Potential Loss of Certain Tax Attributes.  The amount of net operating loss and certain tax credit carryforwards that a corporation may utilize to offset future taxable income or income tax payable in any taxable year may be limited under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”) if an “ownership change” occurs with respect to such corporation.  As of December 31, 2009, the Company had a net operating loss carryforward of approximately $38 million for federal tax purposes.  The Company reasonably expects that any stock offering, if successful, may have a material adverse affect on the Company’s ability to fully utilize its net operating loss carryforward due to the tax law limitations on using a tax loss carryforward in the event of a change of control.

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

As of December 31, 2009, most of the Company’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of more of these loans could continue to cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loan Portfolio” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the loan portfolio.

Interest rate volatility and credit adjusted rate spreads may impact our financial assets and liabilities measured at fair value.

We disclose estimated fair values and related carrying amounts of the Company’s financial instruments on a regular basis.  These estimates are based on year end discounted cash flow analysis with interest rates for investments, loans, deposits and borrowings being those currently being offered for items with similar forms to maturity and similar audit quality.  As credit spreads widen or collapse, or like instruments are not offered at all in a current economic environment, the fair values we report could be adversely affected without any changes in underlying carrying values or interest rates on our portfolios of assets and liabilities held.

A rapid change in interest rates could make it difficult to maintain a given interest income spread and could result in reduced earnings.  A substantial portion of our earnings are derived from net interest income, which is interest income and fees earned on investments and loans, less interest paid on deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond the control of management, including general economic conditions and the policies of various governmental agencies.  As interest rates change, net interest income is affected.  With fixed rate assets such as most investments and fixed rate loans as well as deposit liabilities such as certificates of deposit and other fixed rate borrowings, the affect on net interest income depends on the cash flows associated with the maturities of such instruments.  These maturities can be disrupted by obligor, borrower, or depositor actions which are outside our control.  Further, governmental action to thwart inflation or moderate monetary growth could bring about rapid and unanticipated changes in market interest rates.  As a result, asset/liability management programs may not adequately project a true net interest income level, which could result in reduced earnings.

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

The effects of changes to FDIC insurance coverage limits are uncertain and increased premiums adversely affect us.  EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. In addition, the FDIC recently adopted a final rule revising its risk-based assessment system, effective April 1, 2009.  The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. Further potential increases in FDIC insurance premiums will add to our cost of operations and could have a significant impact on us.

On December 31, 2009 the Bank paid an FDIC insurance assessment of $576,000.  The FDIC recently adopted a rule requiring all insured depository institutions including the Bank to prepay three years of FDIC assessments in the fourth quarter of 2009, except in the event such prepayment is waived by the FDIC.  The amount of this prepaid assessment was $ 8 million which the Bank received a waiver from the FDIC to prepay.  While the prepaid assessments are not charged to income for 2009 but rather ratably over three years beginning in 2010, the quarterly amount paid has reduced the cash and liquidity of the Bank at year end 2009 and will for subsequent periods.  Due to the significant losses at failed banks and expected losses for banks that will fail, it is likely that FDIC insurance fund assessments on the Bank will increase, and such assessments will materially adversely affect the profitability of the Bank.

The Company May Be Adversely Affected By The Soundness Of Other Financial Institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit due to the Company. Any such losses could have a material adverse affect on the Company’s financial condition and results of operations.  For example, the Bank previously purchased loan participations from a southern Nevada bank that was taken over by the FDIC whose management has declined further advances on certain projects, forcing the borrower to default on their outstanding obligations; this has placed our loan participation into a non-accrual status, where ultimate collection of the full balance owing is questionable.

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

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

·                  The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

·                  The scope, relevance and pricing of products and services offered to meet customer needs and demands, within the scope of company profitability.

·                  The rate at which the Company introduces new products and services relative to its competitors.

·                  Customer satisfaction with the Company’s level of service.

·                  The ability to expand the Company’s market position

·                  Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability. This, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Difficult market conditions have adversely affected and may continue to have an adverse affect on our industry.

The capital and credit markets have been experiences unprecedented volatility and disruption for over two years.  Dramatic declines in the housing market over this period, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks.  These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations.  We do not expect that the difficult conditions in the financial markets are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects on these difficult market conditions on us and others in the financial institutions industry.

The Company Is Subject To Extensive Government Regulation and Supervision.  The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect the Company’s lending practices, capital structure, investment practices, and dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Regulation and Supervision” in Item 1. Business and Note 17 - Regulatory Capital Requirements in the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, which is located elsewhere in this report.

Changes in accounting standards may impact how we report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  From time to time, the Financial Accounting Standards Board (FASB) changes the financial account and reporting standards that govern the preparation of our financial statements.  These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

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

The Bank Holdings May Require Dividends From Nevada Security Bank, Which is Currently Subject to Dividend restrictions.  The Bank Holdings is a separate and distinct legal entity from its subsidiaries. It may require dividends in the future from Nevada Security Bank to pay the interest and principal on The Bank Holdings’ Trust Preferred Securities in addition to other expenses. Various federal and/or state laws and regulations have limited the amount of dividends that Nevada Security Bank may pay to The Bank Holdings. Also, The Bank Holdings’ right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Since Nevada Security Bank is unable to pay dividends to The Bank Holdings, The Bank Holdings may not be able to service its debt or pay its obligations.  The inability to receive dividends from Nevada Security Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Regulation and Supervision” in Item 1. Business and Note 17- Regulatory Capital Requirements in the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, which are located elsewhere in this report.

Potential Mergers May Disrupt the Company’s Business and Dilute Stockholder Value.  The Company may seek merger  partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Merging with other banks or businesses involves various risks commonly associated with mergers, including, among other things:

·                  Potential exposure to unknown or contingent liabilities of the merger company.

·                  Exposure to potential asset quality issues of the merger company.

·                  Difficulty and expense of integrating the operations and personnel of the merger company.

·                  Potential disruption to the Company’s business.

·                  Potential diversion of the Company’s management’s time and attention.

·                  The possible loss of key employees and customers of the merger company.

The Company occasionally evaluates merger opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger discussions and, in some cases, negotiations may take place and future mergers involving cash, debt or equity securities may occur at any time. Such activities may involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share could occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from a merger could have a material adverse effect on the Company’s financial condition and results of operations.  During 2006, the Company acquired NNB Holdings, Inc., Rocky Mountain Exchange and 75% of Granite Exchange, Inc.  During 2007, and 2008, the Company acquired the remaining 25% of Granite Exchange, Inc.  During 2008 and 2009, Rocky Mountain 1031 Exchange was closed and Granite Exchange was sold after not having met projected benefits anticipated from their acquisition.

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

Risks Associated With The Company’s Common Stock

The Company’s Stock Price Can Be Volatile.  Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors some of which are beyond our control and include, among other things:

·                  Geopolitical conditions such as acts or threats of terrorism or military conflicts.

·                  Changes in government regulations.

·                  News reports relating to trends, concerns and other issues in the financial services industry.

·                  Recommendations by securities analysts.

·                  Operating and stock price performance of other companies that investors deem comparable to the Company.

·                  Perceptions in the marketplace regarding the Company and/or its competitors.

·                  The public perception of the community banking industry and its safety and soundness.

·                  New technology used, or services offered, by competitors.

·                  Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

·                  Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

·                  Actual or anticipated variations in quarterly or annually results of operations.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The Trading Volume In The Company’s Common Stock Is Less Than That Of Other Larger Financial Services Companies.  Although the Company’s common stock is listed for trading on the Over-The-Counter Market, the trading volume in its common stock is generally less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.  Further, on September 18, 2009, The Bank Holdings, the holding company for Nevada Security Bank, gave formal written notice to the NASDAQ Stock Market (“NASDAQ”) of the Company’s intention to voluntarily delist its common stock from the NASDAQ Capital Market.  The Board of Directors of The Bank Holdings voted to take this action on September 10, 2009.  At this time, the board was aware that its minimum bid price had remained below the limits of the Nasdaq for a period of time greater than that allowed under the Nasdaq Listing Rule 5550(a)(2).  On September 15, 2009, the Company received notice from Nasdaq of this fact and that its shares would be delisted by Nasdaq if it did not regain compliance within a 180 day grace period.  As the Company had already determined it to be in its best interest to voluntarily delist prior to receiving the letter, it proceeded to notify Nasdaq of its decision on September 18, 2009, and it will not seek to regain compliance with the Nasdaq Listing Rule.

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

The common stock is equity and is subordinate to our existing and future indebtedness and preferred stock and effectively subordinated to all the indebtedness.  Shares of the common stock are equity interests in us and do not constitute indebtedness.  As such, shares of the common stock will rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including in our liquidation.  Additionally, holders of our common stock are subjected to the prior dividend and liquidation rights of holders of our outstanding preferred stock, if any.  Our board of directors is authorized to issue classes or series of preferred stock without any action on the part of the holders of our common stock and we are permitted to incur additional debt.  Upon liquidation, lenders and holders of our debt securities and preferred stock, if any,  would receive distributions of our available assets prior to holders of our common stock.

We may raise additional capital, which could have a dilutive effect on the existing holders of our Shares and common stock and adversely affect the price of our common stock.  We are not restricted from issuing additional shares of preferred or common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  We frequently evaluate opportunities to access the capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations, and subject to market conditions, we may take further capital actions in addition to issuance of the shares offered.  Such actions could include, among other things, the issuance of additional shares of common stock in public or private transactions in order to further increase our capital levels above the requirements for a well-capitalized institution established by the Federal bank regulatory agencies as well as other regulatory targets.

The issuance of any additional shares of preferred or common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities including, without limitation, securities issued upon exercise of stock options (which may be granted in the future), could be substantially dilutive to shareholders of our common stock, including purchasers of common stock in this offering.  Holders of our shares of  stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.  The market price of our common stock could decline as a result of sales of shares of our stock made after this offering or the perception that such sales could occur.

The Company’s Articles Of Incorporation and By-Laws As Well As Certain Banking Laws May Have An Anti-Takeover Effect.  Provisions of the Company’s articles of incorporation and by-laws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which in turn, could adversely affect the market price of the Company’s common stock.

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

ITEM 2.     PROPERTIES

The Company currently has six locations, while two of the six locations are currently inactive.  The principal location is 9990 Double R Boulevard, Reno, Nevada, 89521 where the administrative functions and regular branch activities of the Bank occur.  The Bank Holdings is also located at this address.  Company facilities are of various ages and correspondingly require different levels of maintenance.  All are suitable and adequate for their intended use.

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

The second branch acquired during November 2006 was the former Carson office, located at 3120 Highway 50 East #1, Carson City, NV  89706.  This facility is 2,552 square feet operating under a five-year triple net lease which was signed on June 14, 2004 and commenced on May 1, 2005.  The rent was established at $4,721.20 per month with a $0.10 per square foot increase on the 25th month of the term, and another such increase on the 49th month of the term. The lease terminates during April 2010 and will not be renewed or extended since branch activities were previously terminated.

The third location acquired is the Information Technology and Operations Center located at 5450 Riggins Court, Suite 5, Reno, NV  89515.  The facility is 5,138 rentable square feet with approximately 3,500 square feet used for operations and 1,600 square feet used as warehouse storage.  The lease is dated August 11, 2000 and extends for ten years with a base rate of $0.65 per square foot.  The property has an annual CPI adjustment commencing September 1 of each year, based on the San Francisco-Oakland California regional area index as published by the BLS.  There are two five-year options to renew within the body of the agreement, which is a triple net lease with a CAM charge base of 16.6%.

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

A second branch of Silverado Bank was opened at 2865 Sunrise Blvd, Suite 100, Rancho Cordova, CA.  The property has 7,695 rentable square feet in a two story building under a five-year term which lease is dated May 5, 2006; however, it commenced in June, 2007, due to permitting and remodeling delays.  The base rent is established at $1.40 per square foot with an annual $0.05 per foot escalation and a tenant pro rata CAM base of 16.66%.  The agreement has two five-year option periods, subject to the tenant not being in default under any lease provisions.  This branch facility was closed in June 2009 and the location is currently inactive.

Nevada Security Bank’s total occupancy expense for the years ended December 31, 2009 and 2008 was approximately $2.4 million and $2.7 million, respectively.  Management believes that existing facilities are adequately covered by insurance and sufficient for our present purposes and anticipated growth in the foreseeable future.

The Company maintains insurance coverage on all premises described above, and there are no known likely trends or uncertainties in future rent or amortization expense that could materially affect the Company’s cash flows.

ITEM 3.     LEGAL PROCEEDINGS

In the normal course of business, various claims and lawsuits are brought by and against the Company and the Bank. In the opinion of management, there is no threatened or pending proceeding in which an adverse decision resulting from such proceedings could result in a material adverse effect on the Company’s financial condition or results of operation.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

Between December 27, 2001, the date the Bank opened for business, and March 22, 2004, there were no trades in the Bank’s stock of which management is aware, and there appeared to be no active trading market.

The Company’s Common Stock was listed on the NASDAQ Small Cap Market on March 23, 2004 and was voluntarily delisted on September 18, 2009.  It now is listed and trades on the Over-The-Counter Bulletin Board (OTCBB) under the symbol TBHS and the CUSIP number of such common stock is 88331E104.

Calendar Quarter	Sale Price of the Company’s Common Stock (per share)		Approximate Trading
Ended	High	Low	Volume in Shares
March 31, 2008	9.55	7.29	212,962
June 30, 2008	9.75	5.70	146,826
September 30, 2008	6.95	2.33	211,541
December 31, 2008	3.74	.52	769,937
March 31, 2009	1.15	.64	170,000
June 30, 2009	1.11	.26	260,100
September 30, 2009	1.50	.25	1,046,200
December 31, 2009	.50	.10	826,600

THE BANK HOLDINGS

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Bank Holdings	100.00	95.62	96.38	47.93	3.99	1.07
SNL Bank	100.00	101.36	118.57	92.14	52.57	52.03
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00

Source: SNL Financial LC, Charlottesville, VA	(434) 977-1600
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

During December 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to $3.0 million of the Company’s common stock on the open market or in privately negotiated transactions.  The duration of the program is open ended and the timing of the purchases would depend upon market conditions; however, based on current capital constraints and regulatory action, the Company will not be pursuing any further stock repurchases.  During 2008, there were 36,920 shares repurchased and cancelled by the Company and none were repurchased during 2009.

(b)  Holders

On February 26, 2010 total shareholders of record were 1,124.  There were 511 individual shareholders while street name holders totaled about 613.

(c)  Dividends

As a bank holding company which currently has no significant assets other than our 100% ownership of Nevada Security Bank and 100% ownership of Rocky Mountain 1031 Exchange, our ability to pay cash dividends depends upon the dividends we receive from our subsidiaries.  The dividend practice of Nevada Security Bank and Rocky Mountain 1031 Exchange, like our dividend practice, will depend upon earnings, financial condition and other relevant factors, including applicable regulatory orders and restrictions with respect to dividends. At the current time, dividends have been restricted by regulatory action.

Nevada Security Bank’s ability to pay cash dividends to the holding company is also subject to certain legal limitations, and as well have been restricted by regulatory action.  Under Nevada law, a bank cannot declare a cash dividend or make a distribution of its net profits until (a) the bank’s surplus fund equals its initial stockholders’ equity (excluding the amount of the initial surplus fund) and (b) ten percent of the previous year’s net profits have been carried to the surplus fund.  Additionally, no distribution may be made if it would result in the bank’s stockholders’ equity (including the reserve for loan losses) being less than 6% of the bank’s average total daily deposit liabilities for the preceding 60 days or if it would reduce the stockholders’ equity below the initial stockholders’ equity or below minimum applicable regulatory capital requirements under federal law.  Also, under Nevada law applicable to Nevada Security Bank, and to Nevada corporations generally, no distribution may be made if, after giving effect to it, the corporation would be unable to pay its debts as they become due in the usual course of business or the sum of the corporation’s assets would be less than the sum of its liabilities plus the amount (if any) that would be needed to satisfy the rights of holders of any preferred stock of the corporation, assuming the corporation were to be dissolved at the time of the distribution.

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

Additionally, during any period in which the Company has deferred payment of interest otherwise due and payable on its Trust Preferred Securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources”).

(d)  Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009, with respect to options outstanding and available under our Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code: There were no stock options granted during 2009 or 2008 and the stock option plan was terminated by Board action during May, 2009.  The termination of the Plan did not affect options granted prior to the termination.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	621,664	$13.95	—
Equity compensation plans not approved by security holders	—	—	—

Total	621,664	$13.95	—

ITEM 6.  SELECTED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005 (1)
	(Dollars in thousands, except per share data)
Condensed Statement of Operations
Interest Income	$26,762	$36,826	$45,183	$31,039	$17,166
Interest Expense	15,173	17,490	22,964	15,083	7,344
Net Interest Income	11,589	19,336	22,219	15,956	9,822
Provision for Loan Losses	25,734	4,025	3,007	771	1,069
Non-interest income	1,941	(15,313)	1,422	1,682	772
Non-interest expense	24,944	44,410	18,307	13,582	8,823
Attributable to minority shareholders	—	—	(27)	127	—
Provision for income taxes	8,339	(7,028)	625	1,075	(710)
Net Income (Loss)	$(45,487)	$(37,384)	$1,729	$2,083	$1,412

Period End Data
Assets	496,772	556,045	626,640	651,540	384,632
Loans, gross	357,411	441,222	474,769	463,858	245,185
Securities	77,181	60,521	80,276	92,927	83,821
Deposits	480,749	466,012	451,335	496,997	338,198
Other borrowed funds	20,619	47,619	91,229	60,149	15,464
Shareholders’ Equity (Deficit)	(5,978)	37,244	74,837	73,456	28,702

Average Balance Sheet
Assets	567,169	617,671	649,110	452,179	293,580
Loans, gross	410,632	458,711	478,461	308,411	201,267
Securities	75,539	89,293	85,306	91,736	69,668
Deposits	494,945	459,396	492,347	359,932	245,322
Shareholders’ Equity	24,248	63,022	74,696	41,256	28,061

Asset Quality
Non-performing assets (2)	79,292	29,433	6,433	549	—
Allowance for loan losses	13,144	8,061	7,276	5,430	2,655
Net Charge-offs	(20,651)	3,240	1,161	—	—
Non-performing assets to total assets	15.96%	5.34%	1.03%	0.08	—
Allowance for loan losses to loans	3.68%	1.83%	1.53%	1.17%	1.08%
Net Charge-offs to average loans	5.03%	0.71%	0.24%	—	—

Per Common Share
Basic income (loss) per share	(7.85)	(6.41)	0.30	0.51	0.45
Diluted income (loss) per share	(7.85)	(6.41)	0.29	0.49	0.41
Book value per share at year end	(1.03)	6.43	12.83	12.62	9.19
Period end common outstanding *	5,794,179	5,794,179	5,831,099	5,831,099	3,280,479
Average shares outstanding - basic *	5,794,179	5,828,697	5,831,099	4,117,351	3,122,809
Average shares outstanding - diluted *	5,794,179	5,830,590	5,968,687	4,290,122	3,443,856

Financial Ratios
Return on average assets	(8.02)%	(6.05)%	0.27%	0.46%	0.48%
Return on average equity	(188)%	(59.32)%	2.31%	5.05%	5.03%
Net interest margin (3)	2.14%	3.43%	3.79%	3.74%	3.49%
Tier 1 leverage capital ratio	(0.09)%	8.89%	10.39%	9.85%	10.06%

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

This discussion presents management’s analysis of the financial condition and result of operations of The Bank Holdings, Nevada Security Bank, and the Company’s 1031 QI division, for each of the periods ended December 31, 2009, 2008, and 2007 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with the financial statements of The Bank Holdings, Nevada Security Bank, and the 1031 division, and the notes related thereto which appear elsewhere in this document.

During 2009 the Bank and the Company were placed under regulatory orders by the FDIC and FRB, respectively.  Under the FDIC order, the Bank was mandated to submit a capital restoration plan, and certain restrictions were placed on asset growth, acquisitions, new activities, and new branches.  Further restrictions applied to the payment of dividends or management fees, or making any other capital distributions.  The FRB order mimics to a great extent, the FDIC action.  However, additional restrictions are placed on management or Board changes, payments of principal or interest on trust preferred securities, and purchase or redemption of any shares of its stock.  Copies of both actions are available within Current Reports on Form 8-K previously filed with the SEC.

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to “mega-banks”, “too big to fail banks”, investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received from participating financial institutions warrants to purchase preferred or common stock, depending on the institution. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On October 31, 2008, the Company announced that it would apply for funds available through the TARP Capital Purchase Program. New measures were adopted and further legislative considerations are underway that have materially changed the Company’s perception of the value of the TARP Capital Purchase Program and its participation.  Our request was based on the conservatorship of the Government Sponsored Enterprises (GSE’s) Fannie Mae (FNMA) and Freddie Mac (FHLMC) and Congressman Barney Frank’s insertion of a provision in the TARP Capital Purchase Program bill “to give special consideration to banks that had less than $1 billion of assets, had been well-capitalized as of June 30, served low and moderate income areas, and had taken a capital hit in the seizure of Fannie Mae and Freddie Mac.”  As a result of our concerns, in September 2009 the Company withdrew its Capital Purchase Program application.

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC- insured institutions through June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 4, 2008, the Company elected to participate in the second guarantee program mentioned above, that provides full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, as well as NOW accounts and IOLTA accounts that earn less than 0.5% interest per annum.

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

Management believes the following critical accounting policies affect its most significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, fair value, other than temporary impairment of investment securities, goodwill and intangible assets and income taxes. Each estimate is discussed below. The financial impact of each estimate to the extent significant to financial results, is discussed in the applicable sections of Management’s Discussion and Analysis.

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

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes presented elsewhere herein as well as the portion of this Management’s Discussion and Analysis section entitled “Provision for Loan Losses” and “Allowance for Loan Losses”. Although management believes the levels of the allowance as of December 31, 2009 and 2008 were adequate to absorb probable losses inherent in the loan portfolio, a further decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Estimates of the Fair Value of Assets

Certain assets of the Company are recorded at fair value or the lower of cost or fair value.  In some cases, the fair value used is an estimate.  Included among these assets are securities that are classified as available-for-sale, or trading, goodwill and other intangible assets, and other real estate owned and impaired loans.  These estimates may change from period to period as they are impacted by changes in interest rates and other market conditions.  Losses not anticipated or greater than anticipated could result if the Company were forced to sell these assets and discovered that its estimate of fair value had been too high.  Gains not anticipated or greater than anticipated could result if the Company were to sell any of these assets and discover that its estimate of fair value had been too low.

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

Goodwill and Intangible Assets

For acquisitions, the Company records the assets acquired including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired by the Company. The Company tests goodwill annually for impairment. Such tests involve the use of estimates and assumptions.

During 2009 and 2008, the Company recognized impairment losses of $2.7 million, and $26.9 million respectively.  (See Note 10-Intangible Assets, presented elsewhere herein)  Intangible assets other than goodwill, such as deposit-based intangibles which are determined to have finite lives, are amortized over their estimated useful lives which is approximately seven years.

Income Taxes

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable.  Such an allowance was established during 2009 for the full amount of the net deferred tax asset.

OVERVIEW

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2009 and 2008 results of operations for each of the years in the three year period ended December 31, 2009.  This discussion should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

The Company earns income from two primary sources; net interest income generated by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges and fees charged for services provided, less the operating costs of providing the full range of banking and other financial services to our customers.  Service charges on loans and deposits, income on bank owned life insurance, 1031 exchange fees, gains on sale of securities and unrealized gains or losses on the Company’s trading account and fair value loans have traditionally comprised the primary areas of non-interest income.

SUMMARY: RESULTS OF OPERATIONS

2009 Over 2008

Our focus for 2009 was to:

·                  Reduce the level of non-performing assets through assertive collection efforts and active ORE sales programs.

·                  Reduce non-interest expense and re-engineering processes to capture efficiencies while maintaining SOX 404 procedural separation requirements.

·                  Strengthen our balance sheet and reducing our funding costs without losing liquidity or customers.

·                  Gather deposits through electronic remote deposit capture channels and restructuring business development activities to reward deposit growth.

·                  Invest in revenue generating strategic initiatives to be funded through operational efficiencies.

While we were engaged in such efforts, however, the economies in which we do business continued to reflect the realities of the serious recession into which the country has fallen.  The northern Nevada and northern California markets have continued to suffer increased unemployment, business closings and commercial real estate vacancies, each of which has hampered our efforts in achieving these goals.

As reflected in the Consolidated Statements of Operations for the year ended December 31, 2009, the Company generated an after tax net loss of $45 million while for the years ended December 31, 2008 and 2007 the Company generated a net loss of $37 million and net income of $2 million, respectively.  Basic loss per share was $7.85and diluted net loss per share was $7.85 for the year ended December 31, 2009.  Basic loss per share was $6.41 and diluted net loss per share for the year ended December 31, 2008 was $6.41. Basic earnings per share was $0.30 and diluted earnings per share for the year ended December 31, 2007 was $0.29. The Company’s annual return on average equity was (158)% and annual return on average assets was (6.75)% for the year ended December 31, 2009, compared to (59.32)% and (6.05)% respectively, for the same period of 2008 and 2.31% and 0.27% for 2007.

The primary drivers behind the variance in net income for the year ended December 31, 2009 compared to the year ended December 31, 2008 were as follows:

·                  The challenging economic conditions that started in 2007 with the deterioration of the real estate markets that expanded during 2008 and 2009 into severe turmoil in the general economy.

·                  The increasing volumes of non-accrual loans and foreclosed assets held as OREO were $55 million and $24 million at December 31, 2009 as compared to $36 million and $2 million, respectively at December 31, 2008, bringing about substantial reductions in interest income.

·                  The Banks provision for loan losses was $26 million for the twelve months ended December 31, 2009 as compared to $4 million for the same period of 2008, reflecting continued deterioration in borrowers’ abilities to pay for debts previously contracted.

·                  An additional non-cash goodwill impairment of $3 million for the acquisition of Northern Nevada Bank

·                  A valuation allowance for the full amount of the deferred tax asset, based on going concern issues of the Company

·                  The continued turmoil in the credit markets led the Company to reduce the value of all purchased pooled trust preferred securities to a nominal amount.

·                  The Company’s weighted average prime rates for the years 2009, 2008 and 2007 were 3.25%, 5.09%, and 8.05%, respectively.

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

The primary drivers behind the variance in net income for the year ended December 31, 2008 compared to the year ended December 31, 2007 were as follows:

·                  The non-cash goodwill impairment of $26.9 million for the acquisitions of Northern Nevada Bank and the two exchange companies during 2006, a charge which was taken for the year ended December 31, 2008.

·                  The actions of the Treasury Department’s placement of Freddie Mac (FHLMC) and Fannie Mae (FNMA) into conservatorship rendered the preferred securities the Company owned worthless, and the Company recorded an impairment charge of $12.0 million as a result of such actions.

·                  The turmoil in the credit markets led the Company to recognize a one time $1.5 million charge in other than temporary impairments for several trust preferred securities held by the Company and issued by other bank holding companies and one corporate security.

·                  The challenging economic conditions that started in 2007 with the deterioration of the real estate markets and that expanded during 2008 into severe turmoil in credit markets and the general economy nationally, regionally and locally.

·                  Federal Open Market Committee actions and consumer flight to safety concerns placed increased pressure on the Company’s net interest margin.  This turmoil and the daily headlines concerning the financial crisis have affected the entire financial industry’s market value including the Company’s, the result of which has led us to recognize a one-time, non-cash goodwill impairment of $26.9 million.

·                  The U.S. Treasury’s guarantee of broker-dealer money market funds caused a flight to “too big to fail” banks of over $20 million in customer accounts that had balances in excess of $1 million.

·                  Exclusive of the other than temporary impairments and the non-cash goodwill impairment, the pre-tax operating loss for the year ended December 31, 2008 was $4.0 million, after a loan loss provision of $4.025 million.

·                  The Company reduced the number of offices by closing a temporary Bank branch office in Sparks, NV, and Rocky Mountain Exchange, a 1031 division company in Bozeman, Montana.

·                  The substantial decrease in money market conditions, with the prime lending rate dropping by 400 basis points since December 2007, with resulting margin compression.

·                  Net interest margin decreased 36 basis points to 3.43%.

·                  The provision for loan losses increased by $1.0 million, or 33.9%, for the year ended 2008.

·                  Non-interest income decreased $16.7 million, or 1,176.9%, as a result of other than temporary impairments and unrealized and realized losses in the trading and investments accounts amounting to $16.4 million.

·                  The benefit for taxes was increased by the investment losses and impairments and by the effects of permanent book/tax differences including $1.1 million of non-taxable interest and dividends.

·                  Average earning assets decreased $23.6 million or 4.0%.

·                  Average interest bearing liabilities were $490.6 million, a decrease of 1.1%.

·                  The Company’s weighted average prime rates for the years 2008, 2007 and 2006 were 5.09%, 8.05%, and 7.96%, respectively.

·                  The Company’s 1031 division deposits were substantially reduced as a result of the turmoil in the residential and commercial real estate markets.  The 1031 division fees dropped as a result of substantially lesser volumes of exchange activity.

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

The primary drivers behind the variance in net income for the year of 2007 relative to 2006 were as follows:

·                  The additional assets, liabilities, income and expense attributed to the full year addition of NNB Holdings, Inc. during 2007 when compared with 2006.

·                  The additional professional expenses reflective of the Congressional adoption of the Sarbanes-Oxley Act, accounting, legal and other professional costs increasing $928,000 or 162.8%.

·                  Interest income increased $14.1 million to $45.2 million or 45.6% for 2007 compared to 2006.

·                  Net interest income before provision for loan losses increased by $6.3 million or 39.3%.

·                  Net interest margin increased five basis points to 3.79%.

·                  The provision for loan losses increased by $2.2 million or 301.8% for the year end 2007.

·                  Non-interest income was $1.4 million for 2007, a decrease of $260,000 or 15.5%.

·                  Non-interest expense increased $4.7 million or 34.8%.

·                  Salaries and benefits increased $1.9 million or 25.6%.

·                  Occupancy increased $788,000 or 41.0%.

·                  Deposit service costs were $1.1 million, an increase of 139.5% over the same period in 2006.

·                  All other expenses increased $419,000 or 13.9%.

·                  Average earning assets increased $160.0 million or 37.5%.

·                  Average interest bearing liabilities were $495.8 million, an increase of 38.6%.

·                  The Company’s weighted average prime rates for the years 2007, 2006 and 2005 were 8.05%, 7.96%, and 6.19%, respectively.

RESULTS OF OPERATIONS

2009 Over 2008

The primary factors in the Company’s reduced earnings in 2009 when compared to 2008 were the provisions for loan losses of $26 million, the deferred tax assets valuation of $8 million, the goodwill impairment of $3 million, the FDIC assessments of $2 million and the increased volume of non-accrual loans and OREO assets.  These factors were brought about by the continued deterioration of the real estate markets, the severe credit conditions throughout the financial industry and going concern issues of the Company.  The continuing economic recession in northern Nevada and northern California has severely constrained the debt service capabilities of our borrowers.  Although this has substantially impacted our business model, management has continued to focus attention on credit collection, non-performing assets and reducing the size of the balance sheet to more effectively utilize a smaller risk based capital level.  While management believes the allowance adequately covers the inherent losses in the loan portfolio, no absolute assurance can be given that further substantial additions will not be required.  The provision is determined pursuant to a quarterly comprehensive analysis of the allowance for loan losses.  The allowance is described in more detail in the Allowance for Loan Losses discussion section (see Appendix 8 & 9) herein.

With higher volumes of non-accrual loans and OREO assets, the Company’s net interest margin has been severely impacted.  Approximately 26% of our loans are fixed rate, while 29% are prime based and 45% are tied to US Treasury indices, with the results reflected in our 2009 Appendix 1 4.95 % earning rate on average assets, as compared to 6.54% for 2008 and 7.70% for the 2007 year.  Further, loans on non-accrual have impacted this earnings rate by approximately 70 basis points due to over $3 million of foregone interest.  Margin compression is a continuing primary concern of management for 2010, especially with regards to increased competition for any type of deposit account.

Average funding sources were modified during 2009 as well, with a greater reliance placed on deposits rather than borrowed funds.  The reduction of about $40 million in average borrowed funds was offset by an increase in average deposit volumes of $36 million, while the Company’s average assets overall were reduced by $50 million in 2009 to conform to new capital levels after substantial loan loss provisions, a deferred tax asset valuation allowance and intangible impairments were taken.

2008 Over 2007

The primary factors in the Company’s reduced earnings in 2008 when compared to 2007 were the goodwill impairment charges of $26.9 million, the investment portfolio impairments totaling $13.5 million (a result of the conservatorship established by the U.S. Treasury Department over FNMA and FHLMC), as well as the $4 million loan loss reserve provision. These factors were brought about by the continued deterioration of the real estate markets and the severe credit conditions throughout the financial industry.  During late 2008, the credit markets seized up with counterparty credit issues at the fore, and as a result, many of our borrowers are finding great difficulty in selling their products related to the real estate industry.  These products range from completed lots, to windows for new homes or homes being remodeled.  Although this has substantially impacted our business model, management has continued to focus attention on credit quality, non-performing assets and concerns about the economy.  While management believes the allowance adequately covers the inherent losses in the loan portfolio, no absolute assurance can be given that further substantial additions will not be required.  The provision is determined pursuant to a quarterly comprehensive analysis of the allowance for loan losses.  The allowance is described in more detail in the Allowance for Loan Losses discussion section (see Appendix 8 & 9) herein.

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

2009 Over 2008

Net interest income before the provision for loan losses for the year ended December 31, 2009 was $12 million, as compared to $19 million for the same period in 2008.  This represents a decrease of $7 million or 37%.  Both a decrease in average earning assets and a decrease in the net interest margin contributed to the decrease in net interest income.  Net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings.  The Company’s net interest margin is the net interest income expressed as a percentage of average earning assets.  The margins for 2009, 2008, and 2007 are reflected in Appendix 1, which shows the interest rates earned on loans and investments, and rates paid on deposits and interest bearing liabilities.

Interest income for the year ended December 31, 2009 decreased to $27 million from $37 million for the year ended December 31, 2008.  This was due to the decrease in both average earning assets and the yield earned on average earning assets held during the year.  Average earning assets decreased $23 million to $540 million for the year ended December 31, 2009 from $563 million for the year ended December 31, 2008.  Contributing to this decrease was the $42 million reduction in average real estate construction loans reflecting the general decline in economic conditions in the Company’s markets.  The yield earned on average earning assets decreased 159 basis points to 4.95% for the year ended December 31, 2009 from 6.54% for the year ended December 31, 2008. The decline in the yield on average earning assets during 2009 was primarily due the increased level of non-accrual loans.  Between December 31, 2009 and 2008, the prime rate had not changed from 3.25%. Foregone interest income on non-performing assets for the year ended December 31, 2009 was approximately $3 million compared to $2 million for the year ended December 31, 2008.  The mix of the major components of average earning assets did not vary greatly for the year ended December 31, 2009 compared to the year ended December 31, 2008 with total average investments and total average loans at 24% and 76% for 2009 as compared to 19% and 81%, respectively, for average earning assets during 2008.

Interest expense for the year ended December 31, 2009 decreased to $15 million from $17 million for the year ended December 31, 2008.  This decrease was primarily due to the decrease in the rates paid on average interest bearing liabilities.  The rates paid on average interest bearing liabilities declined 50 basis points to 3.07% for the year ended December 31, 2009 from 3.57% for the year ended December 31, 2008.  The decline in the rates paid on average interest bearing liabilities was primarily due to the overall lower interest rate environment in response to the FOMC decreases in the federal funds rate.  The change in the mix of average interest bearing liabilities also had an impact on the Company’s interest expense.  The Company decreased its use of short term average borrowed funds to $27 million for the year ended December 31, 2009 compared to $59 million for the year ended December 31, 2008.  As may be noted in Appendix 1, average demand and savings deposits volumes were down in 2009, while money market and certificate of deposit volumes were up, as compared to 2008.  Demand deposit volumes were down as larger commercial accounts were drawn to “too big to fail” institutions for perceived safety, while savings deposits dropped due to one large public agency withdrawing over 500 individual accounts from the Bank.  Average money market and certificates of deposit accounts increased due to special promotional activities, while at the same time, brokered deposits were reduced by $109 million over the past year.

As a result of the foregoing analyses, the Company’s net interest margin decreased for the year ended December 31, 2009 to 2.14% compared to 3.43% for the year ended December 31, 2008 and 3.79% for the year ended December 31, 2007.

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

Non—Interest Income and Non—Interest Expense

2009 Over 2008

Non-Interest Income Overview:

Total non-interest income increased by $17 million for the year ended December 31, 2009 as compared to the previous period, when the Company incurred a $15.4 million loss associated with impairment on investment securities, primarily due to the conservatorship of FNMA and FHLMC while for 2009 this loss was $1.7 million.  The primary contributing factor to the substantial volume of 2009 non-interest income was the cancellation of executive supplemental compensation and split dollar agreements for senior officers after the forfeiture of such plans by these officers.  The income generated during the first quarter of 2009 from this act was almost $3 million, and when included with the reversal of an adjustment to retained earnings, added $4 million to the capital position of the Bank.  Exclusive of the impairment charges on investment securities, the realized and unrealized investment and asset gains and losses and the compensation forfeitures, non-interest income decreased, while deposit account charges were essentially unchanged from the prior year. Please refer to Non-Interest Income and Non-Interest Expense Table Appendix 3 for additional specific information.

Non-Interest Expense Overview:

For the year ended December 31, 2009, non-interest expenses were $25 million.  The primary components of non-interest expense for 2009 were salaries and benefits of $7 million, occupancy costs of $2 million, an additional goodwill impairment of $3 million, an ORE valuation allowance of $4 million, ORE costs of $2 million and FDIC assessments also of $2 million.  Excluding non-recurring items, non-interest expenses were $17.7 million for the year ended December 31, 2009, compared to 2008 at $17.5 million and $18.3 million for 2007.  As a percentage of average earning assets, total non-interest expenses were 4.62% for 2009, as compared to 7.89% (3.11% excluding the goodwill impairment charge) and 3.12% for the years ended December 31, 2008 and 2007, respectively.  The decrease in non-interest expense for the year ended December 31, 2009 was $22 million, as compared to an increase of $26 million for the year ended December 31, 2008 when compared to 2007.

The Company’s efficiency ratio is varied for the periods under review due to the Company’s non-recurring items for both 2009 and 2008.  The efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income.  Neither the provision for loan losses nor realized securities gains or losses is factored into the equation. The Company’s efficiency ratio for 2009 was 166% as compared to 228% for the twelve months ended December 31, 2008 versus 78% for 2007.  Generally, while management was able to maintain a relatively constant non-interest expense to average earning assets ratio prior to this year, management was unable to stem the reductions in non-interest income in the short run due to adverse money market conditions and reductions in new loan growth with associated fees and 1031fee income.  Looking towards 2010, the efficiency ratio is unlikely to show a positive reduction.

Non-interest income:

Included in non-interest income was $630,000 in service charges on deposit accounts for the year ended December 31, 2009, while the amount for the twelve months ended December 31, 2008 was $617,000 and $425,000 for 2007.  The increase in 2009 was primarily due to increases in account analysis charges and non-sufficient funds fees, and electronic banking services made available to customers.

Other service charges, commissions and fees are primarily comprised of safe deposit, referral income and other miscellaneous fees for all periods under review. These fees decreased $6,000 to $39,000 for the twelve months ended December 31, 2009 versus $45,000 for the same period in 2008, and $139,000 for 2007.

Loan documentation fees and other loan charges decreased to $100,000 for the year ended December 31, 2009 as compared to $195,000 and $242,000 for the same periods in 2008 and 2007, respectively.  With the slowing economy and a lesser volume of new loan growth, these fees and other loan charges declined during 2009, and are likely to do so during 2010 as well.

Increases in the cash surrender value of bank owned life insurance was $27,000 for 2009 as compared to $360,000 for the year ended December 31, 2008, and compared to $393,000 for the same period in 2007.  With the cancellation of such policies during 2009, no additional income will arise from this source.  The additional income noted from the source during 2009 was the result of the forfeiture of the policies, as noted elsewhere in this report.

Exchange fee income is the result of agreements with investors whereby the qualified intermediaries perform activities pursuant to IRC Section 1031, which allows investors to defer taxes on the exchange of investment property.  The Company earned $11,000 in 2009 in such endeavors, as compared to $82,000, and $163,000 in exchange fee income for the years ending December 31, 2008, and 2007, respectively.  Based on the sale of Granite Exchange, the closure of Rocky Mountain 1031 Exchange, and the downturn in real estate tax fee deferred exchange activity, income from this source in 2010 is uncertain.

The Company has liquidated its previously held trading portfolio.  Realized and unrealized gains and losses are recorded in non-interest income.  Due to the decline in the financial markets during the past two years, the Company incurred a net trading loss of $22,000 for 2009 as compared to $997,000 for the year ended December 31, 2008 and a net trading gain of $118,000 in 2007.

The Company applied the fair value option to certain USDA/SBA loans that were acquired in late 2003 and early 2004.  Unrealized gains and losses on these fair value loans are recorded in non-interest income.  For the year ended December 31, 2009, the Company had $3,000 in realized gains on these loans compared to $10,000 in unrealized gains for the year ended December 31, 2008 and $77,000 in unrealized losses for the year ended December 31, 2007.

Non-interest income for the year ended December 31, 2009 included sales transactions of other real estate owned, fixed assets and investment securities.  Loss on the sale of other real estate owned was $63,000 for 2009 as compared to $194,000 for the year ended December 31, 2008.  This loss was due to the severe declines in real estate values in the Company’s market areas.  There were no sales of other real estate owned in 2007.  The Company had a net gain on the disposition of fixed assets of $201,000 for the year ended December 31, 2009 compared to a net loss on the sale of fixed assets of $57,000 and a gain of $11,000 for the years ended December 31, 2008 and 2007, respectively.  Due to the price changes in the securities market in 2009, the Company had a loss of $1.7 million, as compared to a $15.4  million loss on investment securities for the year ended December 31, 2008.  The company realized gains of $3,000 for the year ended December 31, 2007.

During 2009, the Company incurred impairment charges on investment securities of $1.7 million as compared to $13.5 million for 2008.  See “Investment Portfolio” in the Balance Sheet Analysis section of this report for additional information on these impairments.

Non-interest expense:

The greatest change in recurring non-interest expenses is in the staffing area.  The $2.2 million decrease in salaries and employee benefits was primarily due to lower average staffing levels for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Base salary expense decreased $1.5 million, during 2009 compared to 2008 while benefit costs decreased another $500,000 from 2008.  At December 31, 2009 the Company had 79 employees as compared to 99 employees at December 31, 2008 and 124 employees at December 31, 2007.  Salaries and employee benefits expense was also positively impacted by a decrease in share-based compensation expense.

Occupancy costs were reduced to $2.4 million for 2009 as compared to at $2.7 million for the years ended December 31, 2008 and 2007.  For the year ended December 31, 2009, occupancy costs represented 9.6% of total non-interest expense (excluding the goodwill impairment charge) and 0.44% of average earning assets.  For the years ended December 31, 2008, and 2007, occupancy costs represented 15.7% and 14.8% of non-interest expense excluding goodwill impairments and 0.49% and 0.46% of average earning assets, respectively.

Advertising and marketing costs decreased $68,000, or 13%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  This decrease was primarily due to the Company’s increased attention to operating efficiencies during 2009.

Deposit servicing costs expanded to over $2 million for the year ended December 31, 2009 primarily as a result of FDIC insurance assessment costs which were $1.6 million for the period, as compared to $360,000 for the prior year.  Such a high level of FDIC assessments are not likely to abate until capital levels and the risk profile of the Bank are substantially improved.

Loan servicing costs declined to $210,000 from $580,000 for the year ended December 31, 2009.  However, total OREO expenses were $6 million, including a $4 million valuation allowance.  As the economy deteriorated during 2009, the Company’s holdings of other real estate owned increased to $24 million after the valuation allowance at December 31, 2009 from $2 million at December 31, 2008 and $800,000 at December 31, 2007.

Other legal , accounting and professional services increased by $638,000 to $2 million for the year ended December 31, 2009 or 47% as compared to 2008 mainly as consulting fees associated with Capital Restoration Plan activities increased.

Travel and education costs and stationary and supplies decreased by $31,000 and $60,000, respectively, for the year ended December 31, 2009 compared to 2008.  Reductions in these expenses were primarily due to the Company’s attention to operating efficiencies during 2009.

The additional goodwill impairment recorded during 2009 reflects the continued reduction in the value of the Bank and Company, based valuation models used on a consistent basis over the past three years.  At the current time, the Bank has only a residual value of $1.4 million for intangibles, based on core deposit and core loan valuations done for the NNB acquisition of November, 2006.  This amount is being amortized over seven years from acquisition.

Other expenses increased by $212,000 to $312,000 for the year ended December 31, 2009 due to various smaller expenditures associated with re-engineering the Company.

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

Non-interest income:

Included in non-interest income was $617,000 in service charges on deposit accounts for the year ended December 31, 2008, while the amount for the twelve months ended December 31, 2007 was $436,000 and $261,000 for 2006.  The increase in 2008 was primarily due to increases in account analysis charges and non-sufficient funds fees, and electronic banking services made available to customers.

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

The Company applied the fair value option to certain USDA/SBA loans that were acquired in late 2003 and early 2004.  Unrealized gains and losses on these fair value loans are recorded in non-interest income.  For the year ended December 31, 2008, the Company had $10,000 in unrealized gains on these loans compared to $77,000 in unrealized losses for the year ended December 31, 2007 and no unrealized gains or losses for the year ended December 31, 2006.  During 2007, the Company recorded $5,000 of realized gains on the sale of such loans.  There were no realized gains or losses in 2008 and 2006.

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

Non-interest expense:

The $73,000 decrease in salaries and employee benefits was primarily due to lower average staffing levels for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Base salary expense decreased $575,000, or 7.4%, during 2008 compared to 2007.  At December 31, 2008, the Company had 99 employees compared to 124 employees at December 31, 2007.  Salaries and employee benefits expense was also positively impacted by a decrease of $148,000 in share-based compensation expense.  These decreases in expenses were unfortunately, more than offset by an increase of $195,000 in group insurance expense and a $410,000 decrease in deferred salary expense associated with a decline in new loan originations during 2008.

Occupancy costs remained flat at$ 2.7 million for the years ended December 31, 2008 and 2007.  For the year ended December 31, 2008, occupancy costs represented 15.7 % of total non-interest expense (excluding the goodwill impairment charge) and 0.49% of average earning assets.  For the year ended December 31, 2007, occupancy costs represented 14.8% of total non-interest expense and 0.46% of average earning assets.

Advertising and marketing costs decreased $337,000, or 38.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  This decrease was primarily due to the Company’s increased attention to operating efficiencies during 2008.

Loan servicing costs increased $517,000 to $580,000 for the year ended December 31, 2008.  This increase was due to OREO owned expenses of $497,000.  As the economy deteriorated during 2008, the Company’s holdings of other real estate owned increased to $2.2 million at December 31, 2008 from $800,000 at December 31, 2007.

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

The Company applied the fair value option to certain USDA/SBA loans that were acquired in late 2003 and early 2004.  Unrealized gains and losses on these fair value loans are recorded in non-interest income.  For the year ending December 31, 2007, the Company had $77,000 of unrealized losses on its fair value USDA/SBA loan portfolio.  In addition, the Company also recorded $5,000 of gains on the sale of such loans for the year ending December 31, 2007.  There was no such activity in any of the prior periods.

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

2009 over 2008 and 2007

For the years ended December 31, 2009, 2008 and 2007, the Company’s provision for probable loan losses was $26 million, $4 million and $3 million, respectively.  The increase in the current year provision compared to 2008 is due to the significant increase in the Company’s past due and non-performing loan balances.  Non-performing loans at December 31, 2009 were $55 million having increased by $19 million over 2008, which was an increase of $15 million over 2007.  During 2009, economic conditions continued to deteriorate in the primary markets served by the Company, as evidenced by increases in unemployment, reductions in the number of home sales and weak consumer confidence.  The procedures for monitoring the adequacy of the allowance and detailed information on the allowance are included below in “Allowance for Loan Losses”.

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

There are some items of income and expense that create permanent differences.  Examples of permanent differences would include:

·                  tax-exempt income from municipal securities that is recognized as interest income for the financial statements but never included in taxable income; and

·                  a portion of meal and entertainment expense that is recognized as an expense for the financial statements, but is never deductible in computing taxable income.

The significant items of income and expense that create permanent differences are disclosed in NOTE 14 as amounts that cause a difference between the statutory Federal tax rate of 34% and the effective tax rate.  The effective tax rate is the amount of the combined current and deferred tax expense divided by the Company’s income or loss before taxes as reported in the Consolidated Statements of Income.

The amounts of the deferred tax assets and liabilities are calculated by multiplying the temporary differences by the current tax rate.  The Company measures all of its deferred tax assets and liabilities at the end of each year.  The difference between the net asset or liability at the beginning of the year and the end of the year is the deferred tax provision for the year.

Most of the Company’s temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes in the return for the year.  This results in a net deferred tax asset. Deferred tax assets are dependent for realization on past taxes paid, against which they may be carried back, or on future taxable income, against which they may be offset.  If there were a question about the Company’s ability to realize the benefit from the asset, then the Company would have to record a valuation allowance against the asset to reflect the uncertainty.  Given the amount and nature of the Company’s deferred assets, the past taxes paid, and the likelihood of future taxable income, management provided a full valuation allowance for the net deferred tax asset during 2009.

The amounts of the current expense and deferred benefit, the amounts of the various deferred tax assets and liabilities, and the tax effect of the principal temporary differences between taxable income and pre-tax financial statement income are shown in NOTE 14.

Included in the reconciliation table is an item for state taxes.  In addition to the 34% Federal income tax included in tax expense, the Company pays a California franchise tax, as well as Nevada taxes and fees.  These taxes and fees are equivalent to a tax on the Company’s income.  While the California franchise tax rate is almost 11%, the Company may deduct its state franchise tax from its Federal taxable income.  This reduces the effective tax rate for the state tax by 34%.  Nevada imposes no income tax; however, the Bank pays a 2% employment tax on salaries and benefits and pays an annual branch location fee of $7,000 per location. At December 31, 2009, the Company had net operating loss carry-forwards in the amount of $38 million as compared to December 31, 2008, when the Company had an $11 million loss carry-forward for federal income tax purposes.  At December 31, 2007, the Company had no net operating loss carry-forwards for federal income tax purposes.

The Company provided a deferred tax valuation allowance and recognized income tax expense of $8 million for the year ended December 31, 2009 as compared to a net tax benefit of $7 million for the year ended December 31, 2008 and recorded a $625,000 tax provision for the year ended December 31, 2007.  Refer to Note 14 of the financial statements for further discussion and analysis of the deferred tax assets.

Financial Condition

Total assets were $497 million at December 31, 2009 as compared to $556 million at December 31, 2008, and $627 million at December 31, 2007.  During 2009, the Company focused on right-sizing its operations to a level adequately supported by its restrained level of capital held, after impairments taken for goodwill and investments.  The continued reduction in asset size from 2008 is evidence of such efforts, with total assets lower at December 31, 2009 after reductions in brokered and borrowed funds supporting temporary investments and higher loan levels.

At December 31, 2009, deposits were $481 million, there were no FHLB borrowings as had been exhibited in prior periods, and brokered deposits were $50 million.  At December 31, 2008 such funding sources totaled $493 million, including $181 million in brokered funds. Brokered deposits were reduced to $40 million during February 2010 after a $10 million maturity early in the month.  Brokered and borrowed funds have been replaced by local deposits generated through local promotions, although the current cost of such funds in the local market is higher than brokered funds costs.

As a result of the failing national, state and regional economies, the Company redefined its growth plans for 2009.  This is evidenced by the decrease in total assets to $497 million at December 31, 2009 from $556 million at December 31, 2008 and $627 million at December 31, 2007.  This represents a cumulative three-year reduction of about $130 million since year end 2007. During this three year period, average investments grew while loans shrank and while deposits and borrowings were both reduced.

Historically the Company’s primary deposit growth has come from its branches and a specialized program of tax-free real estate exchange deposits. There were no 1031 division deposits at December 31, 2009 due to the sale of Granite Exchange on June 30, 2009 and the earlier closure of Rocky Mountain 1031 Exchange.  At December 31, 2008 exchange deposits totaled approximately $5 million, or 1% of total deposits as compared to December 31, 2007, at $31 million and about 7% of the subsidiary bank’s deposits as compared with $70 million and 14%, respectively, for 2006 when the division was initiated.

BALANCE SHEET ANALYSIS

INTEREST EARNING ASSETS

Investment Portfolio

The major components of the earning asset base for the Company are its investment securities and loan portfolios. The detailed composition and growth characteristics of both of these portfolios are very significant to any analysis of the financial condition as well as the results of operations of the Company. The Company’s investments are analyzed in this section, while the loan portfolio is discussed in a later section of this Annual Report on Form 10-K.

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

Total investment securities were $77 million (fair value) at December 31, 2009, exclusive of overnight placements and liquid money market funds of $1 million.  This compares to $60 million (fair value) of investment securities and $1.8 million in liquid money market funds at December 31, 2008.  The investment portfolio grew by $17 million from the level at December 31, 2008, primarily due to increased levels of mortgage backed assets purchased for yield and cash flow purposes to offset declines in interest income and cash flow from the loan portfolio.

Total investments averaged approximately $130 million for the year ended December 31, 2009, a 25% increase from the approximately $104 million average reported for the year ended December 31, 2008.  The average investment portfolio for the years ended December 31, 2009, 2008 and 2007 comprised 24%, 19% and 18%, respectively, of average earning assets.

The Company wrote-down the value of investments by $1.7 million, pre-tax, for the year ended December 31, 2009 due to other-than-temporary impairment of certain corporate securities (bank pooled trust preferred securities) and the write-off of an illiquid investment in Carson River Community Bank after its takeover by the FDIC, while for 2008 the Company wrote-down the value of investment securities by $13.5 million, due to other-than-temporary impairment of its Fannie Mae (FNMA) preferred stock, Freddie Mac (FHLMC) preferred stock and certain corporate securities (primarily bank pooled trust preferred securities).  The FNMA and FHLMC preferred stock was written down by $12.0 million and the corporate securities were written down by $1.5 million during this period.

Investment Portfolio Credit Quality

Available for Sale Portfolios

Investment allocations (fair value) at December 31, 2009 include U.S. Government and federal agencies (11%), Agency mortgage-backed securities (76%), state and municipals (10%), and 3% in other securities, as compared to 10% in agencies, 59% in mortgage-backed, 25% in munis, and 4% in other investments at December 31, 2008.  The charts below summarize the portfolio distribution and credit quality of the Company’s investment portfolio, using the average of the ratings of Moody’s, Standard and Poor’s or Fitch Ratings, and the portfolio distribution.

	Investment Securities Portfolio December 31, 2009
	Par Value	%	Fair Value	%	Amortized Cost	%
	(Dollars in thousands)
U.S. Government and federal agencies	$9,500	12.5%	$8,469	11.0%	$8,530	11.1%

Agency mortgage-backed	56,664	74.5%	58,804	76.2%	58,209	75.5%

State and municipals:
AAA	0	0%	0	0%	0	0%
AA	2,685	3.5%	2,748	3.6%	2,862	3.7%
A	2,320	3.0%	2,341	3.0%	2,549	3.3%
BBB	660	0.9%	684	0.9%	703	0.9%
NR	2,205	2.9%	2,201	2.9%	2,259	2.9%
Total state and municipals	7,870	10.3%	7,974	10.3%	8,373	10.9%

Bank pooled trust preferred securities:
BBB		0%		0%		0%
NR	22	0%	22	0%	22	0%
Total bank pooled trust preferred securities	22	0%	22	0%	22	0%

Non-agency mortgage-backed:
AAA	189	0.2%	151	0.2%	170	0.2%
AA	1,469	1.9%	1,400	1.8%	1,406	1.8%
BBB	383	0.5%	361	0.5%	351	0.5%
Total non-agency mortgage-backed securities	2,041	2.7%	1,912	2.5%	1,927	2.5%

Preferred securities:
A	—	0%	—	0%	—	0%

Corporate securities:
NR		0%		0%		0%
Total Investment Portfolio	$76,097	100.0%	$77,181	100.0%	$77,061	100.0%

Investment securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Considerations such as the Company’s intent and ability to hold securities, recoverability of invested amount over the Company’s intended holding period and receipt of amounts contractually due, for example, are applied in determining whether the value of a security is other-than-temporarily impaired. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized in the Consolidated Statements of Operations. For the year ended December 31, 2009, the Company determined certain corporate securities to be OTTI, and accordingly, recognized a $1.6 million pre-tax impairment of the securities portfolio. For the year ended December 31, 2008, the Company determined certain preferred and corporate securities to be OTTI, and accordingly, recognized a $13.5 million pre-tax impairment of the securities portfolio. The impairment was determined based on the individual securities’ credit performance and its ability to make its contractual principal and interest payments. Should credit quality of certain securities continue to deteriorate, it is possible that additional write-downs may be required. If economic conditions continue to deteriorate, it is possible that the securities that are currently performing satisfactorily could suffer impairment and could potentially require write-downs. The entire securities portfolio is evaluated each quarter to determine if additional write-downs are warranted.

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the amount of impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

The Company reviews all investment securities with unrealized losses to determine the duration and severity of the price declines. Management evaluates securities for OTTI based on the severity and duration of each security’s market value decline.

At December 31, 2009, the investment portfolio contained $6.9 million (face value) of state and municipal securities with unrealized losses for 12 months or greater, with an aggregate loss of $375,000. Each of these securities was tested for credit-based price declines using a cash-flow model.  For further discussion on other-than-temporary impairment, refer to NOTE 6.

At December 31, 2009, the Company’s investment portfolio had net unrealized gains of $120,000, or 1% of amortized cost, down from $580,000, or 1% of amortized cost at December 31, 2008.  The Company continually evaluates the credit quality and market pricing of the securities portfolio. Based upon these and other factors, the securities portfolio may experience further impairment. At December 31, 2009, management had, except for matters of on-going concern, the intent and ability to retain investment securities with unrealized credit or other losses until the decline in value has been recovered.

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

In early 2008, the Company invested in FNMA and FHLMC preferred stock for the rate of return, and safety and soundness of a government sponsored enterprise (GSE) with a strong investment rating (AAA).  Subsequent to the investment, the U.S. Department of Treasury placed FNMA and FHLMC into conservatorship in September 2008.  Management deemed that an OTTI existed related to these securities and consequently recorded a $12.0 million pre-tax impairment charge upon the sale of such investments.  The Company held no FNMA or FHLMC preferred stock at December 31, 2009.

Six corporate securities (bank pooled trust preferred securities) were written down in 2009.  Management determined that an OTTI existed due to the inactive market for these securities and, consequently, recorded a $1.2 million pre-tax impairment charge.

Five corporate securities (bank pooled trust preferred securities) were written down in 2008.  Management determined that an OTTI existed due to the inactive market for these securities and, consequently, recorded a $1.3 million pre-tax impairment charge.

The bank pooled trust preferred securities portfolio has a carrying value of $22,000 at December 31, 2009.  As previously noted, five of these securities were written down in 2008 and six were written down in 2009.

The $61 million carrying value of the mortgage-backed security portfolio includes $58.8 million of agency-backed securities and $1.9 million of non-agency mortgage-backed securities with a Standard and Poors credit rating of AAA.  The Company has not experienced any OTTI associated with the mortgage-backed security portfolio.

The state and municipal bond portfolio has a carrying value of $8 million.  The portfolio consists of federally tax-exempt general obligation and revenue securities which are geographically diversified.  $5.8 million (carrying value) of the municipalities have underlying investment grade bond ratings from Standard and Poors and/or Moody’s and the remaining $2.2 million are not rated.  The Company has not experienced any OTTI associated with the state and municipal bond portfolio.

In addition to credit risk, the other significant risk in the investment portfolio is duration risk.  Effective duration is a measure of duration which considers changes in cash flows and is based on the expected price volatility of a security.  Generally the greater the duration of the security or portfolio, the greater will be its percentage price volatility.  The effective duration is presented in years and is equal to the approximate percentage change in price per 100 basis point change in rate.  The effective duration of the Company’s investment portfolio at December 31, 2009 was 3.42, as compared with 3.05 and 2.62 as of the same date in 2008 and 2007, respectively.  This slight increase in duration during the year was the result of changes in market rates of interest as well as longer term to maturity mortgage backed securities becoming a larger portion of the overall investment portfolio.

Trading Portfolio

The Company had no equity trading portfolio at December 31, 2009 as compared to the portfolio with a carrying value of $83,000 at December 31, 2008.  The Company adjusts the value of this portfolio on a monthly basis through the Consolidated Statement of Operations.  Due to the decline in the financial markets, the Company had net realized and unrealized losses of $997,000 for the year ended December 31, 2008, compared to net realized and unrealized gains of $118,000 for the year ended December 31, 2007 for the much larger previous trading portfolio.  The Company has not experienced any OTTI associated with the equity trading portfolio.

Other Non-Marketable Equity Securities Portfolio

At December 31, 2009, the Company held other non-marketable equity securities with a carrying value of $3.7 million compared to $4.3 million at December 31, 2008.  The $600,000 decrease was due to the write-off of the $500,000 value of Carson River Community Bank common stock and $100,000 of other securities. The amount of FHLB stock held by the Company is related to the volume of funds borrowed from the FHLB as of each reporting period.  At December 31, 2009, other non-marketable equity securities were comprised of equity in Pacific Coast Bankers’ Bancshares (PCBB), considered to not have readily determinable fair market value.  At December 31, 2009, the amounts of FHLB stock and PCBB equity shares were $2.7 million and $398,000, respectively.  The remainder of the portfolio consists of the Company’s required equity investments in The Bank Holdings Statutory Trust I and NNB Holdings Statutory Trust I.  These trusts were formed in prior years to facilitate the issuance of capital trust pass through securities, the proceeds from which provided additional regulatory capital for the Company.  All of the above other non-marketable equity investments are carried at cost.

As discussed in “Other Borrowings and Subordinated Debt”, herein, the Company had no outstanding FHLB borrowings at December 31, 2009 as compared to a total of $27 million in advances outstanding from the FHLB at December 31, 2008.  When the Company borrows from the FHLB, in addition to paying interest on the amount borrowed, it is required to buy a certain amount of FHLB stock based on how much the Company borrowed and the credit quality of the collateral it posted.  As the Company pays off the advance, the FHLB has previously repurchased the FHLB stock from the Company.

As noted above, the Company has a $2.7 million investment in FHLB of San Francisco stock at December 31, 2009.  The FHLBs are facing the potential for substantial accounting impairments at December 31, 2009 on their private label, or non-agency, mortgage-backed securities portfolio.  These impairments could significantly impair their capital levels.  Some of the FHLBs could fall below regulatory capital minimums.  If this occurs, those FHLB banks will not be permitted to pay dividends to shareholders and they will not be permitted to repurchase stock from their shareholders.  This could negatively impact the valuation of the Company’s FHLB stock investment.

FHLB stock is generally viewed as a long-term investment.  Accordingly, when evaluating FHLB stock for impairment, its value should be determined based on the ultimate recoverability of the par value, rather than by recognizing temporary declines in value.  The determination of whether the decline affects the ultimate recoverability is influenced by criteria such as the following:

·                  The significance of the decline in net assets of the FHLBs as compared to the capital stock amount for the FHLBs and the length of time this situation has persisted.

·                  Commitments by the FHLBs to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBs.

·                  The impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBs.

·                  The liquidity position of the FHLBs.

On January 8, 2009, the San Francisco FHLB reported that it was suspending dividends and repurchases of stock in excess of what is required for members’ current loans.  Moody’s Investors Service (Moody’s) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels.  According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit market in general.  Furthermore, Moody’s believes that the FHLBs have the ability to hold the securities until maturity.  The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility (GSECF), a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses.  In addition, the Federal Reserve has begun to purchase direct debt obligations of Freddie Mac, Fannie Mae and the FHLBs.  Moody’s has stated that their Aaa senior debt rating and Prime-1 short-term debt rating are likely to remain unchanged based on expectations that the FHLBs have a very high degree of government support.  Based on the foregoing information, the Company has determined that no impairment charge is warranted on its investment in FHLB stock at December 31, 2009.

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

A comparative schedule of the distribution of the Company’s loans at December 31, 2009, 2008 and 2007 is presented in Appendix 6, Composition of Loan Portfolio.  The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that particular category.  Further, the figures noted for each category are presented as percentages, for ease of reviewer analysis.  For each period reported, there are no loans being serviced by the institution for the benefit of others, except participation loans sold during the normal course of business.  Further, no loans other than the USDA/SBA fair value loans, were considered held for sale.

Gross loans have decreased $84 million, or 19%, to $357 million during the twelve months ended December 31, 2009.  The decrease in loans outstanding was due to the slowing economic activity in the Company’s markets, as well as charge-offs, foreclosures, and customer initiated repayments.  As shown in Appendix 6, the largest volume change between December 31, 2009 and December 31, 2008 was the decrease of the Company’s real estate construction loan portfolio, while all other loan category volumes decreased as well.

For the years ended December 31, 2009 and 2008, there were no substantive changes in loan concentrations, credit underwriting or credit terms.  At December 31, 2009 and 2008, approximately 80% of loans were classified as real estate loans. New loan originations have been extremely limited over the past two years as borrowers are unable to meet the Bank’s more recent underwriting standards.

Real Estate Lending

The Banks’ lending activities consist of the origination of both construction and permanent loans on residential and commercial real estate.  The Bank rarely makes residential mortgage loans. The Bank previously has actively solicited real estate loan applications from real estate brokers, contractors, existing customers, customer referrals, and walk-ins to its offices.  The Bank’s lending policies generally establish loan to value guidelines that are less than regulatory limits. The Bank does not originate either conventional or sub-prime 30-year residential mortgages.  The Bank also provides interim construction financing for single-family dwellings, as well as lot acquisition loans to borrowers who intend to construct their primary residence on the respective lot.  These loans are generally for a term of three to five years and are secured by the developed lot.

Land Acquisition and Development Loans

When real estate market conditions warrant, the Bank has made land acquisition and development loans on properties intended for residential and commercial use.  These loans are generally made for a term of 18 months to two years and secured by the developed property with a loan to value not to exceed 80% of cost or 70% of market value, whichever is less.  The loans are made to borrowers with real estate development experience and appropriate financial strength.  Generally it is required that a certain percentage of the development is pre-sold or that construction has been pre-qualified for a term take-out by the Bank.

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

Consumer Lending

The majority of all consumer loans are secured by real estate, automobiles, or other assets.  The Bank intends to continue adding such loans due to their short-term generally fixed rate nature, generally between three months and five years, with an average term of approximately two years.  Moreover, interest rates on consumer loans are sometimes higher than on other types of loans.  The Bank also originates second mortgage and home equity loans, especially to its existing customers in instances where the first and second mortgage loans are less than 80% of the current appraised value of the property.

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

The Committee has established individual loan limits for loan officers, senior lenders and a threshold of loan limits for approval by a combination of senior lenders. In addition, the Bank has also formed an officer’s loan committee to approve all loans during the current distressed economic environment, thereby allowing all lenders to become more familiar with the Bank’s current standards and practices.  The delegated loan limits are utilized by this internal committee upon their review of individual credit requests. The Director’s Loan Committee approves loans above these thresholds after the recommendation of the Chief Credit Officer.

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

Loan Maturities

Appendix 7, the Scheduled Contractual Maturities of the Loan Portfolio presents the contracted maturity distribution for each major category of our loan portfolio and the sensitivity of such loans to changes in interest rates at December 31, 2009.

Off — Balance Sheet Arrangements

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Commitments to extend credit were $15 million at December 31, 2009 as compared to $34 million at December 31, 2008 and $63 million at December 31, 2007.  These commitments represented about 4%, 8% and 13% of outstanding gross loans at each of the periods noted, respectively.  The Company’s stand-by and commercial letters of credit totaled $500,000, $1.6 million and $714,000 at December 31, 2009, 2008 and 2007, respectively.  This total represented an insignificant portion of total commitments outstanding at each noted date.

The importance to and effect on the Company’s revenues, expenses, cash flows, liquidity, capital resources and market risk from the unused portion of the commitments to provide credit cannot be reasonably predicted since there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, please refer to NOTE 16 to the financial statements.

Non—Performing Assets

Our goal has been to manage asset quality and control credit risk through the application of policies, practices and procedures designed to promote sound underwriting and loan monitoring, and the diversification of the loan portfolio.  The loan administration function is charged with monitoring asset quality and establishing credit policies, practices and procedures.  The Company had fifty-three non-accrual loans totaling $55 million at December 31, 2009.  At December 31, 2008, the Company had twenty-seven loans on non-accrual which totaled $24 million.

	December 31, 2009		December 31, 2008
	Active Balance	Estimated Inherent Loss	Active Balance	Estimated Inherent Loss
	(Dollars in thousands)
Non-Performing Loans
Commercial Loans	$13,735	$2,096	$—	$—
Construction, Acquisition and Development	19,891	—	35,476	785
Real Estate Term Loans	19,980	1,592	—	—
Revolving Lines of Credit	893	—	—	—
SBA Guaranteed	304	62	499	—
Total Non-Performing Loans	54,803	3,750	35,975	785

Other Real Estate Owned
OREO	24,489	—	2,156	—

Total Non-Performing Assets	$79,292	$3,750	$38,131	$785

A further breakdown of the properties is represented in the following table:

Property Description	Number	12/31/2009
		(Dollars in thousands)
Condominiums	58	$3,378
Commercial Buildings	6	9,941
Commercial Land	7	5,744
Residential Land Development	8	9,785
Single Family Res. Lots	3	459
Valuation Allowance		(4,818)
Total OREO		$24,489

At December 31, 2009 and 2008, all non-performing SBA loans had been reserved to the SBA guaranteed portion.  Non-performing construction, acquisition and development loans have been evaluated and management believes that collateral values are sufficient to mitigate any loss potential except as noted.  The OREO properties were written down to estimated fair market value as they were placed in the Company’s OREO portfolio and pursuant to Nevada revised statutes, are written down the annual 10% required.  Management believes that the properties have sufficient value to mitigate any loss potential; however, no assurance can be given that further loss will not, in fact, occur.

The evaluation of asset quality and credit risk is performed by independent third party review firms that employ credit professionals to determine our adherence to previously established internal guidelines.  These evaluations include many factors, such as loan growth, changes in the composition of the loan portfolio, delinquencies, general economic conditions that could impact the value of collateral, management’s general assessment of loan portfolio quality, and other trends and conditions.  Further, such independent external reviews include evaluating the financial strength of the borrowers, the value of applicable collateral, any prior loan loss experiences, the growth in the loan portfolio, and other conditions.  During the twelve months ended December 31, 2009, three such evaluations were conducted.  In addition, bank regulatory authorities, as part of their periodic examinations of the Bank, review loan quality and the adequacy of the allowance for loan losses.  Their most recent review was conducted in September 2009.

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

As reported in Appendix 8, the Company’s allowance for loan losses as a percent of gross loans was 3.68% at December 31, 2009. The Company had net loan losses of $20.7 million for the year ended December 31, 2009, or 5.03% of average total loans outstanding.  At December 31, 2008, the Company’s allowance for loan losses as a percentage of gross loans was 1.83% and the Company had net loan losses of $3.2 million for the year, or 0.71% of average loans outstanding.

Peer data for all institutions reported in the Uniform Bank Performance Report for the State of Nevada reflects an allowance for loan losses to loans not held for sale of 3.76% of total loans at December 31, 2009.  This compares to the National Peer Group 3 (all insured commercial banks having assets between $300 million and $1 billion) ratio of 1.82% as of the same date.  For the National Peer Group, loan losses were reported at 2.78% of average total loans outstanding, on an annualized basis for the year ended December 31, 2009, while it was reported at .49%, for the year ended December 31, 2008 and .18% for the year ended December 31, 2007.

We employ a systematic methodology for determining the allowance for loan losses that includes a monthly review process and quarterly adjustment of the allowance.  Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics that could lead to impairment, as well as a detailed review of other loans (either individually or in pools).  While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans are also to some extent, based on management’s judgment and experience

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date.  Quantitative factors include national peer and state peer historical loss experience, our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Other factors include the financial strength of the borrower, collateral (if any), the loan-to-value ratio and other specific criteria.

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

During the past three years, we have continued to refine and further evaluate certain assumptions and estimation methods related to each primary loan category including peer group and the Company’s loan loss histories.  Prior to 2007, the Company sustained very low levels of loan charge-offs.  The increased level of loan charge-offs which started in 2007, combined with the declining economic environment, have altered our view of certain assumptions made during better times.  Given the continued deterioration in the economic environment, the Company had no unallocated reserve for losses inherent in the loan portfolio at December 31, 2009 while we had a $1.8 million unallocated reserve at December 31, 2008.  The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes management’s judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance.  The relationship of the unallocated component to the total allowance is likely to fluctuate from period to period.  Although management has allocated the majority of the allowance to specific loan categories, the evaluation of the allowance is considered in its entirety.

Management believes that the ALL at December 31, 2009 is sufficient to absorb losses inherent in the loan portfolio.  This amount is based on the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.  In addition, we carry an allowance for undisbursed loan commitments which is reported as an “other liability.”  At December 31, 2009, and 2008, such allowance totaled $144,000, and $121,000, and represented 0.92%,and 0.35% of loan commitments outstanding, respectively, and 0.04%, 0.03% of total gross loans, respectively.

NON-INTEREST EARNING ASSETS

Non-earning assets are those assets that by their characteristics do not generate interest income for the Company.  Generally speaking, a financial institution would prefer to minimize such assets, which are primarily composed of cash and due from balances, premises and equipment, bank owned life insurance, intangibles and “other” assets.  At December 31, 2009, 2008 and 2007 such assets totaled about $70 million, $56 million and $64 million frespectively, and represented approximately 15%, 10% and 10% of total assets, respectively. At December 31, 2009 this total was primarily comprised of $1 million intangibles, $37 million cash and due from banks, $2 million in assets held for debts previously contracted, $4 million in property and equipment, $2 million in accrued interest receivable and $24 million in other real estate owned.  Although the FRB ostensibly pays interest on balances held, these amounts are nominal at best and are used to offset the charges associated with utilizing FRB services.  In addition, the Bank traditionally only keeps such large volumes of excess funds at the FRB at end-of-quarter reporting periods, to alleviate the ravages of lost income.

At December 31, 2008 this total was comprised of $4 million goodwill and intangibles, $21 million non-interest bearing cash and due from banks, $10 million bank owned life insurance, $7 million in property and equipment, $2 million in accrued interest receivable and $8 million in deferred tax assets.

Cash and Due From Banks

Cash on hand and balances due from correspondent banks amounted to $37 million at December 31, 2009 compared to $21 million at December 31, 2008.  These amounts represented 7% and 4% of total assets at December 31, 2009 and 2008, respectively.  Of the $37 million held at the end of 2009, $32 million was held at the Federal Reserve Bank of San Francisco, to reduce the Company’s risk profile.

Premises and Equipment

Premises and equipment, net, totaled $4.5 million at December 31, 2009 compared to $7.4 million at December 31, 2008.  This represented 1% of total assets at December 31, 2009 and 2008. At December 31, 2009, there were no material commitments for capital expenditures, nor were there any fixed or long lived assets held for sale or impaired in value.  The reduction was primarily due to taking certain land pieces out of active branch construction plans and reclassifying to OREO.

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter.  Depreciation and amortization was approximately $1 million for the year ended December 31, 2009 as compared to $1.5 million during 2008.  Appendix 10, Premises and Equipment reflects the balances by major category of fixed assets.

Bank Owned Life Insurance

Effective March 11, 2009, each of Joe Bourdeau, Jack B. Buchold, John N. Donovan, David A. Funk, and Harold G. Giomi, entered into an Agreement For Termination Of Executive Supplemental Compensation And Split Dollar Agreements And Release And Waiver (“Agreement”).  Under the Agreement, each individual was paid the nominal sum of $10,000 in consideration for the forfeiture of any rights under or interest in the (i) Executive Supplemental Compensation Agreement, as entered into by and between Nevada Security Bank and him and (ii) the Split Dollar Agreement, as entered into by and between the Nevada Security Bank and him, each of which has been previously filed.  Each of the individuals further released from liability and waived any claims against Nevada Security Bank and The Bank Holdings.  Each of their spouses, where applicable, consented to the Agreement.  Other employees of Nevada Security Bank also entered into identical agreements as well, thus terminating all Executive Supplemental Compensation Agreements and Split Dollar Agreements to which the Bank was a party. As a result, all policies were cancelled, plans were terminated, and the Bank recorded a gain of $2.75 million and a positive adjustment to capital of $1.1 million.

At December 31, 2008 the Company had $9.8 million in Bank Owned Life Insurance (“BOLI”), as compared to $9.5 million at December 31, 2007.

Goodwill and Intangible Assets

The Company had intangible assets of $1.4 million and $4.1 million at December 31, 2009 and 2008, respectively.  During the Company’s annual assessment of goodwill during 2009, the Company recognized a goodwill impairment of $2.7 million as compared to 2008, when the Company recognized an impairment loss of $26.9 million.  Currently, the intangible asset is comprised of two components which are an amortizing core deposit intangible from the acquisition of NNB for approximately $872,000 and the purchase of CNA Trust for $500,000.  Goodwill and intangible assets are discussed in more detail in “Notes to Consolidated Financial Statements, NOTE 2 - Basis of Presentation and Nature of Operations” and “NOTE 10 - Intangible Assets” presented elsewhere herein.

Other Assets

Other assets are primarily composed of accrued interest receivable on investments and loans, certain prepaid accounts, deferred tax assets, and items in process of review and determination as to their ultimate disposition.  These amounts were $5 million, $12 million and $7 million as of December 31, 2009, 2008 and 2007, respectively.  Of the total “other assets”, accrued interest receivable represented 40%, 19% and 45% at December 31, 2009, 2008 and 2007, respectively.

A full allowance for the deferred tax assets was provided during 2009.  Such allowance was $21 million at the year ended December 31, 2009.  Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expenses in its financial statements that it has been allowed to deduct for taxes; therefore, the Company’s deferred tax asserts typically exceed its deferred tax liabilities.  The net deferred tax asset previously reported was primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation and securities depreciation, net of deferred liabilities which are comprised mainly of fixed asset depreciation differences and deferred loan origination.

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

In evaluating the available evidence, management considered historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment was required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation was based on current tax laws as well as management’s expectations of future performance based on its strategic initiatives.  Management evaluated all deferred tax assets and believes that the Company’s future taxable income potential could preclude the full realization of all amounts in future years.  Changes in existing tax laws and future results differing from expectations could result in significant changes in any deferred tax asset valuation allowance, however.

Deposits

Deposits are the most important source of the Company’s funds for lending and other business purposes.  In addition, the Bank derives funds from investment and loan portfolio interest and principal repayments, borrowed funds advances from the FHLB and FRB of San Francisco, repurchase agreements, treasury term borrowings, and loan sales.  Investment portfolio payments and loan repayments can be relatively stable sources of funds, while non-interest bearing and interest bearing deposit inflows and outflows are significantly influenced by general interest rate levels and money market conditions.  Borrowings and advances may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels.  They also may be used on a long-term basis to support expanded activities and to match maturities of longer-term assets.  Deposits obtained through the subsidiary Bank have traditionally been the principal source of funds for use in lending and other business purposes.  The Bank has a number of different deposit programs designed to attract both short-term and long-term deposits from the general public by providing a wide selection of accounts and rates.  These programs include personal and commercial checking, regular statement savings, health savings, interest-bearing checking, money market deposit accounts, and fixed rate certificates of deposit with maturities ranging from three months to five years, negotiated-rate jumbo certificates, non-interest demand accounts, and individual retirement accounts.  Deposits are obtained primarily from individuals and business residents of the Company’s northern Nevada and northern California market areas.

An important balance sheet component impacting the Company’s net interest margin is the composition and cost of the Company’s deposit and other interest bearing liability base.  Net interest margin is improved to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, which are defined by regulators as non-interest bearing demand, NOW accounts, savings accounts, money market deposit accounts (MMDA’s) and time deposits under $100,000.

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

It is believed that the most volatile deposits in a financial institution are the large certificates of deposits, those generally over $100,000.  Because these deposits, when considered with other customer specific deposits, may exceed the maximum amount of FDIC insurance for an account, depositors may select shorter maturities to offset perceived risk elements associated with total interest bearing deposit accounts in excess of the FDIC insured limit of $250,000.  The Company may find such certificates to be more volatile than those of lesser amounts generated within its branches from traditional sources; however, as branches generate additional deposit growth, this effect is substantially mitigated.  Refer to Appendix 11, Maturity Schedule of Time Certificates of Deposit for more information.

Total deposits, which were $481 million at December 31, 2009, increased by $15 million, or 3%, compared to December 31, 2008.  Increases in time deposits, interest bearing demand and IRA accounts were partially offset by decreases in non-interest bearing demand, savings and money market accounts.  The 2009 changes in non-interest bearing demand, savings and money market accounts are primarily attributed to the FDIC’s takeover of IndyMac Bank and the US Treasury Department’s guarantee of broker/dealer money market accounts during 2008.  As a result, there was a “flight to safety” of customer deposits towards perceived “too big to fail” national competitors such as Wells Fargo and Bank of America, as well as certain investment banks and brokerage houses.  It was only with later FDIC actions to fully guarantee non-interest bearing transaction accounts and to guarantee up to $250,000 in interest bearing accounts that some faith in community banking was restored.  There was a substantial reduction in savings accounts due to the loss of a state sponsored program, which was moved to a major bank.  This action reflects the risk averse nature of public agencies, given uncertain economic times, and the effect of “two big to fail” policies of the U.S. Department of Treasury.  Money Market and IRA account increased due to heavy marketing and rate incentives in our local markets, while time deposits less than $100,000 decreased by $96 million, or 41%, due to decreases of $131 million in brokered deposits and special rates granted for new certificate customers, while certificates of deposits over $100,000 increased by $100 million due to special promotional rates in our local markets, and to replace brokered funds that matured.

The Company accepts brokered deposits on a selective basis at prudent interest rates to augment deposit growth.  There were $50 million and $181 million of brokered deposits at December 31, 2009 and 2008, respectively.  All brokered deposits currently held mature in less than one year.  In fact, of the amount held at December 31, 2009 $10 million matured and was paid off in early February, 2010.  Brokered deposits are generally less expensive to generate than retail deposits but are not currently a guaranteed source of funds, which may affect the Company’s ability to raise necessary liquidity.

At December 31, 2009, the Company’s deposits were composed of 8% in non-interest bearing demand deposits, 2% in interest bearing demand deposits, 1% in savings, 18% in money market, 3% in IRAs, 30% in time deposits less than $100,000 and 38% in time deposits greater than $100,000, while the composition of deposits was 11% non interest bearing demand, 2% interest bearing demand, 3% savings, 13% money market, 1% IRA’s, 52% in time deposits less than $100,000 and 18% in time deposits over $100,000 at December 31, 2008.

Non-Interest Bearing Liabilities

Non-interest bearing deposit liabilities are an integral part of a financial institution’s funds portfolio.  These consumer and business checking accounts provide a relatively stable source of investable funds which are considered among a financial institution’s core deposits.  As noted in Appendix 1 non-interest bearing demand deposits averaged $49 million, $57 million and $61 million, respectively, or about 10% of total average deposits for the twelve months ended December 31, 2009, and 12% for 2008 and 2007. The other major portion of non-interest bearing liabilities are accrued but unpaid interest due on interest bearing deposit liabilities, which are generally not substantial in nature or volume.

Accrued expenses and other liabilities totaled $1 million and $5 million respectively at December 31, 2009 and 2008, and are primarily represented by amounts calculated for interest payable and other expenses accrued but unpaid.  Accrued interest payable amounted to $1 million at December 31, 2009, and $1.4 million at December 31, 2008.  There was no reserve for taxes at December 31, 2009 and there was a debit balance of $2.6 million at December 31, 2008.

Other Borrowings and Subordinated Debt

We may occasionally use Fed funds purchased and short-term Federal Home Loan Bank (“FHLB”) borrowings to support liquidity needs created by seasonal deposit flows to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  The borrowing lines at FHLB and the FRB are dependent on the level of pledged collateral and the extent of FHLB stock held.  There was a total of $31 million available from the FHLB and $5.2 million available from the FRB at December 31, 2009 as compared to $116 million at December 31, 2008, less $27 million in funds drawn.  Such funds would be made available on an overnight, index-based rate at the date of usage.

During 2009, the lines of credit available to us under various agreements with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco were available under specified conditions.  The extent of pledged collateral available, the amount of the line and the period over which funds can be drawn may be subject to terms and conditions set forth in an underlying letter of understanding.  The FHLB of San Francisco, as a result of its own de-leveraging, has reduced standard credit lines from 25% to 20% of an eligible institution’s asset base and has concomitantly reduced advance rates for certain types of real estate secured assets.  As a result, the Bank has reduced its volume of assets pledged to the FHLB to specific securities, and has taken back all previously pledged loans.  Since such availabilities were reduced, management has re-positioned other internal and external sources of liquidity to support reduced availability from current lines.  As of December 31, 2009, the Company had no advances outstanding from the FHLB or FRB as compared to December 31, 2008, when $27 million had been drawn.  However, at December 31, 2009 the bank had a mortgage payable of $58,000 under a property previously foreclosed and held in OREO.

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

In 2005, the Company and its Connecticut statutory trust subsidiary, “The Bank Holdings Statutory Trust I”, (the “Trust”) entered into a purchase agreement pursuant to which it was agreed that the trust would issue approximately $15.5 million of floating interest rate trust preferred securities (the “Trust Preferred Securities”).  The Trust Preferred Securities were issued and sold in a private placement exempt from registration under the Securities Exchange Act of 1933, as amended.  The Company acquired an additional $5.2 million in Trust Preferred Securities in the purchase of NNB Holdings, Inc.  The Trust Preferred Securities issued by the Company require quarterly distributions of interest at a floating rate equal to the three month LIBOR plus 1.42% until December 15, 2010 when the rate may be fixed.  Since March 2009 no quarterly interest payments due on the subordinated debentures have been made, and the Company is currently restricted from doing so by regulatory action.  The securities acquired from the purchase currently have a fixed rate of 5.95% and will adjust to LIBOR plus 1.85% beginning June 15, 2010.

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

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets.  Based on the Company’s outsourced BancWare asset and liability management software system, the December 31, 2009 EVE under a base case scenario was determined to be $12 million; while at December 31, 2008 it was reported to be $77 million.

Capital Resources

This section is qualified in its entirety by Note 1 to the financial statements, “Going Concern and Regulatory Actions”

At December 31, 2009, the Company had a deficit net worth (total shareholders’ equity) of $6 million comprised of $74 million in common stock and surplus, $80 million in retained deficits, and $120,000 in accumulated other comprehensive income.  Total shareholders’ equity at the end of 2008 was $37 million.  The substantial variance is as a result of three significant factors that occurred during 2009.  The first factor concerns the unprecedented decline in the value of assets held by the Bank.  The magnitude of the past three years loan loss provisions, goodwill and investment impairments taken, net interest margin decline and increased overhead costs have decimated shareholder value. The past three years loan loss provisions have totaled $33 million.  Goodwill and investment impairments over the same period have approximated $45 million.

Each of these areas has been exacerbated by the depth, length and breadth of the current economic malaise, inextricably tied to the impact of monetary and fiscal policy of the U.S. Government.  The economic recession in effect since December 2007 has affected every facet of our organization, most notably the ability of our borrowers to repay their contracted obligations.  As a result, we continually evaluate the adequacy of our Allowance for Loan Losses and believe the $13 million allowance at 2009 is adequate to meet the loan losses inherent in our loan portfolio, although no absolute assurance may be given in this regard.

The Bank is currently “significantly undercapitalized”, while the Company is “critically undercapitalized” at December 31, 2009.  Although the Bank and Company have reduced their risk-based asset levels during 2009 to more adequately reflect the reduced level of capital resources, there can be no assurance that the current level of capital at the Bank or Company will allow the organization to continue as a going concern. According to the Prompt Corrective Action Guidelines of regulatory agencies, the Bank and the Company were “well capitalized” at December 31, 2008.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation (“FDIC”) has promulgated risk-based capital guidelines for all state non-member banks such as Nevada Security Bank.  These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures.  There are two categories of capital under the guidelines. Tier 1 Capital includes common stockholders’ equity and qualifying minority interests in consolidated subsidiaries, less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  Tier 2 Capital includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.  At December 31, 2009 Nevada Security Bank’s total risk-based assets were $388 million as compared to $497 million in total assets.  At December 31, 2008, and 2007, the Company’s total risk-based assets were $477 million, and $520 million, respectively compared to $556 and $627 million in total assets, respectively.  This roughly indicates the intensity of capital usage when compared to total reported assets as noted elsewhere within the body of this report.

Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors.  The categories range from “well capitalized” to “critically Undercapitalized.”  Institutions that are “Undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

The Company uses a variety of measures to evaluate its capital adequacy with risk-based capital ratios calculated separately for the Bank and the Company.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines.  Based on current regulatory definitions, the Bank is “significantly undercapitalized”, which is the defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.  The Company is “critically undercapitalized” and both the Bank and the Company do not currently meet minimum thresholds established by industry regulators.

Appendix 15 sets forth the Bank’s and the Company’s regulatory capital ratios as of the dates indicated.

Common Stock Repurchase Plan

During December 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to $3.0 million of the Company’s common stock on the open market or in privately negotiated transactions.  During the year ended December 31, 2008, the Company repurchased 36,920 shares on the open market for an aggregate purchase price of $46,000.  There were no common stock repurchases in 2009.  At December 31, 2009, the Company was prohibited from doing so by regulatory action.

Impact of Inflation/Deflation

A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories.  Inflation can have an impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to asset ratio.  Inflation has been minimal for the past several years and as such has had little or no impact on the financial condition and results of operations of the Company during the periods discussed herein.  The effects of deflation are more sinister, reducing the value of non-interest-bearing assets held in portfolio by requiring write-downs of market valued assets and dimishing values of leased properties held for branch locations without lessening the costs of such service facilities.

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

The liquidity of the Company is comprised of three primary classifications:  cash flows provided by or used in operating activities, cash flows provided by or used in investing activities, and cash flows provided by or used in financing activities.  Net cash provided by or used in operating activities consists primarily of net income or loss adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the twelve months ended December 31, 2009 net cash provided by operating activities was minimal, compared to $4 million used in operating activities in 2008.  The deterioration for the twelve months ended December 31, 2009 over the same period of 2008 was primarily the result of the increases in the provision for loan losses caused by the difficulties in the real estate markets during the year.  Similarly, the deterioration for the twelve months ended December 31, 2008 over the same period of 2007 was primarily as a result of the reduction in the exchange activity and increases in the provision for loan losses caused by the difficulties in the real estate markets in the latter part of 2008.

Net cash used in investing activities, consisting primarily of the activities of securities, loans, and OREO was approximately $25 million for the twelve months ended December 31, 2009, as compared to $34 million for the twelve months ended December 31, 2008. The change in investing activities for 2009 was primarily due to the net decreases in loans and the addition of OREO properties as a result of economics in local markets felt by the Company during the year.

For the twelve months ending December 31, 2009, the net cash used in financing activities was $12 million, as compared to cash used in financing of $29 million for the same period of 2008.  This change from 2008 acknowledges balance sheet management which reflected the reduced volumes of borrowings.

As of December 31, 2009, non-pledged securities comprised about $35 million or 45% of our securities portfolio.  Other forms of balance sheet liquidity on that date include vault cash and balances due from banks which totaled $37 million.  In addition to the liquidity inherent in our balance sheet, we have off-balance-sheet liquidity in the form of lines of credit from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco.

Availability on these lines totaled approximately $36 million at December 31, 2009.  We manage our liquidity so as to be able to meet any unexpected sudden change in levels of assets or liabilities.  At December 31, 2008, all non-pledged investments were approximately 29% of our securities portfolio.

On a long term basis, the Bank’s liquidity may be met by changing the relative distribution of its asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets.  Further, it may increase liquidity by soliciting higher levels of deposit accounts through promotional activities, the use of deposit brokers, or borrowing from correspondents through drawing on its lines of credit.  At the current time, the long-term liquidity needs of the Bank primarily relate to funds required to support loan commitments, lease obligations, certificate of deposit maturities and debt repayment.  All of these needs can currently be met by the volumes of liquid funds on hand, as well as by cash flows from loan and investment payments and maturities and investment sales, if needs be.

The Bank Holdings is a company separate and apart from Nevada Security Bank.  It must provide for its own liquidity.  The private placement which closed August 6, 2006 provided equity and liquidity with which it may support the continued activities of Nevada Security Bank or of any non-bank subsidiaries, and pay for its obligations incurred during the normal course of business.

	Payments Due By Period
	(dollars in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt (TRUPS) Obligations	20,619	—	—	—	20,619
Operating Lease Obligations	4,567	870	1,350	519	1,828

Total	25,186	870	1,350	519	22,447

Long Term Obligations -

TRUPS $5,155,000 matures 6/15/35

TRUPS $15,464,000 matures 12/15/35

Recently Issued Accounting Pronouncements

See NOTE 27 - New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

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

BancWare modeling software is used for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s primary subsidiary, Nevada Security Bank and its net interest margin.  These simulations can also provide both static and dynamic information on the projected fair market values of the Bank’s financial instruments under different interest rate scenarios.  The simulation program utilizes Bank specific loan, deposit and investment data, and incorporates assumptions on the re-pricing characteristics of embedded options to determine the effects of a given interest rate change on the subsidiary Bank’s interest income and interest expense.  Rate scenarios consisting of key rate and yield curve projections are run against the Bank’s investment, loan, deposit and borrowed funds portfolios.  These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).  The Bank typically uses seven standard interest rate scenarios in conducting its simulations, six of which are provided in Appendix 13.

The Bank’s policy is to target the change in the Bank’s net interest income for the next 12 months to plus or minus 7% based on a 100 basis point (b.p.) shock, plus or minus 14% based on a 200 b.p. shock, and plus or minus 21% based on a 300 b.p. shock in interest rates.

Appendix 13 sets forth information on the Bank’s estimated net interest income sensitivity profile as of December 31, 2009.  The table illustrates that if there were an immediate downward adjustment of 100 basis points in interest rates and the Bank did nothing further with regard to the active management of its assets or liabilities, net interest income would likely increase by around $1 million, or approximately 0.02%, over the next twelve months.  By the same token, if there were an immediate increase of 100 basis points in interest rates, the Bank’s net interest income would decrease by $1 million or 0.03% over the next year.  Management does not expect current rates to fall further over the next twelve months.  While the simulations as of December 31, 2009 show potential declines in net interest income in three out of the six scenarios presented, the impact on earnings is negligible.  The Company’s balance sheet is fairly well insulated to interest rate risk and management is proactive in addressing the maintenance of the Company’s net interest margin.  However, the preceding interest rate simulation model discussion does not represent a financial forecast and should not be relied upon as being indicative of future results.

At the current time, the Company’s asset and liability portfolios have varying degrees of imbedded rate risk.  For example, all of our investments are fixed rate except for equity positions, while in our loan portfolio, of the $300 million in accruing loans, $60 million is fixed rate at a current coupon of 5.14%, $83 million is prime based, and $157 million is tied to Treasury indices.

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

As shown in Appendix 14, Interest Rate Sensitivity Gap, during the first three months of 2010, approximately 27% of interest bearing liabilities could reprice, compared with 12% of all interest earning assets.  This would be characterized as a negative gap; that is, more liabilities reprice in this period than assets.  A positive gap implies that more assets than liabilities reprice in a given time frame, and the intuitive reaction would be that in a falling rate environment, it would be more beneficial to be negatively gapped; that is, interest bearing liabilities drop in price faster than interest earning assets, and in a rising interest rate environment it would be better to have interest earning assets reprice quicker than interest bearing liabilities, thereby creating additional short-term income.

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

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed.  Economic values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value and does not vary with interest rate fluctuations.  An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.  At the current time, the Company determines the economic value of equity (“EVE”) on a quarterly basis, and has established guidelines for such variances based on historical, economic and Company trends.

Federal Taxation

The Company files a consolidated federal tax return for all entities, using the accrual method of accounting.  All required tax returns have been filed when due. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended in the same general manner as other corporations.  See Note 14 to the Consolidated Financial Statements for additional information.

State Taxation

Under Nevada law, financial institutions are subject to employment and branch location taxes but not income taxes.  The employment tax is calculated 2.0% of total salaries and wages, while the branch location fee is $7,000 per branch location, per year.  Montana and California impose state income taxes.  In these states the Company files a tax return based on allocated income that is calculated pursuant to income allocation criteria.  These criteria are:

·                  Property Factor:  Real and personal property, rent or lease expense and loan and credit card receivables sourced on the location;

·                  Revenue Factor:  Interest, fees and penalties secured by real property sourced to the state where the property is located; and

·                  Payroll Factor:  Payroll consists of salaries, wages and other compensation by state tied to Federal 940 reports or state unemployment reports.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ reports listed below are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Bank Holdings

We have audited the accompanying consolidated balance sheets of The Bank Holdings and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bank Holdings and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s operating losses, significant non-performing assets, its deteriorating capital position and its Stipulation and Consent to the Issuance of an Order to Cease and Desist with the Federal Deposit Insurance Corporation and the Nevada Financial Institutions Division, raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also discussed in Note 1 and 3 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

Stockton, California

April 15, 2010

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$36,803	$21,260
Liquid money market funds and other short term investments	—	883
Federal funds sold	895	965
Cash and cash equivalents	37,698	23,108
Securities, available for sale	77,181	1,766
Securities, held to maturity (fair value at 2008: $58,228)	—	58,755
Equity Securities, trading	—	83
Other non-marketable equity securities, at cost	3,668	4,306

USDA Loans (at fair value)	—	858
Loans, gross	357,411	440,363
Allowance for loan losses	(13,144)	(8,061)
Deferred loan fees, net	(698)	(934)
Loans, net	343,569	432,226

Premises and equipment, net	4,492	7,396
Other real estate owned	24,489	2,156
Bank owned life insurance	—	9,833
Intangible asset	1,372	1,451
Goodwill	—	2,653
Other assets	4,303	12,312
TOTAL ASSETS	$496,772	$556,045

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Deposits:
Noninterest bearing demand	$40,201	$52,107
Interest bearing demand	9,757	10,775
Savings	3,034	15,453
Money Market	87,105	61,499
IRA’s	16,384	6,183
Time deposits < $100,000	140,668	236,784
Time deposits > $100,000	183,600	83,211
Total deposits	480,749	466,012
Short term borrowed funds	58	22,000
Long Term borrowed funds	—	5,000
Junior subordinated debt	20,619	20,619
Exchange Liabilities	—	200
Accrued expenses and other liabilities	1,324	4,970
Total Liabilities	502,750	518,801

Commitments and contingencies (Notes 16)

Stockholders’ equity (deficit):
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 10,000,000 authorized; 5,794,179 issued and outstanding as of December 31, 2009 & 2008	58	58
Additional paid-in capital	74,134	73,993
Accumulated deficit	(80,290)	(36,316)
Accumulated other comprehensive income (loss)	120	(491)
Total stockholders’ equity (deficit)	(5,978)	37,244
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$496,772	$556,045

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Interest and dividend income:
Federal funds sold and other short term investments	$124	$96	$806
Debt securities, taxable	2,640	3,492	2,968
Debt securities, non-taxable	609	1,132	775
Dividends	21	273	173
Loans, including fees	23,368	31,833	40,461
Total interest and dividend income	26,762	36,826	45,183

Interest expense:
Deposits	13,728	14,475	19,059
Other borrowed funds	1,445	3,015	3,905
Total interest expense	15,173	17,490	22,964

Net interest income before provision for loan losses	11,589	19,336	22,219

Provision for loan losses	25,734	4,025	3,007

Net interest income (loss) after provision for loan losses	(14,145)	15,311	19,212

Non-interest income:
Service charges on deposit accounts	630	617	425
Other service charges, commissions and fees	139	240	381
Income on bank owned life insurance	27	360	393
Exchange fee income	11	82	163
Net gain (loss) on trading securities	(22)	(997)	118
Unrealized gain (loss) on fair value loans	—	10	(77)
Realized gain (loss) on sale of fair value loans	3	—	5
Realized gain (loss) on other real estate owned	(63)	(194)	—
Realized gain (loss) on sale of fixed assets	201	(57)	11
Realized gain (loss) on sale of investment securities	(35)	(1,907)	3
Impairment charges on investment securities	(1,700)	(13,467)	—
Gain on surrender of deferred compensation plans	2,750	—	—
Total non-interest income	1,941	(15,313)	1,422

Non-interest expense:
Salaries and employee benefits	7,248	9,493	9,566
Occupancy and equipment	2,394	2,739	2,709
Marketing	461	529	866
Data Processing	504	538	629
Deposit and loan servicing costs	896	784	891
FDIC Assessments	1,579	360	127
Accounting, legal and tax	1,000	907	880
Other professional services	996	452	618
OREO Expense	6,106	497	0
Telephone and data communications	479	599	555
Goodwill impairment	2,653	26,911	—
Other expenses	628	601	1,466
Total non-interest expenses	24,944	44,410	18,307

Net (loss) income before income tax (benefit) provision and Minority Shareholder interests	(37,148)	(44,412)	2,327

Minority Shareholders share of net (loss)/income of subsidiaries	—	—	(27)
Income tax provision (benefit)	8,339	(7,028)	625

NET (LOSS) INCOME	$(45,487)	$(37,384)	$1,729

Net (loss) earnings per share:
Basic	(7.85)	(6.41)	0.30
Diluted	(7.85)	(6.41)	0.29

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2009, 2008 and 2007

	Comprehensive Income (Loss)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in thousands, except per share data)

Balance at December 31, 2006		5,831,099	$54	$73,345	$878	$(709)	$—	$73,568

Adoption of fair value option					(464)			(464)
Stock dividend February 15, 2007			4		(4)

Net income	$1,729				1,729			1,729

Compensation expense related to stock options				421				421

Other comprehensive income:
Unrealized holding gain on securities available for sale arising during the year	(398)
Less reclassification adjustment for gains included in net income	(19)
Net unrealized holding gains	(417)					(417)		(417)
Comprehensive Income	$1,312
Balance at December 31, 2007		5,831,099	$58	$73,766	$2,139	$(1,126)	$—	$74,837

Cumulative effect of adoption of split life insurance arrangements					(1,071)			(1,071)
Purchase of treasury stock		(36,920)					(46)	(46)
Retirement of treasury stock				(46)			46

Net loss	$(37,384)				(37,384)			(37,384)

Compensation expense related to stock options				273				273
Amortization of unrealized minimum projected benefit obligation of defined benefit plan						65		65

Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year	(14,804)
Less reclassification adjustment for losses included in net income	15,374
Net unrealized holding gains	570					570		570
Comprehensive Income	$(36,814)
Balance at December 31, 2008		5,794,179	$58	$73,993	$(36,316)	$(491)	$—	$37,244

Net loss	$(45,487)				(45,487)			(45,487)

Additional Capital Contribution				(78)				(78)
Compensation expense related to stock options				219				219

Effect of Forfeiture of BOLI and SERP agreements					1,513			1,513

Other comprehensive loss:
Unrealized holding gain (loss) on securities available for sale arising during the year	2,346
Less reclassification adjustment for losses included in net income	(1,735)
Net unrealized holding gain (loss)	611					611		611
Comprehensive Loss	$(44,876)
Balance at December 31, 2009		5,794,179	$58	$74,134	$(80,290)	$120	$—	$(5,978)

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Periods Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(45,487)	$(37,384)	$1,729
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for loan losses	25,734	4,025	3,007
Provision for OREO Allowance	4,598	—	—
Stock option compensation expense	219	273	421
Net amortization of securities	147	201	355
Depreciation	791	517	1,025
Activity of trading securities, net	83	(4,737)	520
Unrealized gain on trading securities	—	1,131	(118)
Unrealized (gain)/loss on loans carried at fair value	—	(10)	77
(Loss)/income attributable to minority shareholders	—	—	(27)
Activity of exchange assets, net	—	(3,901)	(9,189)
Realized loss/(gain) on sales of fixed assets, net	—	57	(11)
Realized loss on sales of fair value loans	—	—	5
Realized loss/gain on sale of OREO	36	—	—
Realized loss/(gain) on sales of securities, net	1,736	13,362	(3)
Impairment of Goodwill	2,653	26,911	—
Provision for deferred tax asset	8,339	—	—
Gain on forfeiture of deferred compensation plan	2,750	—	—
Net change in:
Other assets and liabilities, net	(4,289)	3,278	(5,148)
Net cash (used in) provided by operating activities	(2,690)	3,723	(7,357)

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	73,353	19,989	6177
Purchases	(91,138)	(16,679)	(9,418)
Activity of securities held to maturity:
Proceeds from sales, maturities, prepayments and calls	—	32,409	22,033
Purchases	—	(32,922)	(7,848)
Activity in non-marketable equity securities, net	—	1,907	1,464
Investment in non-bank subsidiaries, net	—	(1,040)	(358)
Proceeds from forfeiture of BOLI	9,281	—	—
Decrease (increase) in bank owned life insurance	—	(276)	2,395
Net (increase)/decrease in loans	37,656	31,442	(11,498)
Purchases of premises and equipment, net	(70)	(692)	(551)
Other	403	—	—
Net cash used in investing activities	29,485	34,138	2,396

Cash flows from financing activities:
Net (decrease) increase in deposits	14,737	14,677	(45,662)
Net (decrease)/increase in borrowings	(26,942)	(43,610)	31,080
Net cash (used in) provided by financing activities	(12,205)	(28,933)	(14,582)

Net change in cash and cash equivalents	14,590	8,928	(19,543)

Cash and cash equivalents at beginning of the period	23,108	14,180	33,723
Cash and cash equivalents at the end of the period	$37,698	$23,108	$14,180

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$15,173	$17,490	$23,517
Cash paid on income taxes	—	885	1,319

Non cash items:
Net effect of reversal of life insurance liability	(491)
Loans transferred to OREO	25,267
Fixed assets transferred to OREO	1,965
Unrealized gain/loss in AFS securities	491

Non-Cash Items:

For year end December 31, 2007, the Company adopted the fair value option and recorded a non-cash decrease to certain USDA and SBA loans of $736,000, a decrease to retained earnings of $464,000 and an increase of deferred taxes of $272,000.

The accompanying notes are an integral part of these consolidated financial statements.

THE BANK HOLDINGS

Notes to Consolidated Financial Statements

December 31, 2009

NOTE  1 —GOING CONCERN AND REGULATORY ACTIONS

Going Concern

Our Company has been significantly and adversely impacted by the continued decline in economic conditions in the U.S., the western states, and more specifically, northern California and northern Nevada.  The Company faces unprecedented challenges with the increasing level of non-performing loans, the steep declines in the underlying value of real estate collateral and the greater loan loss provisions required.  Stockholders’ equity reflects a deficit balance of $6 million at December 31, 2009 from $37 million at December 31, 2008 as a result of year-to-date loan loss provisions of $26 million, a valuation allowance for deferred taxes of $8 million, OREO expenses and write-downs of $6 million, a goodwill impairment of $3 million, and an increase in non-performing assets and steep increases in deposit insurance premiums.  As a result of these items, our Bank and Company are deemed to be “significantly undercapitalized” and “critically undercapitalized”, respectively, as of December 31, 2009.  These conditions create a substantial doubt about our Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the reduction of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of our Company’s inability to repay the outstanding principal balance of its debt or from any extraordinary regulatory action, either of which could affect its ability to continue as a going concern.

The Company has taken certain steps in an effort to continue with safe and sound banking practices and engaged consultants, investment bankers and others to assist in seeking additional capital.  Further, the Company has exercised its contractual right to defer the interest (accrued and deferred interest at December 31, 2009 totaled $517,000) on junior subordinated debt (“Trust Preferred Securities”), and has taken a number of actions to reduce costs and reduce commercial real estate loan concentrations, to maintain a safe and sound institution.

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

As a result of being deemed undercapitalized under the prompt corrective action rules, our Bank is subject to certain regulatory restrictions.  These include, among others, that our Bank may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC and may not increase the average total assets during a calendar quarter to exceed 5% of its average total assets during the preceding calendar quarter, may not acquire a business, establish or acquire a branch office, or engage in a new line of business and may not increase the level of brokered deposits.

The “Directive” requires the Bank to take certain actions including recapitalization within 30 days, and other items already reflected in the “Order”.

Further, as we reported in our Form 8-K filed with the SEC on November 23, 2009, the Company entered into a Written Agreement with the Federal Reserve Bank of San Francisco.  Under the terms of the Written Agreement, The Bank Holdings has agreed to take certain actions that are designed to maintain its financial soundness so that it may continue to serve as a source of strength to its subsidiary, Nevada Security Bank.  Among other things, the Written Agreement requires prior written approval related to the payment or taking of dividends and distributions, incurrence of debt, and the purchase of redemption of stock.  In addition, the Written Agreement requires The Bank Holdings to adopt, submit and implement an acceptable capital plan and maintain regular reporting to the Federal Reserve during the term of the agreement.  The Bank Holdings must also provide notice of capital changes and comply with applicable laws and regulations regarding the addition of executive officers or directors and the payment of indemnification and severance.

Compliance Efforts

As previously disclosed by the Company, many of the corrective actions requested by regulators were initiated in prior periods by management and the Board of Directors.  These activities included reducing the size of the balance sheet to require less risk based capital, reducing loan concentrations, maintaining an adequate allowance for loan and lease losses, reducing brokered deposits held by the Bank and preserving capital and enhancing operations.  In addition, management and the Board have aggressively listed and marketed loans, facilities, and bank owned properties and have continued to solicit discussions with potential capital investors.  We have reduced staff, the number of banking facilities and continued containment of other operating expenses.  We have worked towards enhancing our net interest margin, even with a greater volume of non-accrual loans, and have lowered our funding costs on a monthly basis.  Some of these efforts have been successful, while our effort to raise capital from internal or external sources has yet to bear fruit.

NOTE 2 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

Effective January 1, 2009 new accounting guidance was issued, establishing accounting and reporting standards for the noncontrolling interest in a subsidiary previously referred to as a minority interest.  The Company chose not to change the presentation on the net income attributable to the noncontrolling interest on the 2007 Statement of Operations or Stockholders’ Equity.

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

During the first quarter of 2006, the Company acquired two qualified intermediary (the “QI”) companies, Rocky Mountain Exchange (formerly known as Big Sky Property Exchange) and Granite Exchange, Inc. which facilitate tax-deferred real estate transactions under Section 1031 of the Internal Revenue Code.  Rocky Mountain Exchange was located in Bozeman, Montana, and Granite Exchange is headquartered in Roseville, California.  The Company closed the Rocky Mountain Exchange office effective July 31, 2008 and sold Granite Exchange on June 30, 2009.  Qualified intermediaries select the financial institution to hold depositor accounts created as part of the exchange transactions.  The exchange balances deposited into the Bank should increase the Bank’s core deposits, decrease the Bank’s loan to deposit ratio, and support future loan growth.  These subsidiaries have been consolidated on the Company’s books.

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

These entities are collectively referred to herein as the Company.  Segment information is presented in NOTE 24.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States of America and general practices within the banking industry, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other real estate owned, material estimates that are susceptible to substantial change over the longer term relate to the determination of loan origination costs, equity-based compensation, goodwill and income taxes.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, demand amounts due from banks (including cash items in the process of clearing), liquid money market funds and federal funds sold.  Cash flows from loans, deposits, and proceeds from issuance of common stock are reported net.  The Company maintains amounts on account with other institutions which, at times, may exceed federally insured limits.  A significant concentration exists with relation to deposits held at Pacific Coast Bankers’ Bank, and the Federal Reserve Bank of San Francisco, Nevada Security Bank’s primary correspondent banks. The Company has not experienced any losses on any such accounts.

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

Other Than Temporary Impairment of Investment Securities

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary.  This assessment includes a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.  For debt securities that are considered other than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the amount of impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. See NOTE 6 — Securities.

Trading Account & Derivative Financial Instruments

The Company’s prior “trading account” consisted of specific equity investments that were carried at market value and separately reported in Note 6 - Securities.  Unrealized gains and losses are included in earnings as non-interest income.  Gains and losses on the sale of equities are recorded on the trade date and are determined using the specific identification method.  No trading assets were held as of December 31, 2009

The Company has a policy that provides for the use of derivative financial instruments held or issued for “trading account” purposes.  These instruments are utilized for risk management purposes, and are measured at market value with gains or losses represented in earnings.  Equity investments comprise the major portion of “trading account” assets. “Derivative financial instruments” are exchange traded covered call options written on some, but not all, of such equity investments.  These options were carried at market value and were recorded in other liabilities.  None existed as of December 31, 2009 or 2008.

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

Amortization of leasehold improvements is computed principally by the straight line method over the term of the lease or the estimated useful life of the assets, whichever is shorter.  Amortization expense on assets acquired under capital leases, which are being amortized over the lease terms, is included with depreciation expense on owned assets.  There are no capital leases outstanding as of December 31, 2009.

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Other real estate owned was $24 million and $2 million at December 31, 2009 and 2008, respectively.

Goodwill and Intangible Assets

For acquisitions, the Company records the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired by the Company. The Company tests goodwill annually for impairment. Such tests involve the use of estimates and assumptions. See NOTE 11 — Goodwill.  Intangible assets other than goodwill, such as deposit-based intangibles which are determined to have finite lives, are amortized on a straight line basis over their estimated useful lives, which is approximately seven (7) years.  See NOTE 10 — Intangible Assets.

Non-Marketable Securities

Non-marketable securities are included in other equity securities on the balance sheet.  These securities include debt and equity investments acquired for various regulatory, investment and other purposes.  These securities are recorded at cost as we believe that the cost of these investments is initially the best indication of estimated fair value unless there have been significant subsequent negative developments that justify an adjustment.  The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB) system and is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB.  The recorded amount of the FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Portfolio).  The Bank also has an investment in Pacific Coast Bankers’ Bancshares (PCBB), its correspondent bank, to facilitate transactions between the two companies.  The Company had a small investment in Carson River Community Bank which was opened during 2006, and closed on February 26, 2010 by regulatory action. The $100,000 residual value of this investment was written off as of December 31, 2009.

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

Pre-underwriting fees

The Company previously had agreements with third parties under which the Company performed certain pre-underwriting activities on SBA loans which were funded by the third party. These activities are conducted in the Silverado Bank division.  The Company is required to refund any fee paid, in the event of delinquency, default, or early payoff during the first six months of the loan term.

Management records a liability equal to 100% of the fee at the date the fee is received, less any commissions, fees or incentives paid to individuals involved in the transaction.  This liability is reduced ratably over the six month contingency period.  There were no such fees taken during the year ended December 31, 2009 or 2008.

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

In evaluating the available evidence, management considers historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance based on its strategic initiatives.  Changes in existing tax laws and future results differing from expectations may result in significant changes in any needed deferred tax assets valuation allowance. It is not assured that any of the deferred tax assets will be realized.

An uncertain tax position is a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not the Company is required to make judgments and assumptions to measure the amount of the tax benefits to be recognized based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the consolidated statements of financial condition and the consolidated statements of operations.

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

Salary Continuation Plan

The Company previously initiated action to provide certain key executives, or their designated beneficiaries, with annual benefits after retirement, until death.  At the December 31, 2009 consolidated balance sheet date, there were no accrued benefits due to the executives’ forfeiture of such plan during the first quarter of 2009.  These forfeitures contributed $4 million to the capital base of the Company.

Officer and Director Deferred Compensation Plan

The Company had previously established a deferred compensation plan for certain members of the management group and deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation.  These plans were terminated effective August 13, 2009, and each participant of The Bank Holdings (“Company”), entered into a Release and Waiver (“Agreement”) in connection with a distribution and payment under the Company’s Executive Nonqualified Excess Plan (“Plan”).  The Company believes that the Plan may have fallen out of compliance with IRS regulations as early as January 1, 2009 and based thereon, the Company decided to terminate the Plan, and distribute contributions previously made by the individual participants.  Under the Agreement, each individual received a distribution of his or her account balance under the Plan that is other than grandfathered for purposes of being covered by Section 409A of the Internal Revenue Code of 1986, as amended, in consideration for releasing the Company and Nevada Security Bank from any liability for the termination of the Plan and the distribution and payment of the non-grandfathered portion, including the Participant’s liabilities for any excise taxes or interest under Section 409A of the Internal Revenue Code portion, including the Participant’s liability for any excise taxes or interest under Section 409A of the Internal Revenue Code of 1986, as amended, for any failure to withhold federal income taxes, and any related interest or penalties.  Each of their spouses, where applicable, consented to the Agreement.  The execution of the Agreement by all of the participants in the Plan completed the termination of the Plan.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 100% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund.  The Bank may make a discretionary contribution to match a specified percentage or dollar amount of the participants’ annual contributions.  The matching contribution is discretionary; it vests over a period of one year from the participants’ hire date and is subject to the approval of the Board of Directors.  For the years ended December 31, 2009 and 2008, the Company’s matching contribution was $1,200 per participant and the associated expense totaled $86,000 for 2009 as compared to $112,000 for 2008.

Stock Compensation Plan

During 2009, the Company terminated the stock-based employee compensation plan, which is more fully described in Note 19.  Individual option grants made pursuant to the 2002 Plan shall not terminate, but shall continue to vest and be exercisable in accordance with their terms.  However, no new options may be granted without the adoption of a new plan. All share-based payments to employees, including grants of employee stock options are recognized in the financial statements based on the grant-date fair value of the award.  The fair value is amortized over the requisite service period (generally the vesting period).

On December 28, 2005, the Directors of The Bank Holdings approved the acceleration of non-qualified stock options granted under The Bank Holdings Stock Option Plan of 2002 as amended.  Non-qualified options previously granted under this Plan were to be vested over a five year term.

The Company determines the fair value of each option grant on the grant date using the Black-Scholes pricing model (1) that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend yield and the risk-free interest rate over the expected life of the option.  There were no stock option grants in 2009 or 2008.  The assumptions for determining fair values for 2009 and 2008, and 2007 are provided in the following table:

	2009	2008	2007
Assumptions for determining fair values:
Dividend yield	N/A	N/A	0.0%
Projected stock price volatility	N/A	N/A	26.94%
Risk-free interest rate	N/A	N/A	3.73%
Expected life of options (in years)	N/A	N/A	7.0
Fair value per option	N/A	$ N/A	$6.62

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

(Loss) Income Per Common Share

(Loss) Income per share for all periods presented in the Consolidated Statements of Operations is computed based on the weighted average number of shares outstanding during each period.  Options outstanding as of December 31, 2009 were 621,664.  The computation of basic and diluted earnings per weighted average share outstanding is as follows:

	Years Ended December 31,
	2009	2008	2007 (1)

Average number of common shares outstanding	5,794,179	5,828,697	5,831,099
Effect of dilutive options	—	—	137,588
Effect of dilutive warrants	- 0 -	- 0 -	- 0 -
Average number of common shares outstanding used to calculate diluted earnings per common share	5,794,179	5,828,697	5,968,687

Net (loss) income	$(45,487)	$(37,384)	$1,729
Basic net (loss) income per share	$(7.85)	$(6.41)	$.30
Diluted net (loss) income per share	$(7.85)	$(6.41)	$.29

(1) Reflects the 5% Stock Dividend declared on February 15, 2007.

Stock options are not included in the calculation of earnings per share when a loss occurs because the potential conversion to common stock would be anti-dilutive.  There were 219,930 anti-dilutive weighted shares excluded from the calculations for the same period in 2007.

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

Reclassification

Various reclassifications have been made to the consolidated balance sheet at December 31, 2009 and the consolidated statements of operations for the periods ended December 31, 2009 and 2008, in order to be consistent with the presentation at December 31, 2009.  Further, certain captions have had revisions to more accurately reflect activities of the Company.  There were no changes to previously reported stockholders’ equity or net income.

NOTE 3 — BUSINESS PLAN

As frequently noted elsewhere in this report, our 2009 results reflect a substantial loss for the year as a result of five over-riding situations: 1) a loan loss provision of $26 million; 2) a deferred tax allowance provision of $8 million; 3) an ORE valuation allowance and expenses of $6 million; 4) a substantial increase in the level of non-performing assets; and 5) the continued deterioration of the Northern Nevada and Northern California economies.

The Board of Directors, in responding to these economic and financial challenges, as well as heightened regulatory scrutiny, has initiated a number of strategies aimed at increasing capital, reducing lending exposures, increasing liquidity, strengthening earnings and evaluating various strategic options through the assistance of investment banking firms well known to our Company.

Such plans include, but are not limited to: 1) the closure of under-performing branches and the concomitant reduction in staffing levels, positively affecting earnings by reducing operating costs; 2) shrinking the Bank by reducing the level of brokered deposits through cash flow provided by investments and loans; and 3) enhancing capital ratios by collection of loans, reduction of asset size and other activities appropriate to the ever evolving economics surrounding the Company.

While we continue to persevere in our quest to “right-size” the organization in response to current economic considerations and heightened regulatory supervision of all financial institutions, we are ever cognizant that in the current financial environment, the best laid plans may go awry. Economic risks and regulatory actions could precipitate declines in the results anticipated by the Company during 2010 which could further adversely affect the Company’s operations.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Our regulators have deemed us to be Undercapitalized and they have to placed constraints on our operating practices.  Those constraints have included, but are not limited to, regulatory approval to accept brokered deposits, restrictions on capital distributions, expansion, asset growth, management changes, rates paid on deposits and other items.

NOTE 4 — RESTRICTIONS ON CASH AND AMOUNT DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2009 and 2008, these reserve balances required amounted to approximately $1 million and $3 million, respectively.

NOTE 5 — FAIR VALUE MEASUREMENT

Effective January 1, 2007, the Company adopted  the fair value option for certain assets, primarily certain investments and SBA/USDA loans purchased.  Since that adoption, all of the  SBA/USDA loans have been sold.

The fair value of the assets or liabilities are to be determined based on the assumptions that market participants use in pricing the financial instrument.  In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.  These SBA/USDA loans were valued in the secondary market as of December 31, 2008.  These loans were sold prior to December 31, 2009 and hence no values are reflected on our financial statement for such assets as of that date.

The Company performs fair-market valuations on certain assets as the result of the application of accounting guidelines. Some fair value measurements, such as available for sale securities are performed on a monthly recurring basis, while others, such as impairment of loans and USDA loans, are performed on a quarterly basis, unless significant information comes to the attention of management which suggests a more frequent evaluation should be undertaken.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis, as of December 31, 2009 and 2008.

Description of Financial Instrument	December 31, 2009	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)

Securities Available for Sale	$77,181	$—	$77,181	$—
Trading Securities	—	—	—	—
USDA Loans	—	—	—	—
Total	$77,181	$—	$77,181	$—

	December 31, 2008

Securities Available for Sale	$1,766	$—	$1,766	$—
Trading Securities	83	83	—	—
USDA Loans	858	—	858	—
Total	$2,707	$83	$2,624	$—

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

The following table presents a reconciliation of retained earnings at the initial adoption of the fair value option for the Company’s USDA/SBA loan portfolio.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a non-recurring basis, as of December 31, 2009and 2008.

	December 31, 2009	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired Loans	$81,846	—	—	81,846
OREO	24,489	—	—	24,489
Total	$106,335	$—	$—	$106,335

	December 31, 2008
Impaired Loans	$35,975	—	—	35,975
OREO	2,156	—	—	2,156
Total	$38,131	$—	$—	$38,131

The fair value measurements for impaired loans are based upon either collateral values supported by appraisals, discounted cash-flow assumptions, or observed market prices.  The change in fair value of impaired loans that were valued based upon Level 3 inputs increased by  $25.1 million during 2009 due to the increase in the Company’s impaired loans. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the allowance for loan losses. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. All but five of the impaired loans at  December 31, 2009 have collateral to support their fair values.  Adjustments for fair value of impaired loans are a component in determining the overall adequacy of the loan loss reserve.  Consequently, adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

The net change in fair value of foreclosed real estate of  $22.3 million since December 31, 2008 resulted from the Company foreclosing on the underlying collateral of loans that were previously impaired and sales of property previously foreclosed on. This net change is after a valuation allowance of $4.6 million. Fair value measurements for Other Real Estate Owned (“OREO”) are based upon collateral values supported by appraisals.  Changes in the estimated fair value of OREO are recorded in the statement of operations.

NOTE 6 — SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Securities available for sale
U.S. Government and federal agencies	8,530	1	(62)	8,469
State and municipal	8,373	24	(423)	7,974
Mortgage-backed	60,136	761	(181)	60,716
Preferred securities	22			22
Total securities available for sale	77,061	786	(666)	77,181
Total investment securities	$77,061	$786	$(666)	$77,181

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Securities available for sale
Corporate	$1,316	$15	$—	$1,331
Preferred securities	503	—	(68)	435
Total securities available for sale	1,819	15	(68)	1,766

Securities held to maturity
U.S. Government and federal agencies	6,033	165	—	6,198
State and municipal	16,227	20	(992)	15,255
Corporate	250	—	(10)	240
Mortgage-backed	36,245	428	(138)	36,535
Total securities held to maturity	58,755	613	(1,140)	58,228
Total investment securities	$60,574	$628	$(1,208)	$59,994

Trading equity securities	$102	$—	$(19)	$83

At December 31, 2009 and 2008, securities in the investment portfolio with a carrying value of $42 million and $40 million, respectively, were pledged as collateral or for other purposes as required or permitted by law.  Of the amounts pledged, $32 million was pledged for FHLB borrowing as of December 31, 2009, $2 million was pledged to support public deposits, and $8 million was pledged to support borrowings at the Federal Reserve Bank of San Francisco. During 2009, we transferred held-to-maturity securities with a fair value of $1.8 million and an unrealized gain of $34,000 to available for sale.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2009 is shown below.  Over certain interest rate environments, some, or all of these securities may be called for redemption by their issuers prior to the scheduled maturities.  Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$1,000	$1,002
After 1 year through 5 years	125	148
After 5 years through 10 years	4,954	4,940
After 10 years	10,845	10,375
Mortgage-backed securities	60,137	60,716
	$77,061	$77,181

For the year ended December 31, 2009 realized gains and losses from sales of securities available for sale were approximately $402,000 in gains and $454,000 in losses as compared to $54,000 in gains and $13,000 in losses for the same period in 2008 and $4,000 in gains and $3,000 in losses for the same period in 2007.  Realized gains from sales of securities held to maturity were approximately $69,000 in 2009.  Realized loss on sale of other investments was $52,000 in 2009. Realized losses in the trading account were $22,000 for the year ending 2009 as compared to $1 million in losses for 2008. These activities when added to OTTI write-downs resulted in net realized losses  on investment securities of $1.7 million for the year ended 2009 and net realized losses of $15.4 million for 2008.

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	As of December 31, 2009
	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available for sale
State and municipal	784	(48)	6,526	(375)	7,310	(423)
US Gov’t Agencies	7,467	(62)	—	—	7,467	(62)
Mortgage-backed securities	23,114	(181)			23,114	(181)
	$31,365	$(291)	$6,526	$(375)	$37,891	$(666)

	As of December 31, 2008
	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
Preferred securities	$435	$(68)	$—	$—	$435	$(68)

Securities held-to-maturity
State and municipal	13,762	(914)	1,059	(78)	14,821	(992)
Corporate	240	(10)	—	—	240	(10)
Mortgage-backed securities	8,223	(94)	2,904	(44)	11,127	(138)
	$22,225	$(1,018)	$3,963	$(122)	$26,188	$(1,140)

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

·	A significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer.
·	A significant adverse change in the regulatory, economic, or technological environment of the issuer.
·	A significant adverse change in the general market condition of either the geographic area or the industry in which the issuer operates.
·

A bona fide offer to purchase (whether solicited or unsolicited), an offer by the issuer to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment.

·

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

Numerous factors are considered in such an evaluation and their relative significance varies from case to case. The Company believes that the following factors may, individually or in combination, indicate that a security should be evaluated further to determine if a decline may be other-than-temporary and that a write-down of the carrying value maybe required:

·	The length of the time and the amount of price severity in which the market value has been less than cost.
·	External credit rating declines.
·

The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in market conditions, technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential.

·	The intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company’s OTTI evaluation process is performed in a consistent, systematic, and rational manner and includes a disciplined evaluation of all available evidence. This process is applied at the individual security level and considers the causes, severity, length of time and anticipated recovery period of the impairment. Consideration is also given to whether management intends to sell the securities and if it is likely management will be required to sell these securities prior to recovery of the amortized cost. Documentation is vigorous and extensive as necessary to support a conclusion as to whether a decline in market value below cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached.

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

Discussion of Portfolio Types

	Summary of Investment Securities by Portfolio Type
	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government and federal agencies	$8,530	$1	$(62)	$8,469
Agency mortgage-backed	58,210	746	(152)	58,804
State and municipals	8,373	24	(423)	7,974
Bank pooled trust preferred securities	22	—	—	22
Non-agency mortgage-backed	1,926	15	(29)	1,912
Corporate securities		—
Total	$77,061	$786	$(666)	$77,181

Gross unrealized losses associated with the investment securities portfolio total $666,000 at December 31, 2009. Of that amount, $375,000 has existed for a period of twelve consecutive months or longer.

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

The unrealized losses in the state and municipal securities portfolio are due to widening credit spreads caused by concerns about the bond insurers associated with these securities. With the exception of eight non-rated securities, each security has a credit rating of at least BBB.  The Company believes that all contractual cash flows will be received on this portfolio.

Prices in the bank pooled trust preferred securities portfolio continue to decline due to reduced demand for these securities. Additionally, there has been no primary issuance and little secondary market trading for these types of securities. Due to these inactive markets, the Company recognized $1.2 million as OTTI during 2009 relating to five bank pooled trust preferred securities.  At December 31, 2009, the Company believes that the credit quality of most of these securities may be adequate to absorb further economic declines.  All structured securities will be tested each quarter in accordance with appropriate accounting guidance.

The non-agency MBS securities portfolio has experienced various levels of price declines over the past twelve months due to the current securities market environment and the currently limited secondary market for such securities.  Management monitors the actual mortgage delinquencies, foreclosures and losses for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant recognition of impairment.  At December 31, 2009, these securities held an AAA credit rating from Standard & Poors and the Company believes that all contractual cash flows will be received on this portfolio.

In early 2008, the Company invested in FNMA and FHLMC preferred stock for the rate of return, safety and soundness of a government sponsored enterprise (GSE) and strong investment rating (AAA).  Subsequent to the investment, the U.S. Department of Treasury placed FNMA and FHLMC into conservatorship.  Management deemed that an OTTI existed related to these securities and consequently recorded a $12 million pre-tax impairment charge.  The Company held no FNMA or FHLMC preferred stock at December 31, 2008 or 2009.

At December 31, 2009, many investment securities have unrealized losses that are considered temporary in nature because the decline in fair value was caused by the interest rate environment, widening spreads and a market liquidity crisis brought about by a lack of investor confidence; such unrealized losses are not caused by cash flow impairment. The Company does not intend to sell these securities and will not be required to sell these securities prior to recovery of their amortized cost.

Other-than-Temporary Losses

Listed below is the impairment recognized by the Company during 2009 as OTTI recorded on, equity securities where the decline in value is due to credit issues, and debt issues due to the interest rate environment or widening spreads.

	Impairment on Investment Securities 2009					Book Value
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total	12/31/2009
	(Dollars in thousands)
Carson River Community Bank	—	250	100	150	500	—
Bank pooled trust preferred securities	—	—	—	1,200	1,200	22
Total	$—	$250	$100	$1,350	$1,700	$22

In the 4th quarter of 2009 the Company recorded an OTTI charge of $1.1 million related to an available for sale collateralized debt obligation that holds trust preferred securities.  Management noted certain deferrals and defaults in the pool and believes the impairment represents credit loss in its entirety.  A like charge was recorded during 2008.

The Company will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, and market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment.

NOTE 7 — LOANS

A summary of the balances of loans is as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

USDA Agricultural loans at fair value	$—	$858
Commercial and industrial	57,728	78,362
Real Estate:
Construction	58,620	104,837
Term	233,310	248,834
Consumer loans	7,753	8,330
	357,411	441,221

Less: Allowance for loan losses	13,144	8,061
Net unearned loan fees	698	934
Loans, net	$343,569	$432,226

An analysis of the allowance for loan losses is as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$8,061	$7,276	$5,430
Provision for loan losses	25,734	4,025	3,007
Loans charged-off	20,692	3,293	1,193
Recoveries of loans previously charged-off	41	53	32
Balance at end of year	$13,144	$8,061	$7,276

The Company also carries an allowance for undisbursed loan commitments which is reported as an “other liability”.  At December 31, 2009, 2008, and 2007 such allowance was $144,000, $121,000, and $199,000, respectively.

The Company had 36 loans which were classified as troubled debt restructurings totaling $34.5 million as of December 31, 2009 and 13 such loans totaling $19.7 million in 2008.  The Company had fifty-three loans on non-accrual ($62.6 million) as of December 31, 2009, twenty-seven loans on non-accrual ($23.8 million) as of December 31, 2008, ten loans on non-accrual ($5.6 million) as of December 31, 2007 and two loans on non-accrual ($549,000) as of December 31, 2006. No loans past due 90 days or more were still accruing as of December 31, 2009, 2008, or 2007.

The following table summarizes the Company’s investment in loans for which impairment had been recognized as of December 31, 2009, 2008 and 2007.

	December 31, 2009	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Total impaired loans	$81,846	$35,975	$12,252
Impaired loans that have a specific allowance	31,199	4,853	2,539
Specific allowance on impaired loans	4,796	786	211
Impaired loans which as a result of write-downs or the fair value of collateral, did not have a specific allowance	50,647	31,122	9,713
Income recognized on impaired loans during year	—	—	—
Interest income foregone	2,466	1,657	407

At December 31, 2009, 20 impaired loans of $22 million were classified as performing restructured loans, compared to five loans at $9 million at December 31, 2008.  The restructurings were granted in response to borrower financial difficulties and generally provide for a temporary modification of loan repayment terms.  The performing restructured loans on accrual status represent the only impaired loans accruing interest at each respective date.  In order for a restructured loan to be considered performing and on an accrual basis, the loans collateral coverage generally will be equal to 100% of the loan balance, the loan is current on payments, and the borrower has demonstrated the ability to make payments.

The average investment in impaired loans for 2009 was $49 million as compared to $24 million in 2008, and $6 million in 2007.

The Company had no loans pledged at FHLB to support borrowings as of December 31, 2009 but had $149 million so pledged at December 31, 2008.

NOTE 8 — PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	December 31,
	2009	2008

Premises:
Land	$925	$3,108
Buildings	1,989	1,989
Leasehold Improvements	1,875	1,875
Furniture and Equipment	5,574	5,650
	10,363	12,622

Accumulated depreciation	(5,871)	(5,226)
	$4,492	$7,396

During 2009, two parcels of land previously held for branch expansion were removed to OREO to enable their disposition, after branch expansion plans of the Company were reevaluated. These parcels totaled $2.2 million in value. Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2009, pertaining to Company premises, future minimum rent commitments (in thousands) under various operating leases are as follows:

Year Ending December 31,
2010	$865
2011	784
2012	692
2013	255
2014	265
Thereafter	1,828
Total	$4,689

The leases contain options to extend for periods of time from one to a maximum of fifteen years.  Total rent expense for the periods ended December 2009, 2008 and 2007, amounted to approximately $1million for each of the three years under review.  At December 31, 2009 there were no leasing transactions with related parties, nor were there any capital leases.

NOTE 9 — OTHER REAL ESTATE OWNED

The following table presents the changes in other real estate owned for the periods ended December 31, 2009 and 2008.

	December 31,
	2009	2008
OREO:
Balance, beginning of period	$2,156	$800
Additions to OREO	27,450	3,574
Dispositions of OREO	(299)	(2,218)
Valuation allowance	(4,818)	—
Balance, end of period	$24,489	$2,156

NOTE 10 — INTANGIBLE ASSETS

The following table sets forth the Company’s intangible assets and accumulated amortization at December 31, 2009 and 2008:

		December 31, 2009		December 31, 2008
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Period	Amount	Amortization	Amount	Amortization
Intangible assets:
Core deposit/loan intangibles	7 years	$2,273	$901	$2,273	$822

The total net amortization expense for intangible assets was $79,000, $140,000 and $378,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

The estimated gross future amortization expense related to intangible assets for each of the next five years is as follows:

Year Ending
December 31,	Amount
(Dollars in thousands)
2010	$278
2011	$278
2012	$278
2013	$278
2014	$260

At December 31, 2009, management is not aware of any circumstances that would indicate further impairment of intangible assets.

NOTE 11 — GOODWILL

Goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions.  Goodwill must be evaluated at the reporting unit level.  Reporting units are defined as an operating segment. Goodwill has been tested for impairment at least annually, or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.  Like most publicly traded financial institutions, the Company experienced a significant decline in its stock price and market capitalization during 2008 and 2009, and a further reduction in the residual value of the Northern Nevada Bank acquisition during our evaluation conducted in the fourth quarter of 2009.  In conjunction with these declines and the ongoing turmoil in the financial markets, the Company elected to substantially reduce the carrying value of its goodwill resulting from the 2006 acquisitions of Northern Nevada Bank, Granite Exchange and Rocky Mountain 1031 Exchange.

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

The Company concluded that $27 million of the goodwill was impaired and was required to be expensed as a non-cash charge to continuing operations during the third quarter of 2008. A subsequent valuation was completed as of December 31, 2009 which determined a further impairment of $3 million was necessary.

At December 31, 2009 and 2008, intangibles and goodwill totaled $1.4 million and $4.1 million, respectively.

NOTE 12 — DEPOSITS

At December 31, 2009, the scheduled maturities of time deposits, including IRA accounts are as follows:

(in thousands)	$ 100 & Under	Over $ 100	Total
Three months or less	$18,050	$8,129	$26,179
Over three to six months	21,312	32,514	53,826
Over six to twelve months	109,681	128,106	237,787
Over twelve months	8,347	14,513	22,860
Total	$157,390	$183,262	$340,652

At December 31, 2009 the Bank’s specialized program of tax free exchange deposits had no deposits, while at December 31, 2008 there were $5 million of such deposits. At December 31, 2009 and 2008 the Bank had brokered deposits in the amount of $50 million and $181 million, respectively.

NOTE 13 — OTHER BORROWED FUNDS

The Company had no lines of credit available from correspondent banks under which it could purchase federal funds on an overnight basis at December 31, 2009.  There were no amounts outstanding from this source at December 31, 2008.

The Company also has an agreement with the Federal Home Loan Bank of San Francisco (FHLB) and the Federal Reserve Bank of San Francisco to borrow funds.  Advances are collateralized by qualifying assets pursuant to collateral agreements with both banks.  There were no advances outstanding at December 31, 2009 compared to $27 million outstanding at December 31, 2008.  There was $36 million in securities and loan collateral available at December 31, 2009 compared to $116 million available at December 31, 2008.

Please refer to NOTE 15 for subordinated debt at December 31, 2009 and 2008.

NOTE 14 — INCOME TAXES

The cumulative tax effects of the primary temporary differences which created deferred tax assets and liabilities at December 31, 2009, 2008, and 2007 are as follows:

The components of income tax expense (benefit) for the years presented were as follows:

	December 31,
	2009	2008	2007
	(Dollars in Thousands)
Current expense
Federal	$—	$(1,782)	$1,614
State	—		157
	$—	$(1,782)	$1,771

Deferred tax (benefit)
Federal	$7,225	$(4,396)	$(1,018)
State	1,114	(850)	(128)
	$8,339	$(5,246)	$(1,146)

Income tax expense (benefit)	$8,339	$(7,028)	$625

The following were the significant components of deferred tax assets and liabilities:

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carry forwards	$14,465	$4,433
Allowance for loan losses	4,965	2,932
Deferred compensation	376	2,327
OREO	2,512	189
Unrealized loss on investment securities	216	20
Other	20	85
Total deferred tax assets	$22,554	$9,986

Deferred tax liabilities:
Deferred Loan Costs	$112	$168
Premises and equipment resulting from depreciation	563	664
Deferred Revenue	106	106
State Tax	451	384
Other	68	55
Total deferred tax liabilities	$1,300	$1,377
Net deferred tax assets before valuation allowance	$21,254	$1,377
Valuation allowance	(21,254)	—
Net deferred tax asset	$0	$8,609

Management does not currently believe that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered expectations concerning trends in earnings, taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. As a result, as of June 30, 2009 the Company provided a valuation allowance of $8 million for the net deferred tax asset due to going concern issues previously noted.

At December 31, 2009, the Company had approximately $38 million of net operating loss carry-forwards for federal income tax purposes that expire beginning in 2028.  The state net operating loss is subject to limitation that could eliminate the availability of the loss for 2009.  If the state net operating loss is not available in 2009 the loss carry-forward will be extended one year.

At December 31, 2008, the Company had approximately $11 million of net operating loss carry-forwards for federal income tax purposes that expire beginning in 2028.  The state net operating loss is subject to limitation that could eliminate the availability of the loss for 2009.  If the state net operating loss is not available in 2009 the loss carry-forward will be extended one year.  At December 31, 2007, the Company had no net operating loss carry-forwards.

The income tax (benefit) provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2009, 2008 and 2007 due to the following:

	2009		2008		2007
Computed “expected” tax expense	$(13,658)	-36.8%	$(16,329)	-36.8%	$861	37%
Increase (decrease) in income taxes resulting from:
Effect of bank owned life insurance and Other Non-taxable Income	—	—	(293)	-0.7%	(74)	-3%
Municipal interest income		%	(335)	-0.8%	(241)	-11%
Goodwill Impairment	976	2.6%	9,894	22.3%
Non-deductible expense	27	0.1%	57	3%	79	3%
Change in Valuation Allowance	21,254	57.2%
Other	(260)	(0.7)%	(22)		—
	$8,339		$(7,028)		$625

NOTE 15 — SUBORDINATED DEBENTURES

The Bank Holdings Statutory Trust I, a Connecticut statutory trust (the “Trust”) was formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  For financial reporting purposes, the Trust is not consolidated and the Floating Rate Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trust, issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet.  Under applicable regulatory guidance, the amount of trust preferred securities eligible for inclusion in Tier 1 capital is limited to twenty-five percent (25%) of the Company’s Tier 1 capital on a pro-forma basis.  At December 31, 2009 no trust preferred securities qualified as Tier 1 capital, while at December 31, 2008 $20 million of trust preferred securities qualified as Tier 1 capital.

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

As a result of the purchase and merger agreement with NNB Holdings, Inc. the Company acquired NNB Holdings Statutory Trust I which was formed in June 2005 to issue $5,155,000 of fixed/floating rate Cumulative Trust Preferred Securities, which are classified as junior subordinated debt.  The fixed rate of 5.95% began on the date of issuance and will end on (but not including) the interest payment date in June 2010, at which time the interest rate switches to a floating interest rate equal to the three month LIBOR plus 1.85%.  The acquired debentures will mature in 2035, but may be redeemed by the Company at its option at any time on or after June 15, 2010 with a payment of a premium as outlined in the indenture agreement. Since March 2009, no quarterly interest payments due on the subordinated debentures have been made, and we are currently restricted from doing so, by regulatory action.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss, in the event of nonperformance by the other parties to the financial instrument, is represented by the contractual amount of these instruments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the contract amount of the company’s exposure to off-balance sheet risk as of December 31, 2009 and 2008 is as follows:

	Contract Amount
	2009	2008
	(Dollars in thousands)

Commitments to extend credit:
Secured	$10,138	$20,058
Unsecured	3,573	10,213
Unsecured consumer lines of credit	1,323	1,670
Standby letters of credit (Unsecured)	500	1,631
	$15,534	$33,572

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

As of December 31, 2009, there were commitment fee obligations of less than $1 thousand, for the $500,000 standby and commercial letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers, and management believes that no undue credit or service fee income exposure exists as a result of such transaction.

In connection with standby letters of credit, the Bank recognizes the related commitment fee received from the third party as a liability at the inception of the guarantee. Commitment fees where the likelihood of exercise of the commitment is remote are generally recognized as service fee income over the commitment period.

Concentrations

The Company makes commercial, commercial real estate, and residential real estate loans in northern Nevada and northern California.  The Company makes consumer loans to customers primarily in northern Nevada.  At December 31, 2009 and 2008, real estate loans accounted for approximately 80% of total loans.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%.  The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.  In addition, approximately 3% and 7% of total loans were unsecured at December 31, 2009 and 2008, respectively.  The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

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

NOTE 17 — REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  At December 31, 2009, the Bank and Company did not meet minimum capital adequacy requirements to which they were subject, while at December 31, 2008 the Company and Bank did meet all minimum capital adequacy requirements to which they were subject.

As of December 31, 2009, the most recent Call Report date indicated the Bank was significantly undercapitalized under the regulatory framework for prompt correct action.  To be categorized as undercapitalized, adequately capitalized or well capitalized, an institution must maintain certain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The Company’s and the Bank’s capital amounts and ratios as of December 31, 2009, 2008 and 2007, as well as regulatory minimums, are presented here:

					Minimum to
			Minimum		be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total Capital to Risk Weighted Assets
The Bank Holdings	$(7,470)	(1.92)%	$31,650	8.00%	NA	NA
Nevada Security Bank	$16,974	4.37%	$31,602	8.00%	$39,503	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$(7,470)	(1.92)%	$15,825	4.00%	NA	NA
Nevada Security Bank	$12,018	3.10%	$21,129	4.00%	23,702	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$(7,470)	(1.35)%	$13,885	4.00%	NA	NA
Nevada Security Bank	$12,018	2.28%	$15,801	4.00%	$26,412	5.00%

December 31, 2008
Total Capital to Risk Weighted Assets
The Bank Holdings	$56,248	11.63%	$38,694	8.00%	NA	NA
Nevada Security Bank	$50,450	10.58%	$38,140	8.00%	$47,676	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$50,269	10.39%	$19,347	4.00%	NA	NA
Nevada Security Bank	$44,471	9.33%	$19,070	4.00%	28,605	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$50,269	8.89%	$22,621	4.00%	NA	NA
Nevada Security Bank	$44,471	7.94%	$22,413	4.00%	$28,016	5.00%

December 31, 2007
Total Capital to Risk Weighted Assets
The Bank Holdings	$69,453	12.77%	$43,496	8.00%	NA	NA
Nevada Security Bank	$57,071	10.97%	$41,632	8.00%	$52,040	10.00%

Tier 1 Capital to Risk Weighted Assets
The Bank Holdings	$62,936	11.58%	$32,622	4.00%	NA	NA
Nevada Security Bank	$50,554	9.71%	$20,816	4.00%	31,224	6.00%

Tier 1 Capital to Average Assets
The Bank Holdings	$62,936	10.39%	$24,219	4.00%	NA	NA
Nevada Security Bank	$50,554	8.60%	$23,513	4.00%	$29,392	5.00%

NOTE 18 — EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) benefit plan for all eligible employees.  Participants are able to defer up to 100% of their compensation subject to certain limits based on federal tax laws. The plan also provides a profit sharing component where the Company can make discretionary contributions to the plan, which is allocated based on the compensation of eligible employees.  A contribution up to a maximum of $1,200 was made per participant by the Company for 2009 and 2008, and $500 for 2007, which amounted to approximately $86,000, $112,000 and $30,000 for the years then ended, respectively.

NOTE 19 — STOCK COMPENSATION PLAN

Stock Compensation Plan

The Company previously adopted a 2002 Stock Option Plan (the “Plan”) under which options to acquire common stock of the Company may be granted to employees, officers, directors and others at the discretion of the Board of Directors.  The Plan allowed for the granting of incentive and non-qualifying stock options as those terms are defined in the Internal Revenue Code, was amended at the shareholder’s 2004 Annual Meeting. The Plan provided for the exercise price and term of each option to be determined by the Board at the date of grant, provided that no options should have a term greater than 10 years.  All stock options granted under the plan expire ten years after the date of grant.  On May 28, 2009 the Board of Directors of The Bank Holdings approved the termination of the Company’s 2002 Stock Option Plan.  Individual option grants made pursuant to the 2002 Plan shall not terminate, but shall continue to vest and be exercisable in accordance with their terms.  However, no new options may be granted absent the adoption of a new plan.

There were no options granted or exercised for the year ended December 31, 2009.  Other activity is as follows:

	December 31, 2009
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term

Outstanding at beginning of year	688,431	$13.79
Granted	—	—
Exercised	—	—
Forfeited	66,767	12.31
Outstanding at end of year	621,664	$13.95	$—	4.27

Options exercisable at year-end	570,436	$13.58	$—	4.05

Weighted average remaining life	4.48 Years

	2009	2008		2007
Weighted average grant-date fair value of stock options granted	N/A	$	N/A	$6.62
Total fair value of stock options vested	—	—		42,935
Total intrinsic value of stock options exercised	N/A	$	N/A	$-0-

For the years ended December 31, 2009, 2008 and 2007 the Company recognized $219,000, $273,000 and $421,000, respectively, for stock option compensation expense.  The tax benefit of the compensation expense was $0 for 2009, $76,000 for 2008 and $109,000 for 2007.  As of December 31, 2009 there was $143,000 in unrecognized compensation expense related to non-vested stock options. This unrecognized compensation cost has a weighted average life of about 1 year.

All options granted under the plan, except for founder’s options (9,000 non-qualified options) and $18,899 in options to two individuals which were carried over from the NNB Holdings, Inc. plan which were immediately exercisable, have been granted with a five year vesting period.  Twenty percent of such options are immediately exercisable, with the remaining 80% exercisable at 20% per year, over each of the next four anniversary dates of the grant.

On December 28, 2005, the Directors of The Bank Holdings approved the acceleration of non-qualified stock options granted under The Bank Holdings Stock Option Plan of 2002 as amended.  Non-qualified options previously granted under this Plan were to be vested over a five year term.

NOTE 20 — COMMON STOCK REPURCHASE PLAN

During December 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to $3 million of the Company’s common stock on the open market or in privately negotiated transactions.  The duration of the program was open ended and the timing of the purchases would normally depend upon market conditions.  The shares the Company repurchased under the stock repurchase plan were held as authorized but unissued shares.  During the year ended December 31, 2008, the Company repurchased 36,920 shares on the open market for an aggregate purchase price of $46,000.  There were no common stock repurchases in 2009 or 2007.  At December 31, 2009, while the Company had $2,954,000 remaining for the repurchase of common stock shares under the stock repurchase plan, we are restricted by regulatory action from any further common stock repurchases.

NOTE 21 — RELATED PARTY TRANSACTIONS

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

	For the Years Ended December, 31
Loan Transactions	2009	2008
	(Dollars in thousands)
Balance, Beginning	$7,854	$12,369
New loans	159	4,240
Repayments	(3,716)	(8,755)
Balance, Ending	$4,297	$7,854

Undisbursed commitments to related parties,	$821	$5,107

Deposit balances of related parties	$1,139	$2,580

NOTE 22 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could realize in a sales transaction at December 31, 2009 or 2008.  The estimated fair value amounts have been measured as of year end, and have not been reevaluated or updated for purposes of these financial statements subsequent to these dates.  As such, the estimated fair values of these financial instruments subsequent to the reporting dates may be different than the amounts reported at year-end.

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

Non-marketable Securities

The reported amount of Federal Home Loan Bank (FHLB) stock equals its fair value due to the fact that the shares can only be redeemed by the FHLB at the $100 per share value.  No ready market exists for the Pacific Coast Bankers’ Bancshares stock and it has no quoted market value.  The Company’s other debt instruments are reported at book value, which have been substantially reduced by OTTI adjustments.  Their value book value equals their fair value due to the fact that these items have no quoted market value. The residual equity investment of $100,000 in Carson River Community Bank was written of as of December 31, 2009.

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

Off-balance sheet instruments

Fair values for the Company’s off-balance sheet lending commitments (commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. As of December 31, 2009 and 2008, loan commitments on which the committed fixed interest rate is less than the current market rate are insignificant.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and due from banks	$36,803	$36,803	$21,260	$21,260
Liquid money market funds	—	—	883	883
Federal funds sold	895	895	965	965
Securities available-for-sale	77,181	77,181	1,766	1,766
Securities held-to-maturity	—	—	58,755	58,228
Trading Securities	—	—	83	83
Other equity securities	3,668	3,668	4,306	4,306
Fair value loans, net	—	—	858	858
Loans, gross	357,411	353,355	440,363	468,461
Accrued interest receivable	1,836	1,836	2,385	2,385

Financial Liabilities:
Deposits	480,749	484,567	466,012	471,012
Other borrowed funds	58	58	27,000	27,521
Junior Subordinated debt	20,619	17,835	20,619	19,157
Accrued interest payable	938	938	1,360	1,360

NOTE 23 — DISCONTINUED OPERATIONS

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

NOTE 24 — SEGMENT INFORMATION

Public business enterprises are required to report financial and descriptive information about its reportable operating segments.  According to the statement, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance internally based on the bank charter, the 1031 QI operating division, and “other”.  The operating segment defined as “other” includes the Parent company, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company, as described in NOTE 2.  Transactions between operating segments are conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

	The Bank Holdings Segment Information
		1031		Inter- Company
For the Year ended December 31, 2009	Bank	Division	Parent	Eliminations	Consolidated
Income Statement
Interest Income	$26,772	$49	$(10)	$(49)	$26,762
Interest Expense	14,539	—	682	(49)	15,172
Net interest income	12,233	49	(692)	—	11,590

Provision for loan losses	25,734	—	—	—	25,734

Net interest income (loss) after provision	(13,501)	49	(692)	—	(14,144)

Non-interest income
Service Charges on deposit accounts	630	—	—	—	630
Other service charges, commissions and fees	139	—	—	—	139
Income on bank owned life insurance	2,750	—	—	—	2,750
Exchange fee income	—	11	—	—	11
Net (loss) gain on trading securities	—	—	(22)	—	(22)
Other income	(36)	—	(1,532)	—	(1,568)
Total non-interest income	3,483	11	(1,554)	—	1,941

Non-interest expense
Salaries and benefits	6,912	116	220	—	7,248
Occupancy	2,230	79	85	—	2,394
Marketing	453	5	1	—	459
Data Processing	499	—	4	—	503
Deposit and loan servicing costs	6,451	3	—	—	6,454
Accounting and legal	646	(15)	370	—	1,001
Other professional services	719	—	374	—	1,093
Telephone and data communications	381	10	88	—	479
Goodwill impairment	2,653	—	—	—	2,653
Other expenses	2,646	6	8	—	2,660
Total non-interest expenses	23,590	204	1,150	—	24,944

Net income (loss) before taxes and other	(33,608)	(144)	(3,396)	—	(37,147)

Attributable to minority shareholders	—	—	—	—	—
Income tax provision (benefit)	6,808	21	1,510	—	8,339

Net Income (loss)	$(40,416)	$(165)	$(4,906)	—	$(45,487)

Balance Sheet
Assets
Cash and due from banks	$36,797	$6	$911	$(16)	$37,698
Investments in subsidiaries	—	—	13,516	(13,516)	—
Investment portfolio	80,208	—	640	—	80,849
Loans	343,569	—	—	—	343,569
Fixed Assets	4,410	—	82	—	4,492
Intangibles	1,372	—	—	—	1,372
Other assets	28,784	—	8	—	28,792
Total Assets	$495,140	$6	$15,157	$(13,532)	$496,772

Liabilities
Deposits	$480,766	$—	$—	$(17)	$480,749
Borrowing	57	—	20,619	—	20,676
Other liabilities	808	—	516	—	1,324
Total Liabilities	481,631	—	21,135	(17)	502,750

Shareholders’ Equity	13,509	6	(5,978)	(13,515)	(5,978)

Total Liabilities and Shareholders’ Equity	$495,140	$6	$15,157	$(13,532)	$496,772

	The Bank Holdings Segment Information
		1031		Inter- Company
For the Year ended December 31, 2008	Bank	Division	Parent	Eliminations	Consolidated
Income Statement
Interest Income	$36,399	$623	$408	$(605)	$36,826
Interest Expense	16,754	334	1,007	(605)	17,490
Net interest income	19,645	289	(599)	—	19,336

Provision for loan losses	4,025	—	—	—	4,025

Net interest income after provision	15,620	289	(599)	—	15,311

Non-interest income
Service Charges on deposit accounts	611	6	—	—	617
Other service charges, commissions and fees	158	82	—	—	240
Income on bank owned life insurance	360	—	—	—	360
Exchange fee income	82	—	—	—	82
Net (loss) gain on trading securities	(997)	—	—	—	(997)
Other income	(8,308)	(14)	(7,293)	—	(15,616)
Total non-interest income	(8,094)	74	(7,293)	—	(15,314)

Non-interest expense
Salaries and benefits	8,342	489	663	—	9,493
Occupancy	2,374	203	162	—	2,739
Marketing	475	54	—	—	529
Data Processing	494	21	23	—	538
Deposit and loan servicing costs	1,641	—	—	—	1,641
Accounting and legal	136	121	650	—	907
Other professional services	274	6	172	—	452
Telephone and data communications	414	44	141	—	599
Goodwill impairment	16,628				16,628
Other expenses	1,040	156	9,688	—	10,883
Total non-interest expenses	31,818	1,094	11,499	—	44,409

Net income (loss) before taxes and other	(24,292)	(731)	(19,391)	—	(44,412)

Attributable to minority shareholders	—	—	—	—	—
Income tax provision (benefit)	(3,668)	(278)	(3,082)	—	(7,028)

Net Income (loss)	$(20,623)	$(453)	$(16,309)	—	$(37,384)

Balance Sheet
Assets
Cash and due from banks	$21,046	$5,623	$410	$(5,820)	$21,258
Investments in subsidiaries	—	—	51,462	(51,462)	—
Investment portfolio	64,218	—	2,539	—	66,758
Loans	432,226	—	—	—	432,226
Fixed Assets	7,280	7	109	—	7,396
Intangibles	4,104	—	—	—	4,104
Other assets	18,320	44	5,973	(34)	24,303
Total Assets	$547,194	$5,674	$60,493	$(57,316)	$556,045

Liabilities
Deposits	$466,465	$—	$—	$(453)	$466,012
Borrowing	27,000	—	20,619	—	47,619
Other liabilities	2,494	5,448	2,630	(5,402)	5,170
Total Liabilities	495,959	5,448	23,249	(5,855)	518,801

Shareholders’ Equity	51,236	226	37,244	(51,462)	37,244

Total Liabilities and Shareholders’ Equity	$547,195	$5,674	$60,493	$(57,317)	$556,045

	The Bank Holdings Segment Information
		1031		Inter- Company
For the Year ended December 31, 2007	Bank	Division	Parent	Eliminations	Consolidated
Income Statement
Interest Income	$44,316	$1,942	$325	$(1,400)	$45,183
Interest Expense	21,945	1,059	1,360	(1,400)	22,964
Net interest income	22,371	883	(1,035)		22,219

Provision for loan losses	3,007	—	—	—	3,007
Net interest income after provision	19,364	883	(1,035)	—	19,212

Non-interest income
Service Charges on deposit accounts	425	—	—	—	425
Other service charges and fees	370	11	—	—	381
Bank owned life insurance	393	—	—	—	393
Exchange fee income	—	163	—	—	163
Unrealized gain on trading securities	—	—	118	—	118
Other income	(62)	—	4	—	(58)
Total non-interest income	1,126	174	122	—	1,422

Non-interest expense
Salaries and benefits	7,851	855	860	—	9,566
Occupancy	2,379	164	166	—	2,709
Marketing	644	160	62	—	866
Data Processing	546	66	17	—	629
Deposit and loan servicing costs	1,011	6	2	—	1,018
Accounting and legal	254	39	587	—	880
Other professional services	228	24	366	—	618
Telephone and data communications	473	59	23	—	555
Other expenses	907	181	377	—	1,466
Total non-interest expenses	14,293	1,554	2,460	—	18,307

Net income (loss) before taxes and other	6,197	(497)	(3,373)	—	2,326

Attributable to minority shareholders	—	—	(27)	—	(27)
Income tax provision (benefit)	1,877	(164)	(1,088)	—	625

Net Income (loss)	$4,320	$(333)	$(2,258)	—	$1,729

Balance Sheet
Assets
Cash and due from banks	$9,740	$26,509	$635	$(23,027)	$13,857
Investments in subsidiaries	—	—	77,682	(77,682)	—
Investment portfolio	80,271	—	11,271	—	91,542
Loans	466,238	—	—	—	466,238
Fixed Assets	7,267	108	137	—	7,512
Intangibles	20,872	—	4,544	5,287	30,703
Other assets	15,741	411	970	(334)	16,788
Total Assets	$600,129	$27,028	$95,238	$(95,755)	$626,640

Liabilities
Deposits	$452,612	$—	$—	$(1,278)	$451,335
Borrowing	70,610	—	20,619	—	91,229
Other liabilities	4,096	26,349	(218)	(20,988)	9,239
Total Liabilities	527,319	26,349	20,401	(22,266)	551,803

Shareholders’ Equity	72,810	679	74,837	(73,489)	74,837

Total Liabilities and Shareholders’ Equity	$600,129	$27,028	$95,238	$(95,755)	$626,640

NOTE 25 — CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial Information Pertaining only to The Bank Holdings is as follows:

Statement of Condition

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$16	$409
Liquid money market funds	895	7
Cash and Cash Equivalents	911	416

Securities available for sale	22	1,330
Securities trading	—	83
Other equity investments	618	1,119
Investment in Nevada Security Bank	13,510	51,236
Investment in non-bank subsidiaries	6	226
Premises and equipment, net	82	109
Goodwill	—	—
Other assets	8	5,973
TOTAL ASSETS	$15,157	$60,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes Payable	$—	$—
Subordinated debentures	20,619	20,619
Accrued expenses and other liabilities	516	2,630
Total Liabilities	21,135	23,249

Stockholders’ Equity
Total Stockholders’ Equity	(5,978)	37,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,157	$60,493

Statement of Operations Parent Company:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Interest Income:
Liquid investments	$	$3	$108
Securities, taxable	(10)	405	172
Securities, non-taxable	—	—	9
Dividends	—	—	36
Total interest and dividend income	(10)	408	325

Interest Expense:
Notes payable	—	—	11
Subordinated debentures	682	1,007	1,349
Total Interest Expense	682	1,007	1,360

Net interest Income (Loss)	(692)	(599)	(1,035)

Non-Interest Income:
Unrealized (loss) gain on trading securities	(22)	(997)	118
Realized (loss) gain on sale of investment securities	(1,532)	(6,296)	4
Total Non-Interest Income	(1,554)	(7,293)	122

Non-Interest Expense:
Salaries and employee benefits	220	663	860
Occupancy and equipment	85	162	166
Data processing	4	23	17
Accounting and legal	370	650	587
Goodwill impairment	—	10,283	—
Other	471	(283)	830
Total Non-Interest Expense	1,150	11,498	2,460

Net loss before benefit for income taxes and other	(3,396)	(19,390)	(3,373)

Income taxes provision (benefit)	1,510	(3,082)	(1,088)

Net loss before equity in net income of subsidiaries	(4,906)	(16,308)	(2,285)

Equity in net income of subsidiaries	(40,581)	(21,076)	4,014

Net (Loss) Income	$(45,487)	$(37,384)	$1,729

Statement of Cash Flows Parent Company:

	Periods Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(45,487)	$(37,384)	$1,729
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in net loss (income) of subsidiaries	40,581	19,938	(4,014)
Stock option compensation expense	219	273	421
Net amortization of securities	—	65	211
Depreciation	27	29	28
Activity of trading securities, net	83	4,646	520
Unrealized gain on trading securities	—	997	(118)
(Loss)/income attributable to minority shareholders	—	—	(27)
Realized (gain) on sales of securities, net	532	6,298	(3)
Realized (gain) on sales of fixed assets	—	1	—
Net change in:
Other assets and liabilities, net	4,624	5,788	(1,299)
Net cash (used in) provided by operating activities	579	651	(2,552)

Cash flows from investing activities:
Activity in available for sale securities:
Proceeds from sales, maturities, prepayments and calls	—	3,971	3,149
Purchases		(4,084)	(3,824)
Investment in non-bank subsidiaries, net	(78)	(1,040)	(358)
Purchase of intangible assets	—	—	—
Investment in bank	—	—	—
Investment in trust subsidiary	—	—	—
Purchases of premises and equipment, net	—	—	—
Net cash provided by (used in) investing activities	(78)	(1,153)	(1,033)

Cash flows from financing activities:
Proceeds short term debt, net	—	—	(530)
Proceeds from subordinated debentures	—	—	—
Proceeds from private placement	—	—	—
Proceeds from exercise of stock warrants	—	—	—
Proceeds from exercise of stock options	—	—	—
Purchase of treasury stock	—	(46)	—
Net cash (used in) provided by financing activities	—	(46)	(530)

Net change in cash and cash equivalents	501	(548)	(4,115)

Cash and cash equivalents at beginning of the period	410	958	5,073
Cash and cash equivalents at the end of the period	$911	$410	$958

NOTE 26 — QUARTERLY DATA (UNADUDITED)

	Periods Ended
	2009				2008
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest and Dividend Income	$5,479	$6,493	$6,844	$7,946	$8,136	$8,971	$9,411	$10,308
Interest Expense	2,881	4,085	4,209	3,997	4,275	4,062	4,170	4,983
Net Interest Income	2,598	2,408	2,635	3,949	3,861	4,909	5,241	5,325

Provision for Loan Losses	8,475	7,315	7,660	2,284	2,585	150	1,140	150
Net Interest Income after Provision	(5,877)	(4,907)	(5,025)	1,665	1,276	4,759	4,101	5,175

Non-Interest Income	(1,185)	621	(297)	2,801	(1,298)	(14,084)	151	(82)
Non-Interest Expense	7,203	4,500	9,312	3,929	4,495	30,794	4,535	4,586
(Loss) Income before Taxes	(14,265)	(8,786)	(14,634)	537	(4,517)	(40,119)	(283)	507

Income (Loss) attributable to Minority Shareholders	—	—	—	—	—	—	—	—

(Benefit) Provision for Taxes	90	—	7,546	703	(1,645)	(5,073)	(308)	(2)

Net (Loss) Income	$(14,355)	$(8,786)	$(22,180)	$(166)	$(2,872)	$(35,046)	$25	$509

Other Comprehensive income (loss), unrealized gains/losses on securities available for sale	626	832	(1,337)	(517)	444	791	(510)	(155)

Comprehensive (Loss) Income	$(13,729)	$(7,954)	$23,517)	$(683)	$(2,428)	$(34,255)	$(485)	$354

(Loss)/earnings per common share:
Basic	$(2.48)	$(1.52)	$(3.83)	$(0.03)	$(0.49)	$(6.01)	$0.00	$0.09
Diluted	$(2.48)	$(1.52)	$(3.83)	$(0.03)	$(0.49)	$(6.01)	$0.00	$0.09

NOTE 27 — RECENT ACCOUNTING PRONOUNCEMENTS

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

On January 6, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. The Update clarifies that the accounting for a decrease in the parent’s ownership interest applies to: (a) A subsidiary or group of assets that is a business or nonprofit activity; (b) A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; or (c) An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, including an equity method investee or joint venture. The Update also requires additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. This codification did not have a significant impact on the Company’s financial Statements.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

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

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

The following table sets forth information, as of February 15, 2010, concerning persons who serve as directors of The Bank Holdings.

Name and Title Other than Director	Age	Year First Appointed	Principal Occupation During the Past Five Years

Edward Allison	70	2003

Mr. Allison serves as Chairman of the Board and director of Nevada Security Bank and as a director of The Bank Holdings. Mr. Allison is the President of Ed Allison, Inc., a government relations firm in Reno, Nevada.

Robert Barone	65	2009	Mr. Barone is a Partner of Ancora West Advisors. Mr. Barone also serves on the boards of directors of AAA Northern California, Nevada, and Utah.

Marybel Batjer	54	2004	Ms. Batjer is currently the Vice President of Public Policy and Communications for Harrah’s Entertainment, Inc. She is the former Cabinet Secretary for the Governor of the State of California.

Keith Capurro	43	2009	Mr. Capurro is the owner of Sierra Restroom Solutions and a partner of Castaway Trash Hauling.

Edward Coppin	70	2003	Mr. Coppin is a retired educator and Air Force Colonel, U.S. Air Force Reserves and is a director and the Corporate Secretary for The Bank Holdings.

David A. Funk	66	2004	Mr. Funk is the President of Nevada Security Bank. Mr. Funk is also a director of the Federal Home Loan Bank of San Francisco.

Hal Giomi, Chairman and Chief Executive Officer	67	2003	Mr. Giomi serves as Chief Executive Officer of Nevada Security Bank and Chairman and Chief Executive Officer of The Bank Holdings.

Jesse Haw	38	2004	Mr. Haw is the President of Hawco Properties, a land development, and residential and commercial building company.

All directors serve a term of one year, or until the following next annual meeting of shareholders following their election and their successors are elected and have been qualified.

None of the directors were selected pursuant to any arrangement or understanding other than with the directors and executive officers of The Bank Holdings acting within their capacities as such.  There are no family relationships between any of the directors of The Bank Holdings.  No director of The Bank Holdings serves as a director of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.

Executive Officers

The following table sets forth information, as of February 15, 2010, concerning executive officers of The Bank Holdings.  These individuals received during 2009 and are expected to continue to receive in 2010, cash compensation in their capacities as executive officers of Nevada Security Bank and/or The Bank Holdings, as applicable.

Name	Age	Position and Principal Occupation For the Past Five Years

Hal Giomi	67	Mr. Giomi serves as Chief Executive Officer and director of Nevada Security Bank and Chairman, Chief Executive Officer and director of The Bank Holdings.

David Funk	66	Mr. Funk serves as the President and as a director of Nevada Security Bank, as well as a director of The Bank Holdings.

Joseph Bourdeau	56	Mr. Bourdeau serves as the President of The Bank Holdings and the Senior Executive Vice President, Marketing and Sales of Nevada Security Bank.

Jack Buchold	66	Mr. Buchold serves as the Executive Vice President and Chief Financial Officer of Nevada Security Bank and as Chief Financial Officer of The Bank Holdings.

John Donovan	61

Mr. Donovan serves as Executive Vice President and Chief Credit Officer of Nevada Security Bank and The Bank Holdings. Mr. Donovan previously served as an Executive Vice President and member of the Advisory Board for Colonial Bank.

None of the executive officers were selected pursuant to any arrangement or understanding other than with the directors and executive officers of The Bank Holdings acting within their capacities as such.  There are no family relationships between any of the executive officers of The Bank Holdings.  No executive officer of The Bank Holdings serves as a director of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and certain executive officers of The Bank Holdings and persons who own more than ten percent of a registered class of its equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  The Reporting Persons are required by Securities and Exchange Commission regulation to furnish The Bank Holdings with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from the Reporting Persons, The Bank Holdings believes that, during 2009 the Reporting Persons complied with all filing requirements applicable to them.

Code of Ethics

The Bank Holdings has adopted a Conflict of Interest/Code of Ethics Policy that is applicable to all of the officers, directors and employees of The Bank Holdings, including its chief executive officer and chief financial officer. The Policy is on file with the SEC and can be accessed on its website, www.sec.gov, or a copy may be acquired from The Bank Holdings, without charge by making a written request and forwarding it to the attention of the corporate secretary at The Bank Holdings, P.O. Box 19579, Reno, Nevada 89511-2119

Procedures for recommendation of director nominees

There are have been no changes in the procedures by which security holders may recommend nominees for director since the disclosure of such procedures in the 2009 proxy statement.

Audit Committee

The Audit Committee is currently made up of Edward Coppin, Chairman, Keith Capurro and Robert Barone.  The Board has determined that each of the members of the Committee are “independent” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.  The Board of Directors has determined that the Audit Committee includes at least one member, Robert Barone, who is an Audit Committee financial expert within the meaning of the rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Name/Title	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-equity Incentive Plan Compensation (5)	Changes in Pension Value and Nonqual Def Comp Earnings (6)	All Other Compensation (7)	Total Compensation (8)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Hal Giomi	2009	$265,000	$0	$0	$0	$0	$0	$24,080	$289,080
Chairman and Chief Executive Officer	2008	$258,375	$0	$0	$0	$0	$287	$24,080	$282,742

David Funk	2009	$185,000	$0	$0	$0	$0	$0	$26,631	$211,631
President, Nevada Security Bank	2008	$180,375	$0	$0	$0	$0	$(5,804)	$48,008	$222,579

John Donovan	2009	$162,000	$0	$0	$0	$0	$0	$24,080	$186,080
Exec. Vice President & Chief Credit Officer	2008	$167,575	$0	$0	$0	$0	$0	$24,080	$191,655

(1)  Represents named individual’s salary amount for 2009 and 2008.

(2)  No bonuses were granted in 2009 or 2008. Represents bonus amount granted under the CEO’s Incentive Plan or the Executive Performance Plans.

(3)  None was granted during 2009 or 2008.

(4)  No awards were made during 2008 and 2009.  The Bank Holdings terminated The Bank Holdings Stock Option Plan during 2009.

(5)  None was granted during 2009 or 2008.

(6)  Represents the non-qualified deferred compensation plan earnings from the noted individual’s participation in the Company’s plan, to which no employer funds have been contributed.

(7)  This includes family health and dental coverage, 401(k) matching contributions, automobile allowance, long term care premiums,  whole life policy payments, and country club memberships and professional fees.

(8)  This amount represents total compensation for 2009 and 2008, predicated on required calculations.

Employment Agreements

As of December 31, 2008, Mr. Giomi entered into a new three year Employment Agreement with Nevada Security Bank and simultaneously a First Amendment to that Agreement.  Under the Agreement, as amended, Mr. Giomi earns a base salary of $265,000 per year, subject to discretionary increase.  The Agreement has an automatic three year renewal period, subject to prior termination.

Up until December 31, 2008, Nevada Security Bank had an Employment Agreements with Mr. Hal Giomi as Chief Executive Officer.  This agreement was made effective as of December 27, 2004, to coincide with the expiration of the previous agreement. Under the terms of the agreements Mr. Giomi earned an initial base salary of $180,000, subject to increase.

As of December 31, 2008, Mr. Funk entered into an Amendment and Restated Employment Agreement with Nevada Security Bank.  Thereunder, Mr. Funk is entitled to a base salary of $185,000 per year.  The Agreement does not have a set term.

Up to December 31, 2008, Mr. Funk was employed under a November 18, 2002 Employment Agreement. Under the terms of his agreement, Mr. Funk earned a base salary of $140,000 which is increased at the discretion of the Bank’s Board of Directors. This agreement had no set term.

Mr. John Donovan entered into an Employment Agreement with Nevada Security Bank on May 25, 2007, as Executive Vice president and Chief Credit Officer. Under the terms of his Employment Agreement, Mr. Donovan earned a base annual salary of $177,000.  The Agreement is for a term of three years, with automatic three year extensions, subject to prior termination.  The Agreement contains a provision, parallel to benefits received by directors, that allows him to elect to (i) have the Bank purchase $4,000 of long term care insurance each year for the Director or their spouse, or (ii) receive $4,000 allowance in cash.  As of December 31, 2008, the Agreement was amended to provide for the revision of that provision to provide for $4,000 in additional compensation and no options for long term care insurance.

During 2008, each of these executives chose to forego a portion of his base salary under the respective Employment Agreements.

Deferred Compensation Plan

Our Deferred Compensation Plan was a non-qualified plan, consisting of a single component; the employee deferral of current compensation, bonuses, and/or incentive payments. This plan was established during 2003 and was made available to all executive officers and directors of the Company.

Under this Plan, the highly compensated officers, or directors of the Company or its subsidiaries were able to defer any or all of their base annual compensation, bonus compensation, or long-term incentive compensation, whether such funds were made available from employee deferrals or employer contributions. There were no employer provided contributions or matches, all funds were deferred by the individuals noted, and earnings from such accounts were based on the individual’s funded contributions and their retirement selections. Such funds were invested in retirement accounts managed by an outside service.

Due to the Plan’s non-compliance with Section 409A of the IRC as of  January 1, 2009, the Plan was terminated.

Perquisites

As perquisites to our senior officers, including our named executive officers, we provide reimbursement for certain fraternal and recreational club memberships as well as country club costs and college level sporting activities. Further, we allow such named executive officers to keep Board membership fees in certain industry and professional associations. In addition, the Company provides an automobile allowance to defray travel expenses to our various locations, in an amount of $9,000 annually per executive officer.  However, during 2008, each executive only received $7,875 due to voluntary reductions.  On occasion, the Company pays for resort activities for employees, including our named executive officers, in connection with industry meetings and seminars; and in some cases, the Company pays the cost for spouses to accompany these employees to these meetings or other events. Perquisites are valued at the actual amounts paid.

Outstanding Equity Awards At Fiscal Year End

	Option Awards						Stock Awards
Name/Title	# of Securities Underlying Unexercised Options (#) Exercisable		# of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	# of Shares or units of Stock that Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested (#)	Equity Incentive Plan Awards: # of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Hal Giomi
Chairman and Chief Executive Officer	24,807	(1)	0	0	$9.07	7/18/12	0	$0	—	—
	41,344	(1)	0	0	$14.30	7/16/14	0	$0	—	—
	4,725	(1)	3,150	0	$17.37	2/16/16	0	$0	—	—
	4,800	(2)	7,200	0	$18.83	2/27/17	0	$0	—	—

David Funk
President, Nevada Security Bank	16,538	(1)	0	0	$9.07	7/18/12	0	$0	—	—
	25,358	(1)	0	0	$14.30	7/16/14	0	$0	—	—
	4,725	(1)	3,150	0	$17.37	2/16/16	0	$0	—	—
	2,400	(2)	3,600	0	$18.83	2/27/17	0	$0	—	—

John Donovan
Exec. Vice President & Chief Credit Officer	5,513	(1)	0	0	$9.07	9/18/13	0	$0	—	—
	5,513	(1)	0	0	$13.21	5/25/14	0	$0	—	—
	19,294	(1)	0	0	$14.30	7/06/14	0	$0	—	—
	9,450	(1)	6,300	0	$17.37	2/16/16	0	$0	—	—
	2,400	(2)	3,600	0	$18.83	2/27/17	0	$0	—-	—-

Note — The Company has not issued any SARs.

(1)  These options are fully vested.

(2)  These options vest as to 20% of the award upon grant and 20% on each anniversary of the agreement date and will be fully vested on February 27, 2011.

Potential Payments Upon Termination or Change of Control

The following is a discussion of the payments that may come due to a named executive officer following a change of control or termination.  Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment, including all earned but unused vacation pay and amounts vested through the 401(k) Plan.  Upon termination of employment, a named executive officer also has the right to exercise all vested stock options, unless the termination is for cause.

Payments Made Upon a Change in Control

Employment Agreements:  Each of the named executive officers has entered into employment agreements with the Company, described in greater detail above.

Under the agreements with Mr. Giomi, Mr. Donovan and Mr. Funk, the named executive officers, in the event of a change in control,  may terminate employment and receive a lump sum equal to twenty-four months of his current compensation, plus an additional one month’s salary for each year of service, plus any accrued but unpaid bonus compensation.  Mr. Giomi and Mr. Donovan also receive continuation of insurance coverage for twelve months plus one additional month for each year of service up to eighteen months total.  Mr. Funk receives continuation of coverage for twelve months.  These payments are subject to reduction based on the allowances of Internal Revenue Code section 280G.

Mr. Giomi’s current annual compensation is $265,000 and he has eight complete years of service.  Mr. Donovan’s current annual compensation is $162,000 and he has six complete years of service.  Mr. Funk’s current annual salary is $185,000 and he has seven complete years of service.  None of the named officers have any current accrued but unpaid bonus compensation.

Director Supplemental Insurance Plan/Employment Agreement Amendment:  Each of the named executive officers who are also directors of the Company, Mr. Giomi and Mr. Funk, are entitled to participate in the Director Supplemental Insurance Plan described below under the heading “Compensation of Directors.”  The Plan provides for payment of benefits in the event the director ceases his or her directorship within 10 years of his or her commencement of service as a director and, during that 10 years, there has been a change of control, as defined in the Plan.  In such an event, the director is entitled to receive a lump sum payment equal to the yearly benefit amount multiplied by the difference between ten and the number of years for which the allowance was already received.  An amendment to the employment agreements of Mr. Buchold and Mr. Donovan provide the same benefit.

Stock Option Agreements:  Upon a change in control, all stock options held by a named executive officer may vest and become exercisable.

Payments Made Upon Termination of Employment

Employment Agreements:  Each of the named executive officers has entered into employment agreements with the Company, described in greater detail above. Under the agreements with Mr. Giomi and Mr. Donovan, in the event the executive is terminated “without cause” as defined in the agreements, prior to their expiration, he will receive termination pay in an amount equal to twenty-four (24) months of his then base salary, plus additional severance payments of one month’s salary for each year of service, plus any accrued but unpaid bonus compensation, and continuation of insurance coverage for twelve months plus one additional month for each year of service, up to eighteen months.  Under Mr. Funk’s agreement, in the event he is terminated “without cause” as defined in the agreement, prior to its expiration, he will receive termination pay in an amount equal to twelve (12) months of his then base salary, plus any accrued but unpaid bonus compensation, and continuation of insurance coverage for six months.

Deferred Compensation Plan:  Mr. Giomi and Mr. Funk previously participated in the Company’s Deferred Compensation Plan described in detail above.  While payment may have been made upon termination based upon the prior election of the executive, the form or amount of benefit payable upon termination was not enhanced nor its vesting accelerated in connection with termination.

Director Supplemental Insurance Plan/Employment Agreement Amendment:  Each of the named executive officers who are also directors of the Company, Mr. Giomi and Mr. Funk, are entitled to participate in the Director Supplemental Insurance Plan described below under the heading “Compensation of Directors.”  In the event that the executive ceases serving as a director of the Company after completing six years of service, but prior to completing ten years, he is entitled to receive a lump sum payment equal to the amount of the yearly benefit, multiplied by the difference between ten and the number of years for which the allowance was already received.  An amendment to the employment agreement of Mr. Donovan provides the same benefit.

Compensation of Directors

Information regarding compensation paid to outside directors for their service as directors during 2009 appears in the following table and related narrative and footnotes below.

Name	Fees earned of paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation		Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Ed Allison	$1,950	$0	$0	$0	$0		$4,000	$4,950
Director

Robert Barone	$2,357	$0	$0	$0	$0		$4,000	$6,357
Director

Keith Capurro	$2,668	$0	$0	$0	$0		$4,000	$6,668
Director

Edward Coppin	$1,178	$0	$0	$0	$0		$4,000	$5,178
Director

Lance Faulstich	$1,906	$0	$0	$0	$0	$		$1,906
Director

Jesse Haw	$2,126	$0	$0	$0	$0		$4,000	$6,126
Director

Mark Knobel	$1,787	$0	$0	$0	$0	$		$1,787
Director

Marybel Batjer	$1,543	$0	$0	$0	$0		$4,000	$5,543
Director

Kelvin Moss	$1,893	$0	$0	$0	$0	$		$1,893
Director

James Pfrommer	$1,918	$0	$0	$0	$0	$		$1,918
Director

(a)  During 2009, Mssrs. Faulstich, Knobel, Moss and Pfrommer resigned from the Board of Directors of The Bank Holdings.  Also during 2009, two new members of the Board were appointed, Robert Barone and Keith Capurro.

(b)  During 2009 directors, except directors who are also employees, each received $1,346 per month for serving on the Board of Directors of The Bank Holdings. Directors who are not also employees, were also compensated for serving on Board committees in the amount of $238 per meeting attended, with the exception of the chairmen of the committees. The chairman of each committee received $428 per meeting attended. Those members of the Board of Directors who also serve as members of the Board of Directors of Nevada Security Bank, and who are not employees, received separate compensation from the bank for their service on the bank Board.  As of February 2009, all directors’ fees were suspended.

(g)  On September 15, 2005 the Board of Directors of Nevada Security Bank approved the Nevada Security Bank Directors’ Supplemental Insurance Plan Agreement.  Under this plan, a director may elect to (i) have the Bank purchase $4,000 of long term care insurance each year for the Director or their spouse, or (ii) receive $4,000 allowance in cash. Those Company directors who also serve as directors of Nevada Security Bank are also entitled to participate in this plan.  This plan was approved and adopted by the Company in November 2006.

(h)  Represents total compensation for 2009 for named directors predicated on required calculations.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	621,644	$13.95	0
Equity compensation plans not approved by security holders	0	0	0
Total	621,644	$13.95	0

Shareholdings of Certain

Beneficial Owners and Management

Management of The Bank Holdings knows of no person who owns, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of the common stock of The Bank Holdings, except as set forth in the table below.  The following table sets forth, as of February 15 2010, the number and percentage of shares of the outstanding common stock of The Bank Holdings beneficially owned, directly or indirectly, by each of the directors, named executive officers and principal shareholders of The Bank Holdings and by the directors and executive officers of The Bank Holdings as a group.  The shares “beneficially owned” are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose.  In general, beneficial ownership includes shares over which the director, named executive officer or principal shareholder has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of February 15, 2010.  Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned.  Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of The Bank Holdings.

	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class(1)

Directors and Named Executive Officers:

Edward Allison(2)	45,394	*
Robert Barone(3)	62,647	*
Marybel Batjer(4)	12,666	*
Joseph Bourdeau(5)	108,279	1.73%
Jack Buchold(6)	67,528	1.08%
Keith Capurro(7)	36,794	*
Edward Coppin(8)	81,813	1.30%
John Donovan(9)	52,070	*
David Funk(10)	85,106	1.36%
Hal Giomi(11)	107,684	1.72%
Jesse Haw(12)	117,129	1.87%

All Directors and Executive Officers as a Group (11 in all)(13)	777,110	12.39%

Principal Shareholders
The Jeffrey Barker Bank Stock Trust(14)	356,039	6.14%
NAI Insurance Agency, Inc.(15)	355,319	6.13%
The Devere Barker Bank Stock Trust(16)	316,199	5.47%

*	Represents less than one percent (1%) of the outstanding common stock of the Company.
(1)

Includes shares subject to options held by the directors and executive officers that are exercisable within 60 days of February 15, 2010. These are treated as issued and outstanding for the purpose of computing the percentage of each director, named executive officer and the directors and executive officers as a group, but not for the purpose of computing the percentage of class owned by any other person.

(2)	Mr. Allison has shared voting and investment powers as to 13,411 of these shares. Includes 31,983 shares acquirable by the exercise of options.

(3)	Mr. Barone has shared voting and investment powers as to 27,563 of these shares. Includes 21,644 shares acquirable by the exercise of options.

(4)	Includes 12,233 shares acquirable by the exercise of options.

(5)	Mr. Bourdeau has shared voting and investment powers as to 14,184 of these shares. Includes 86,026 shares acquirable by the exercise of options.

(6)	Mr. Buchold has shared voting and investment powers as to 15,065 of these shares. Includes 52,463 shares acquirable by the exercise of options.

(7)

Mr. Capurro has shared voting and investment powers as to 12,600 of these shares. Includes 20,664 shares acquirable by the exercise of options. Mr. Capurro disclaims ownership of 441 of these shares, which are owned by his wife.

(8)	Mr. Coppin has shared voting and investment powers as to 2,280 of these shares. This amount includes 31,983 shares acquirable by the exercise of options.

(9)	Includes 52,070 shares acquirable by the exercise of options.

(10)	Mr. Funk has shared voting and investment powers as to 4,728 of these shares. Includes 55,771 shares acquirable by the exercise of options.

(11)	This amount includes 86,026 shares acquirable by the exercise of options.

(12)	Mr. Haw has shared voting and investment powers as to 76,340 of these shares. Includes 29,227 shares acquirable by the exercise of options.

(13)	Includes 443,530 shares acquirable by the exercise of options.

(14)	The address of The Jeffrey Barker Bank Stock Trust is 5945 Los Altos Parkway, Suite 101, Sparks, Nevada 89436.

(15)	The address of NAI Insurance Agency, Inc. is P.O. Box 370174, Las Vegas, NV 89137.

(16)	The address of The Devere E. Barker Bank Stock Trust is 5945 Los Altos Parkway, Suite 101, Sparks, Nevada 89436.

The Bank Holdings knows of no arrangements, including any pledge by any person of securities of The Bank Holdings, the operation of which may at a subsequent date result in a change in control of The Bank Holdings.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Some of the directors and executive officers of The Bank Holdings and their immediate families, as well as the companies with which they are associated, are customers of, or have had banking transactions with, Nevada Security Bank in the ordinary course of the bank’s business, and Nevada Security Bank expects to have banking transactions with such persons in the future.  In management’s opinion, all loans and commitments to lend in such transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and in the opinion of management did not involve more than a normal risk of collectibility or present other unfavorable features.

Director Independence

The Board has determined that each of the following non-employee directors is “independent” within the meaning of the listing standards and rules of Nasdaq:

Edward Allison	Keith Capurro

Robert Barone	Edward Coppin

Marybel Batjer	Jesse Haw

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

Fees for Services Provided by Independent Auditors

Fees for all services provided by Moss-Adams, LLP the Company’s independent auditors for fiscal years 2009 and 2008, are as follows and have been approved by the Audit Committee.

Audit Fees

Principal Accountant Fees and Services

	For the Years Ended December 31,
	2009	2008
	(in thousands)
Audit Fees (1)	$280	$301
Audit Related Fees (2)	7	25
Tax Fees	—	—
Tax Related Fees	—	—

(1)

Audit fees consist of fees for professional services rendered for the audit of The Bank Holdings consolidated financial statements for 2009 and 2008. Audit fees for 2009 and 2008 also include fees and costs associated with SAS 100 reviews associated with Form 10-Q filings.

(2)	Audit related fees consist of audit planning costs, out of pocket costs, SOX reviews, and other audit related matters.

PART IV

ITEM 15.           EXHIBITS

·                  Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation of The Bank Holdings (1)

3.2	By-laws of The Bank Holdings (1)

3.3	First Amendment to the Bylaws of The Bank Holdings (9)

4.1	Share Certificate (3)

10.1	2002 Stock Option Plan (2)

10.2	Amendment to the 2002 Stock Option Plan (5)

10.3	Form of Incentive Stock Option Agreement (2)

10.4	Form of Non-qualified Stock Option Agreement (2)

10.5	Form of Amendment to Non-qualified Stock Option Agreement (7)

10.6	Employment Agreement of Harold G. Giomi (8)

10.7	First Amendment to Employment Agreement of Harold G. Giomi (8)

10.8	Amended and Restated Employment Agreement of David A. Funk (8)

10.9	Employment Agreement of Joe P. Bourdeau (8)

10.10	First Amendment to Employment Agreement of Joe P. Bourdeau (8)

10.11	Employment Agreement of Jack B. Buchold (8)

10.12	First Amendment to Employment Agreement of Jack B. Buchold (8)

10.13	Employment Agreement of John N. Donovan (10)

10.14	First Amendment to Employment Agreement of John N. Donovan (8)

10.15	Directors Supplemental Insurance Plan Agreement (6)

11	Statement re: Computation of Per Share Earnings (11)

14	Code of Ethics (4)

21	Registrant’s principal subsidiary is Nevada Security Bank, a Nevada corporation, which also does business under the name Silverado Funding and Silverado Bank

23.1	Consent of Moss-Adams, LLP (filed herewith)

31.1	Section 302 Certification by Hal Giomi

31.2	Section 302 Certification by Jack Buchold

32.1	Section 706 Certification by Hal Giomi

32.2	Section 706 Certification by Jack Buchold

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to, our registration Statement on Form S-4 filed with the Commission on May 21, 2003.

(2)	This exhibit was previously filed as part of, and is herby incorporated by reference to, our Form 10Q-SB, filed with the Commission on November 14, 2003

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to our Form SB-2 filed with the Commission on December 17, 2003.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to our Form 10-KSB filed with the Commission on March 30, 2004.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on June 14, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on September 21, 2005.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on January 4, 2006.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on January 7, 2009.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on April 25, 2008.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference from, Form 8-K filed with the Commission on June 25, 2007.

(11)	Computation of earnings per share is incorporated herein by reference to Note 2 of the Financial Statements.

FINANCIAL TABLES

Appendix 1 — Average Balances and Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income on interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.

	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2009(a,b)			2008(a,b)			2007(a,b)
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investments:
Federal Funds Sold and Interest Bearing Deposits	$49,814	$124	0.25%	$8,266	$96	1.16%	$18,164	$806	4.44%
Securities	75,539	3,249	4.30%	89,293	4,625	5.18%	85,306	3,744	4.39%
Equity	4,509	21	0.47%	6,884	272	3.95%	4,823	172	3.57%
Total Investments	129,862	3,394	2.61%	104,443	4,993	4.78%	108,293	4,722	4.36%
Loans: c
Agriculture	301	17	5.65%	996	13	1.31%	7,304	416	5.70%
Commercial	67,487	3,523	5.22%	80,307	5,205	6.48%	76,511	6,600	8.63%
Real Estate Construction	84,835	3090	3.64%	127,256	8,248	6.48%	167,661	15,185	9.06%
Real Estate Term	249,266	16,388	6.57%	241,514	17,889	7.41%	216,944	17,579	8.10%
Consumer	8,091	300	3.71%	7,683	429	5.58%	9,096	625	6.87%
Credit Card and Overdraft Protection	331	49	14.80%	328	49	14.94%	359	56	15.46%
Other	321	—	0.00%	627	—	0.00%	586	—	0.00%
Total Loans	410,632	23,367	5.69%	458,711	31,833	6.94%	478,461	40,461	8.46%
Total Earning Assets	540,494	26,761	4.95%	563,154	36,826	6.54%	586,754	45,183	7.70%
Non-Earning Assets	26,685			54,517			62,356
Total Assets	$567,179			$617,671			$649,110
Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$10,386	$48	0.46%	$12,178	$82	0.67%	$11,137	$108	0.97%
Savings Accounts	9,860	72	0.73%	27,675	559	2.02%	73,077	3,088	4.23%
Money Market	126,759	2,960	2.34%	85,690	2,107	2.46%	108,968	4,353	3.99%
IRA’s	9,987	329	3.29%	4,371	188	4.30%	4,292	201	4.68%
Certificates of Deposit<$100,000	183,213	6,990	3.82%	204,551	8,914	4.36%	169,874	8,423	4.96%
Certificates of Deposit>$100,000	105,885	3,329	3.14%	67,514	2,625	3.89%	63,922	2,886	4.51%
Total Interest Bearing Deposits	446,090	13,728	3.08%	401,979	14,475	3.60%	431,270	19,059	4.42%
Borrowed Funds:
Short term debt	26,502	435	1.64%	58,733	1,702	2.90%	35,856	2,201	6.14%
Long term debt	22,216	1,010	4.55%	29,889	1,313	4.39%	28,700	1,704	5.94%
Total Borrowed Funds	48,718	1,445	2.97%	88,622	3,015	3.40%	64,556	3,905	6.05%
Total Interest Bearing Liabilities	494,808	15,173	3.07%	490,601	17,490	3.57%	495,826	22,964	4.63%
Demand Deposits	48,855			57,417			61,077
Other Liabilities	(732)			6,631			17,511
Shareholders’ Equity	24,248			63,022			74,696
Total Liabilities and Shareholders’ Equity	$567,179			$617,671			$649,110
Interest Rate Spread (d)			1.88%			2.97%			3.07%
Interest Income/Earning Assets			4.95%			6.54%			7.70%
Interest Expense/Earning Assets			2.81%			3.11%			3.91%
Net Interest Income and Margin (e)		$11,588	2.14%		$19,336	3.43%		$22,219	3.79%

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

Appendix 2 — Changes in Net Interest Income

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

	For the Year Ended December, 31				For the Year Ended December, 31
	2009 vs. 2008				2008 vs. 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate and	Total			Rate and	Total
	Volume	Rate	Volume (1)	Change	Volume	Rate	Volume (1)	Change
	(Dollars in thousands)				(Dollars in thousands)
Interest Income
Investments:
Federal funds sold and other short term investments	$483	$(76)	$(379)	$28	$(439)	$(596)	$325	$(710)
Securities	(712)	(785)	121	(1,376)	175	674	32	881
Equity	(94)	(240)	83	(251)	74	18	8	100
Total Investment Income	(323)	(1,101)	(175)	(1,599)	(190)	96	365	271

Loans:
Agriculture	(9)	44	(31)	4	(360)	(321)	278	(403)
Commercial	(831)	(1,013)	162	(1,682)	328	(1,645)	(78)	(1,395)
Real Estate Construction	(2,749)	(3,613)	1,204	(5,158)	(3,661)	(4,326)	1,050	(6,937)
Real Estate Term	574	(2,011)	(64)	(1,501)	1,990	(1,497)	(183)	310
Consumer	23	(145)	(7)	(129)	(97)	(117)	18	(196)
Credit Card and Overdraft Protection	—	(1)	1	—	(5)	(2)	—	(7)
Total Loan Income	(2,992)	(6,739)	1,265	(8,466)	(1,805)	(7,908)	1,085	(8,628)

Total Interest Income	(3,315)	(7,840)	1,090	(10,065)	(1,995)	(7,812)	1,450	(8,357)

Interest Expense
Interest Bearing Deposits:
Now Accounts	(12)	(26)	4	(34)	10	(33)	(3)	(26)
Savings	(360)	(357)	230	(487)	(1,921)	(1,615)	1,007	(2,529)
Money market	1,010	(107)	(50)	853	(929)	(1,667)	350	(2,246)
IRA’s	242	(45)	(56)	141	4	(16)	(1)	(13)
Certificates of deposit<$100,000	(930)	(1,110)	116	(1,924)	1,720	(1,019)	(210)	491
Certificates of deposit>$100,000	1,492	(503)	(285)	704	162	(396)	(27)	(261)
Total interest-bearing deposits	1,442	(2,148)	(41)	(747)	(954)	(4,746)	1,116	(4,584)

Borrowed Funds	(1,358)	(387)	175	(1,570)	1,456	(1,711)	(635)	(890)

Total interest expense	84	(2,535)	134	(2,317)	502	(6,457)	481	(5,474)

Net Interest Income	$(3,399)	$(5,305)	$956	$(7,748)	$(2,497)	$(1,355)	$969	$(2,883)

(1)          Includes changes in interest income and expense not due solely to volume or rate changes.

Appendix 3 — Non-Interest Income and Non-Interest Expense

The following table sets forth the various components of the Company’s non-interest income and expense for the periods indicated.

	For the Year Ended December 31,
	2009	% of Total	2008	% of Total	2007	% of Total
	(Dollars in thousands)
Other Operating Income

Service charges on deposit accounts	$630	32.46%	$617	-4.03%	$436	30.66%
Other service charges, commissions and fees	39	2.01%	45	-0.29%	52	3.66%
Loan charges and fees	100	5.15%	195	-1.27%	292	20.53%
Pre-underwriting fees	—	0.00%	—	0.00%	26	1.83%
Income on bank owned life insurance	2,777	143.07%	360	-2.35%	393	27.64%
Exchange fee income	11	0.57%	82	-0.54%	163	11.46%
Unrealized gains on trading securities	(22)	-1.13%	(997)	6.51%	118	8.30%
Unrealized gain on fair value loans	3	0.15%	10	-0.07%	(77)	-5.41%
Gain on the sale of fixed assets	201	10.36%	(57)	0.37%	11	0.77%
Loss on the sale of OREO	(63)	-3.25%	(194)	1.27	—
Gain on the sale of fair value loans	—	0.00%	—	0.00%	5	0.35%
Gain/(loss) on the sale of investments	(1,735)	-89.39%	(15,374)	100.40%	3	0.21%
Total non-interest income	1,941	100.00%	(15,313)	100.00%	1,422	100.00%

As a percent of average earning assets		0.36%		-2.72%		0.24%

Other Operating Expense:

Salaries and employee benefits	7,248	29.06%	9,493	21.38%	9,566	52.25%
Occupancy costs	2,394	9.60%	2,739	6.17%	2,709	14.80%
Advertising and marketing costs	461	1.85%	529	1.19%	866	4.73%
Data processing costs	504	2.02%	538	1.21%	629	3.44%
Deposit services costs	2,259	9.06%	1,140	2.57%	1,100	6.01%
Loan servicing costs	6,300	25.26%	580	1.31%	63	0.34%
Provision for undisbursed loan commitments	22	0.09%	(78)	-0.18%	(145)	-0.79%
Telephone and postage costs	392	1.57%	467	1.05%	555	3.03%
Legal and accounting	1,000	4.01%	907	2.04%	880	4.81%
Other professional services	996	3.99%	452	1.02%	618	3.38%
Director fees	141	0.57%	280	0.63%	352	1.92%
Travel and education costs	155	0.62%	186	0.42%	318	1.73%
Stationery and supplies	107	0.43%	166	0.37%	275	1.50%
Goodwill Impairment	2,653	10.63%	26,911	60.60
Other	312	1.24%	100	0.22%	521	2.85%
Total non-interest expense	$24,944	100.00%	$44,410	100.00%	$18,307	100.00%

As a percentage of average earning assets		4.62%		7.89%		3.12%

Net non-interest expense as a percentage of average earning assets		4.26%		10.61%		2.88%

Efficiency ratio (a)		165.60%		228.28%		77.50%

(a)          Represents non-interest expenses as a percentage of net interest income and non-interest income excluding securities gains and losses.

Appendix 4 — Securities Available for Sale, Held to Maturity and Trading

The following table sets forth our investment securities as of the dates indicated.

	December 31,		December 31,		December 31,
	2009		2008		2007
	Amortized	Fair Market	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale

US Treasury and Government Agency Securities	$8,531	$8,469	$—	$—	$6,136	$6,059
Corporate bonds	22	22	1,221	1,236	4,274	3,552
State & municipal	8,372	7,974	—	—	—	—
Equity	—	—	95	95	—	—
Preferred Securities	—	—	503	435	6,998	6,890
Mortgage-backed securities	60,136	60,716	—	—	1,512	1,495
Subtotal, Available for Sale	$77,061	$77,181	$1,819	$1,766	$18,920	$17,996

Held to Maturity

US Treasury and Government Agency Securities	$—	$—	$6,033	$6,198	$12,596	$12,704
Mortgage-backed securities	—	—	36,245	36,535	27,490	27,234
Corporate bonds	—	—	250	240	794	812
State & municipal	—	—	16,227	15,255	21,400	21,343
Subtotal, Held to Maturity	$—	$—	$58,755	$58,228	$62,280	$62,093

Fair value as a % of amortized cost of Held to Maturity Securities		N/A		99.1%		99.7%

Trading Securities Equity Investments	—	—	102	83	4,168	4,729

Total Securities	$77,061	$77,181	$60,676	$60,077	$85,368	$84,818

Appendix 5 — Maturities of Securities

The following table sets forth the contractual maturities and weighted average yields of our debt securities as of December 31, 2009. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying Value (amortized cost) Maturing in
					More Than 5		More Than
	Less than 1 Year		1 to 5 Years		to 10 Years		10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale Securities

US Government Agencies	$1,001	4.93%	$—	—	$4,954	4.47%	$2,575	4.58%	$8,530	4.51%
Mortgage-backed Securities	598	3.03%	25,772	4.02%	$19,550	4.30%	14,217	5.55%	60,137	4.42%
State & Municipal	—	—	125	6.00%	—	—	8,247	4.51%	8,372	4.51%
Preferred Securities	—	—	—	—	—	—	—		—
Corporate Bonds	—	—	—	—	—	—	22	3.97%	22	3.97%
Total Available for Sale Securities	$1,599		$25,897		$24,504		$25,061		$77,061	4.44%

Held to Maturity Securities

US Government Agencies	$—		$—		$—	—	$—	—	$—
Mortgage-backed Securities	—		—		—		—		—
State & Municipal	—		—		—		—		—
Corporate Bonds	—		—		—		—		—
Total Held to Maturity Securities	$—		$—		$—		$—		$—

Total Investment Securities	$1,599		$25,897		$24,504		$25,061		$77,061	4.44%

Appendix 6 — Composition of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	As of December 31, 2009		As of December 31, 2008		As of December 31, 2007		As of December 31, 2006		As of December 31, 2005
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

USDA Agriculture Loans (1)	$—	0.00%	$858	0.19%	$897	0.19%	$12,698	2.74%	$13,528	5.52%

Commercial and Industrial
Revolving Lines of Credit	24,375	6.82%	42,999	9.75%	48,283	10.17%	38,271	8.25%	18,066	7.37%
Other Collateral	31,388	8.78%	36,263	8.22%	35,624	7.50%	21,212	4.57%	16,694	6.81%
Unsecured	10,291	2.88%	7,580	1.72%	13,029	2.74%	16,885	3.64%	3,669	1.50%
Participations	(8,326)	-2.33%	(8,479)	-1.92%	(9,500)	-2.00%	(2,000)	-0.43%	—	0.00%
Total Commercial Loans	57,728	16.15%	78,363	17.76%	87,436	18.42%	74,368	16.03%	38,429	15.67%

Real Estate Construction:
Acquisition and Land	39,076	10.94%	61,409	13.92%	63,252	13.32%	50,826	10.96%	32,137	13.11%
Single Family Residences	3,052	0.85%	14,262	3.23%	26,866	5.66%	63,255	13.64%	26,615	10.86%
Multi-family	—	0.00%	2,127	0.48%	4,599	0.97%	—	0.00%	—	0.00%
Commercial	23,099	6.46%	34,671	7.86%	52,479	11.05%	49,099	10.58%	19,664	8.02%
Government Guaranteed	—	0.00%	1,658	0.38%	6,017	1.27%	3,001	0.65%	1,026	0.42%
Participations	(6,607)	-1.85%	(9,290)	-2.11%	(7,371)	-1.55%	(12,419)	-2.68%	(5,253)	-2.14%
Total Real Estate Construction Loans	58,620	16.40%	104,837	23.76%	145,842	30.72%	153,761	33.15%	74,189	30.26%

Real Estate Term:
Single Family Residences	6,937	1.94%	5,405	1.23%	3,503	0.74%	878	0.19%	5,284	2.16%
Multi-family	17,105	4.79%	13,920	3.15%	6,935	1.46%	6,729	1.45%	6,848	2.79%
Commercial	216,483	60.57%	241,414	54.71%	232,946	49.07%	217,465	46.88%	97,732	39.86%
Government Guaranteed	—	0.00%	767	0.17%	1,863	0.39%	915	0.20%	196	0.08%
Participations	(7,215)	-2.02%	(12,673)	-2.87%	(12,917)	-2.72%	(10,936)	-2.36%	—	0.00%
Total Real Estate Term Loans	233,310	65.28%	248,833	56.40%	232,330	48.94%	215,052	46.36%	110,060	44.89%

Total Real Estate Loans	291,930	81.68%	353,670	80.16%	378,172	79.65%	368,813	79.51%	184,249	75.15%

Consumer Loans:
Consumer	921	0.26%	1,757	0.40%	2,251	0.47%	1,848	0.40%	3,408	1.39%
Home Equity Lines of Credit	6,410	1.79%	6,107	1.38%	5,710	1.20%	5,710	1.23%	5,417	2.21%
Credit Cards and Overdraft Protection	389	0.11%	338	0.08%	259	0.05%	364	0.08%	93	0.04%
Other	33	0.01%	128	0.03%	44	0.01%	57	0.01%	61	0.02%
Total Consumer Loans	7,753	2.17%	8,330	1.89%	8,264	1.74%	7,979	1.72%	8,979	3.66%

Total Gross Loans	357,411	100.00%	441,221	100.00%	474,769	100.00%	463,858	100.00%	245,185	100.00%

Less:
Allowance for Loan Losses	13,144		8,061		7,276		5,430		2,655
Net Unearned Loan Fees/Costs	698		934		1,255		997		356
Net Loans	$343,569		$432,226		$466,238		$457,431		$242,174

(1)          The Company adopted the fair value option on January 1, 2007, amount outstanding represents fair value

Appendix 7- Scheduled Contractual Maturities of the Loan Portfolio

The following table sets forth the scheduled contractual amortization of our loan portfolio at December 31, 2009 as well as the amount of loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

Dollars in thousands	USDA Agriculture	Commercial	Real Estate	Consumer	Total

Amounts due:
Within one year	$—	$28,026	$72,119	$7,381	$107,526
After one year through five years	—	15,311	79,038	349	$94,698
Beyond five years	—	14,391	140,773	23	$155,187

Total Gross Loans	$—	$57,728	$291,930	$7,753	$357,411

Interest Rate Terms on amounts due after one year:

Fixed	$—	$14,355	$45,723	$348	$60,426
Adjustable	$—	$15,347	$174,088	$24	$189,459

Appendix 8 — Table of Activity in the Allowance for Loan Losses

The following table sets forth information concerning the activity in our allowance for loan losses during the periods indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance at the beginning of the period	$8,061	$7,276	$5,430	$2,655	$1,586

Allowance contributed by Northern Nevada Bank	—	—	—	1,951	—

Charge-offs:
Agricultural	—	—	—	—	—
Commercial & industrial loans	6,221	173	225	—	—
Real estate construction loans	10,468	2,390	903	—	—
Real estate loans	3,753	728	—	—	—
Consumer loans	250	2	65	—	—
Total Loans Charged-Off	20,692	3,293	1,193	—	—

Recoveries:
Agricultural	—	—	—	—	—
Commercial & industrial loans	41	36	32	53	—
Real estate construction loans	—	—	—	—	—
Real estate loans	—	—	—	—	—
Consumer loans		17	—	—	—
Total Loans Recovered	41	53	32	53	—

Net loan charge offs	(20,651)	(3,240)	(1,161)	53	—

Provision charged to expense	25,734	4,025	3,007	771	1,069

Balance	$13,144	$8,061	$7,276	$5,430	$2,655

Average gross loans outstanding during period	$410,632	$458,711	$478,461	$478,461	$308,411
Gross loans outstanding at end of period	$357,411	$441,221	474,769	$474,769	$463,858

RATIOS
Net Charge-offs to Average Loans (annualized)	(5.03)%	(0.71)%	(0.24)%	n/a	n/a
Allowance for Loan Losses to Gross Loans at End of Period	3.68%	1.83%	1.53%	1.14%	0.57%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	(157.11)%	(40.19)%	(15.96)%	n/a	n/a
Net Loan Charge-offs to Provision for Loan Losses	(80.25)%	(80.50)%	(38.61)%	n/a	n/a

Appendix 9 — Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the allocation of our allowance for loan losses by loan categories at the dates indicated. The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated to various loan categories as part of our process for evaluating the adequacy of the allowance for loan losses.

	As of December 31,		As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2009		2008		2007		2006		2005
		% Total		% Total		% Total		% Total		% Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
	(Dollars in thousands)

USDA Agriculture Loans	$—	0.00%	$—	0.19%	$—	0.19%	$—	2.74%	$—	2.74%

Commercial and Industrial
Revolving Lines of Credit	2,154		1,103		614		427		407
Unsecured and Other Collateral	2,928		778		539		444		102
Total Commercial Loans	5,082	16.15%	1,881	17.76%	1,153	18.42%	871	16.03%	509	16.03%

Real Estate Construction:
Acquisition and Land	3,454		1,514		1,603		1,711		361
SFR, Commercial, Multi-family	1,068		751		1,729		1,379		663
Government Guaranteed	88		77		158		259		17
Total Real Estate Construction Loans	4,610	16.40%	2,342	23.76%	3,490	30.72%	3,349	33.15%	1,041	33.15%

Real Estate Term:
Single Family Residences, Multi-family	1,210		752		590		193		174
Commercial	2,182		1,239		1,987		1,003		897
Total Real Estate Term Loans	3,392	65.28%	1,991	56.40%	2,577	48.94%	1,196	46.36%	1,071	46.36%

Total Real Estate	8,002	81.68%	4,333	80.16%	6,067	79.65%	4,545	79.51%	2,112	79.51%

Consumer loans	60	2.17%	47	1.89%	56	1.74%	13	1.72%	28	1.72%
Unallocated	—	0.00%	1,800	0.00%	—	0.00%	1	0.00%	6	0.00%
	$13,144	100.00%	$8,061	100.00%	$7,276	100.00%	$5,430	100.00%	$2,655	100.00%

(1) Represents percentage of loans in category to total loans.

Appendix 10 — Premises and Equipment

The following table sets forth the cost and net book value of our fixed assets as of the dates indicated, dollars in thousands.

	As of December 31,
	2009			2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Land	$925	$—	$925	$3,108	$—	$3,108
Buildings	1,989	464	1,525	1,989	393	1,596
Leasehold Improvements	1,875	1,170	705	1,875	995	880
Furniture, Fixtures and Equipment	5,574	4,237	1,337	5,650	3,838	1,812

Total	$10,363	$5,871	$4,492	$12,622	$5,226	$7,396

Appendix 11 — Maturity Schedule of Time Certificates of Deposit

At December 31, 2009, the scheduled maturities of time deposits including IRA’s (in thousands) are as follows:

	100K	Over
Dollars in thousands	and Under	100K	Total
During the Year of:
2010	$149,043	$168,750	$317,793
2011	7,627	13,685	21,312
2012	371	—	371
2013	240	827	1,067
2014	109	—	109
Total	$157,390	$183,262	$340,652

Appendix 12 — Other Borrowed Funds

The following table sets forth the FHLB advances and other borrowing

	As of December 31,
	2009	2008	2007
	(Dollars in thousands)

Overnight FHLB Advances

Balance at December 31,	$—	$22,000	$62,500
Average amount outstanding	26,468	58,691	35,963
Maximum amount outstanding at any month end	45,000	103,000	69,000
Average interest rate for the year	1.64%	2.84%	5.02%

Term FHLB Advances

Balance at December 31,	$—	$5000	$8,000
Average amount outstanding for the period	1,597	9,270	8,000
Maximum amount outstanding at any month end	5,000	27,000	8,000
Average interest rate for the short period	20.55%	4.54%	4.41%

Federal Funds Purchased

Balance at December 31,	$—	$—	$110
Maximum amount outstanding at any month end	—	—	110
Average interest rate for the year	0.00%	0.00%	0

Subordinated Debt

Balance at December 31,	$20,619	$20,619	$20,619
Average amount outstanding	20,619	20,619	20,619
Maximum amount outstanding at any month end	20,619	20,619	20,619
Average interest rate for the year	3.32%	4.91%	6.54%

Notes Payable

Balance at December 31,	$58	$—	$—
Average amount outstanding	34	—	124
Maximum amount outstanding at any month end	60	—	265
Average interest rate for the year	5.38%	0.00%	7.96%

Appendix 13- Estimated Net Interest Income Sensitivity Profile

The following table sets forth the estimated effects on the Bank’s net interest income over a 12 month period following December 31, 2009 in the event of an immediate change up or down in the indicated market interest rates.

	Change in
	Net Interest	Percentage
(Dollars in thousands)	Income	Change
Scenario

Up 300 basis points	$(4,461)	- 0.89%
Up 200 basis points	$(2,974)	- 0.59%
Up 100 basis points	$(1,440)	- 0.29%
Down 100 basis points	$1,101	0.22%
Down 200 basis points	$1,697	0.34%
Down 300 basis points	$2,545	0.51%

Appendix 14 - Interest Rate Sensitivity Gap

The following table sets forth the Company’s interest rate sensitivity as of December 31, 2009.  Interest rate sensitivity difference between the volumes of assets and liabilities subject to repricing at various time periods:

	Within	Three	One Year
	Three	Months to	to	After
Dollars in thousands	Months	One Year	Five Years	Five Years	Total

Interest Earning Assets:
Interest bearing cash and due from banks	$36,704	$99	$—	$—	$36,803
Federal funds sold and short term investments	895	—	—	—	895
Investment securities	3,152	5,546	20,792	47,691	77,181
Loans (net of deferred fees & costs)	15,791	58,688	252,930	29,304	356,713

Total	$56,542	$64,333	$273,722	$76,995	$471,592

Interest Bearing Liabilities:
Interest bearing demand deposits	$9,757	$—	$—	$—	$9,757
Savings deposits	3,034	—	—	—	3,034
MMDA’s	87,105	—	—	—	87,105
Time deposits $100,000 or less	18,050	130,657	8,340	5	157,052
Time deposits of more than $100,000	8,129	160,958	14,512	—	183,599
Borrowed funds	—	58	—	20,619	20,677

Total	$126,075	$291,673	$22,852	$20,624	$461,224

Interest Rate Sensitivity Gap	$(69,533)	$(227,340)	$250,870	$56,371	$10,368

Cumulative Interest Rate Sensitivity Gap	$(69,533)	$(296,873)	$(46,003)	$10,368

Cumulative Interest Rate Sensitivity Gap/Total Interest Earning Assets	-12.30%	-52.53%	-8.14%	1.83%

Cumulative Gap as a % of Total Assets	-11.08%	-47.32%	-7.33%	1.65%

SIGNATURES

Pursuant to the requirements of Section 13 or 1516(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2010	The Bank Holdings,
a Nevada Corporation

	By:	/s/ Harold G. Giomi
Harold G. Giomi
Chief Executive Officer

	By:	/s/ Jack B. Buchold
Jack B. Buchold
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Allison	Director	April 14, 2010
Edward Allison

/s/ Robert Barone	Director	April 14, 2010
Robert Barone

/s/ Marybel Batjer	Director	April 14, 2010
Marybel Batjer

/s/ Joseph Bourdeau	President and Director	April 14, 2010
Joseph Bourdeau

/s/ Keith Capurro	Director	April 14, 2010
Keith Capurro

/s/ Edward Coppin	Director	April 14, 2010
Edward Coppin

/s/ David A. Funk	Director	April 14, 2010
David A. Funk

/s/ Jesse Haw	Director	April 14, 2010
Jesse Haw

/s/ Hal Giomi	Chairman and Chief Executive Officer	April 14, 2010
Hal Giomi

/s/ Jack B. Buchold	Chief Financial Officer	April 14, 2010
Jack B. Buchold